Form 10-K
period 1996-03-31
AURIC METALS CORP
filed 1996-07-12
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange act of 1934 for the transition period from ______ to________.

             For the fiscal year ended March 31, 1996

                 Commission File Number:  0-6334

                     AURIC METALS CORPORATION
      (Exact name of Registrant as specified in its Charter)

          NEVADA                                  87-0281240
 --------------------------------               ----------------------
  (State or other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)

       1475 Terminal Way, Suite D
              Reno, Nevada                              89502
- ----------------------------------------            ------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number including Area Code:  (318) 343-4448

                   1800 East Sahara, Suite 107
                     Las Vegas, Nevada  89104
- ----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Securities Registered Pursuant to Section 12(b) of the Act:
                                              Name of Each Exchange
     Title of Each Class                      on which Registered
     -------------------                      ---------------------
            None                                       None

Securities Registered Pursuant to Section 12(g) of the Act:

                               None
                          -------------
                         (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes [ X ]     No [   ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the bid prices in the over-the-counter market on July 8, 1996, was approximately $366,000.

     As of July 8, 1996, the Registrant had outstanding 1,000,000 shares of its common stock, par value $.01.

               DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.  None.
<page 1>


                        TABLE OF CONTENTS


                                                             Page
Item Number and Caption                                    Number

PART I

1.  Business                                                    3

2.  Properties                                                  8

3.  Legal Proceedings                                           8

4.  Submission of Matters to a Vote of Security
     Holders                                                    8

PART II

5.  Market for Registrant's Common Equity and
     Related Stockholder Matters                                9

6.  Selected Financial Data                                    10

7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                       11

8.  Financial Statements and Supplementary Data                11

9.  Changes in and Disagreements on Accounting and
     Financial Disclosure                                      11

PART III

10. Directors and Executive Officers of the Registrant         12

11. Executive Compensation                                     13

12. Security Ownership of Certain Beneficial Owners
     and Management                                            14

13. Certain Relationships and Related Transactions             15

PART IV

14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K                                       17

15.  Signatures                                                18

<page 2>

                              PART I

                        ITEM 1.  BUSINESS

GENERAL/HISTORY

     Auric Metals Corporation (the "Company") is a Nevada Corporation which holds interests in several natural resource properties, and a minority interest in a hotel operation in New Mexico. Over the past several years, the Company has principally been engaged in the acquisition, exploration and development of interests in various natural resource properties, primarily through participation with other parties in natural resource joint ventures or other arrangements.

     The Company was originally organized under the laws of the state of Utah. In 1985, the Company became a Nevada corporation by merging with a wholly-owned Nevada corporation created solely for the purpose of changing the Company's state of domicile. The Company has one wholly-owned subsidiary, Auric Minerals Corporation.

     The Company was organized in 1969 for the purpose of engaging in mineral exploration (principally silver, copper, gold, lead and zinc) on a mining property located in Beaver County, Utah. In February 1970, the Company completed a public offering under Regulation A of the Securities Act of 1933, as amended, from which it raised approximately $350,327 in net proceeds for its proposed exploration. In 1979, the Company's exploration activities on its Beaver County mining claims were terminated, following the determination by the Company that further exploration would be unproductive.

     Since the termination of exploration activities in Beaver County, Utah, in 1979, the Company has participated in a number of natural resource joint ventures, and has performed limited exploration and assessment work on other natural resource properties, with a view towards evaluating such properties for future exploration and development.

     The Company holds interests in a number of natural resource properties in Utah, Nevada, Oklahoma, and California. The Company presently holds a working interest in one oil and gas well near Oklahoma City, Oklahoma, which has provided the Company with nominal revenue over the past few years. The Company also holds a working interest in various patented and unpatented mining claims in the Tintic Mining District of Utah. The Company subleases forty-five (45) mining claims to USX, formerly United States Steel Corporation. These claims have, in turn, been assigned to other parties which have conducted limited exploration on these claims.

     In the fiscal year ended March 31, 1994, Auric Minerals Corporation, the Company's wholly-owned subsidiary, acquired from an unrelated third party, a 50% interest in 7 patented mining claims and 11 unpatented claims in the Tintic mining area west of the Company's Rex claims. The 7 patented mining claims were terminated during the fiscal year ended March 31, 1995, due to title problems. The Company has maintained its interest in the 11 unpatented claims. Over the past several years, the Company has additionally held a 19% interest in a limited partnership which holds certain sulfur and gold property in Inyo County, California. Mining operations on this property were abandoned during the fiscal year due primarily to a loss in demand for sulfur products. (See "BUSINESS," under this caption).

     During the fiscal year ended March 31, 1991, the Company purchased, in a private transaction, a total of 89,600 shares of restricted common stock of Dynamic Oil Limited, at an average price of $1.98 per share. Dynamic Oil Limited is a publicly-held British Colombia corporation which is engaged in oil and gas exploration. The Company has now held such securities in excess of two years, and is, therefore, able to dispose of this investment subject to compliance with the requirements of Rule 144 of the Securities Act of 1933, as amended. As of July 3, 1996, the market value of these securities was approximately $44,775.
<page 3>

     In addition to its natural resource investments, described above, the Company is a principal shareholder in Corporation de La Fonda, Inc., a corporation which owns the La Fonda Hotel in Santa Fe, New Mexico. This investment has generated dividend revenues to the Company for the past several years. Dividend revenue from this investment of $12,000 during the past fiscal year, represents a decrease in dividend revenue from $15,000 in dividend revenue for the 1995 fiscal year, and $27,000 in dividend revenue for the 1994 fiscal year.

BUSINESS

     During the fiscal year, the Company limited its activities to required maintenance of its unpatented mining claims in the Tintic Mining District near Eureka, Utah, and the continued search for suitable natural resource opportunities for acquisition, participation or other involvement by the Company. In September, 1995, the Company acquired a minority interest in 107 unpatented lode mining claims on Bureau of Land Management land, located close to the Company's Ivanho claims near Elko, Nevada. (See "Acquisition of Interest in Robbie Claims," below).

     The Company conducted no exploration activities during the fiscal year, and has realized no income from its mineral exploration activities to date.
The Company has realized most of its income from its interests in properties developed and explored by other firms, and from lease payments and dividend payments on the Company's equity holdings. The following is a general description of the Company's holdings and business activities during the fiscal year.

     Hillcrest Claims

     Since 1981, the Company has subleased forty-five (45) unpatented mining claims covering approximately 600 acres north west of Elko, Nevada, to USX, formerly United States Steel Corporation. The Company acquired this lease from Hillcrest Mining Company ("Hillcrest") in 1981. The Company obtained the lease for an initial term of three years, ending August 31, 1984, in consideration of the agreement to do all the assessment work on the lease during its term at a cost of $100 per claim per year, and to actively market the property during such term. The lease grants to the Company the option to extend the lease year by year for an additional twenty years by making advance royalty payments of $6,000 to Hillcrest. The lease further provides that the Company will pay to Hillcrest a royalty equal to 50% of the Company's earnings from the property, after deducting all direct costs incurred by the Company in the development of the property, exclusive of the Company's overhead.

     USX acquired the claims from the Company for a primary term of two years, expiring December 31, 1983, for which the Company received $9,000, $4,500 of which was paid to Hillcrest. USX has the right to renew the options for twenty additional one year terms by paying an advance royalty of $25,000 in 1984 and 1985 and $50,000 per year thereafter for the term of the lease or as long as there is production. USX has paid the advance royalty for each year to and including fiscal year ended March 31, 1992, and has paid for all assessment work required during the term of the sublease. Pursuant to the terms of a modification of the lease between Auric and Hillcrest, resulting in an equal interest between Auric and Hillcrest, the Company and Hillcrest each now receive a 1% royalty interest for gold, calculated on the basis of net smelter returns, and a 3% royalty interest on other metals, calculated on the same basis.

     Since January 1987, Cornucopia Resources, Ltd. ("Cornucopia"), a Canadian corporation listed on the Vancouver Stock Exchange and the Toronto Stock Exchange, has held all of the leasehold interest of USX in the Hillcrest Claims, subject to its obligation to comply with the terms of USX's sublease. Cornucopia subsequently entered into a joint venture with Galactic Resources, Ltd. ("Galactic"), providing for the mining and exploration of the Hillcrest claims and adjacent properties. Under the terms of the joint venture, Galactic earned a 50% interest in the project by providing a feasibility study and by funding an initial phase of mining on the project.

     In 1992, Newmont Mining Company ("Newmont") acquired the leasehold interest held by the Company in its Ivanho property near Elko, Nevada,

<page 4>

covering 85,000 acres. In the past three years, a deep drilling program with drillsites on the Ivanho property, has been conducted. In 1995, Newmont and Cornucopia entered into a joint venture arrangement providing for the joint development of the Ivanho property. Newmont has recently advised its joint venture partner that it is withdrawing from the Ivanho property, and Cornucopia is presently seeking a new joint venture partner. If Cornucopia is unsuccessful in finding a new partner, the leasehold interest may be reclaimed. Accordingly, the Company does not know when the Company's leased acreage will be developed, or the extent of such development.

     The Company has been advised that a substantial amount of capital has been expended for initial mining and exploration activities on the Ivanho property, of which the Company's property is a part. A 1992 report from Galactic and Cornucopia indicates that in 1991 the joint venture produced 60,000 ounces of gold from the USX pit located on a portion of the Ivanho property. The Company has been further advised that gold and other minerals have been extracted by the joint venture parties and their operator, Touchstone, on claims adjoining the Company's claims. In August, 1994, a high-grade vein was drilled near the western margin of the Clementine prospects of the Ivanho property. Cornucopia has reported in a letter to its shareholders that preliminary analysis of the drilling encompassing the Clementine, Velvet and Butte prospects has developed a geologic resource of 9,106,000 tons grading 0.035 ounces of gold per ton, or 320,000 ounces of gold. As indicated, the Company cannot predict at this time what further exploration and development, if any, will be undertaken on these properties.

     Tintic Claims

     The Company holds a 52% working interest in eighteen (18) unpatented mining claims located in the Tintic Mining District, near Eureka, Utah. The Company will retain its interest in the claims as long as it makes required annual payments on such claims, which the Company has paid through the fiscal year ended March 31, 1996. Applicable government regulations increased the annual fee for assessment and related work to $200 per claim during the fiscal year ended March 31, 1993. These claims, acquired in 1984, have been held since 1965 by directors and shareholders of the Company.

     During the 1996 fiscal year, the Company paid the required lease payment to the Bureau of Land Management of $100 per claim, as required in lieu of exploration by drilling. The Company has reduced the number of its claims from 43 to 18, to reduce its annual fees associated with these claims.

     The Company's claims are located on the south side of a caldera, or ancient volcano. Sunshine Mining Company operates the Bergen Mine on the north side of the caldera, which is located approximately twelve miles from the Company's claims. The Company has been advised that Cornucopia Resources has conducted exploration west of the Company's claims. The Company has also been advised that Centurion Mines Corporation has staked adjoining claims. The Company is aware of exploration activity in the area, there is no such activity close to the Company's claims.

     In October, 1993, Auric Minerals Corporation, the Company's wholly-owned subsidiary, acquired by lease from unrelated third parties, a 50% working interest in 7 patented mining claims, and a 50% interest in 11 additional unpatented mining claims located in the Tintic Mining District approximately
15 miles west of the Company's Rex claims. The Company's interest in the 7 patented mining claims terminated in the fiscal year ended March 31, 1995, due to certain title and related problems. The Company has maintained its interest in the 11 unpatented mining claims, by payment of the required annual fee to the BLM of $100 per claim. Any profits on the claims are to be shared equally between the Company and the lease holder.

     Inyo Claims

     For the past several years, the Company has held an interest in the Crater Limited Partnership, a California limited partnership (the "Partnership".) During the fiscal year ended March 31, 1989, the Company paid an additional $12,000 to increase its interest in the Partnership from 14% to 19%. The Partnership owns a sulfur and gold property in Inyo County, Nevada, located northwest of Death Valley.
<page 5>

     Subsequent to its organization, the Partnership subleased the property to an independent third party for extraction of sulfur for agricultural use. During the 1993 and 1994 fiscal years, the Company earned a nominal profit
from its interest in the Partnership.   However, during 1993, the government
has prohibited the use of sulfur as a fertilizer for grapes. Additionally, during the 1994 fiscal year, an access road to the property was closed to protect a wilderness area, which has resulted in a loss of the market for sulfur products in Nevada. Moreover, during the fiscal year ended March 31, 1995, the Company lost its contractor on the property, resulting in no profit to the Partnership. Flooding in California in 1995 has also resulted in a major loss of market demand for sulfur in 1995. As a result of these developments, continuation of sulfur extraction on the property is no longer viable, and these mining efforts have been abandoned.

     Investment in Dynamic Oil Limited

     During the fiscal year ended March 31, 1991, the Company purchased, in two private transactions, a total of 89,600 shares of restricted common stock of Dynamic Oil Limited, an unaffiliated publicly traded British Columbia corporation ("Dynamic"), at a total purchase price of $175,880, or an average cost of $1.98 per share. The Company's holdings in Dynamic represented, at the time of purchase, approximately 1% of the outstanding common stock of Dynamic. The stock was purchased at a price of 15% below the market value of Dynamic common stock on the respective dates of purchase. In connection with these transactions, Auric was granted a warrant with each share of Dynamic purchased, which warrants have expired.

     Dynamic is a publicly held corporation incorporated in British Columbia, which is engaged in oil and gas exploration. Auric has been advised that Dynamic is a party to a joint venture agreement with Conoco Oil and British Columbia Gas, providing for the development of a source of gas for Vancouver, Canada. In 1994 and 1995, Dynamic reported that it participated in drilling three successful horizontal oil wells in S.E. Saskatchewan, a new gas well in N.W. Alberta, and doubled its landholdings in the Boundary Bay prospect area of S.W. British Columbia. Dynamic has additionally reported that it has conducted an extensive geochemistry program and successfully obtained permission from the British Columbia government to drill two new Fraser Delta gas exploration wells in 1995. In 1994, Dynamic reported that it purchased an additional 20% interest in its St. Albert 01-30 gas project near Edmonton, Alberta, increasing its interest in the project to 70%. More recently, Dynamic reported the drilling of a dry hole on its Frazier Valley leases, which caused, in large part, a sharp drop in the price of Dynamic's stock over the past few months.

     During the fiscal year ended March 31, 1996, the Company sold a total of 10,000 shares of Dynamic, at a price of $14,608, or a loss of approximately $5,021. The Company continues to own 79,600 shares of Dynamic. The common
stock of Dynamic is quoted on NASDAQ under the symbol "DYOLF."   As of July 3,
1996, the market value of the common stock of Dynamic held by the Company, was approximately $44,775, based on the bid prices of Dynamic's stock.

     Acquisition of Interest in Robbie Claims

     In September, 1995, the Company entered in a partnership agreement with Hi-Tech Exploration, Ltd. ("Hi-Tech"), Hillcrest Mining Company ("Hillcrest"), and James Fouts ("Fouts"), the Company's President, pursuant to which the Company, Hillcrest and Fouts each purchased from Hi-Tech a 25% interest in 107 unpatented lode mining claims, known as the "Robbie Claims," for the sum of $3,566.67 each. The Robbie claims are located within one-half mile of the Company's Ivanho claims near Elko, Nevada, on Bureau of Land Management land. These claims are believed to be deep gold prospects. The partnership agreement requires the parties to maintain the mining claims, and make required annual payments to the BLM, for a minimum period of 20 years. The interest held by each of the parties cannot be assigned without approval by the other partners, and any such assignment shall carry with it the obligation to share in the annual maintenance of the claims. Each party is required to notify the other parties on or before June 15 of each year, as to whether such party will pay his or its share of the required annual fee to the BLM for the following year. Failure to notify the other parties will result in a default of such failing party's interest in the claims.
<page 6>

     The partners are presently evaluating the Robbie claims, and do not have any present intention to explore or develop the claims.

     La Fonda Investment

     For the past several years, the Company has owned a total of 12,000 shares of restricted common stock, or approximately 12% of the presently outstanding stock, of Corporation de La Fonda, Inc. ("La Fonda"), a New Mexico corporation which owns and operates the historic La Fonda Hotel in Santa Fe, New Mexico.

     The operations of La Fonda have been profitable for the past several years. La Fonda reported net earnings, after taxes, of $1,022,451, $990,261 and $1,180,000 for its fiscal years ended October 31, 1995, 1994 and 1993, respectively, as compared to net earnings, after taxes, of $841,695 for its fiscal year ended October 31, 1992. The majority of the profits of La Fonda have been reinvested in improvements to the hotel. Over the past three years, La Fonda has undertaken substantial renovations and improvements to the hotel, including a major addition to the hotel, the installation of security, fire sprinkler and heating and cooling systems, at a cost of several million dollars. In 1991, La Fonda expended approximately $3,000,000 for the construction of a large banquet hall, which has received a considerable amount of recognition and national attention. Similarly, in 1987 and 1988, La Fonda expended in excess of $560,000 to complete a renovation of its hotel rooms. La Fonda has reported that these improvements have contributed to the continued operating success of La Fonda.

     During the fiscal years ended March 31, 1996, 1995, 1994, 1993, 1992, 1991 and 1990, the Company earned dividend income from its investment in La Fonda of $12,000, $15,000, $27,000, $30,000, $6,000, $38,400 and $36,600, respectively.
Dividends during the 1996, 1995 and 1994 fiscal years decreased from 1993 as a result of La Fonda's reinvestment of profits into improvements in the hotel, and its decision to reduce improvements loans before undertaking a future expansion planned for the hotel.

     James Fouts, president, is a director and holder of 705 shares of La Fonda. In addition, Elizabeth B. Fouts has recently been elected a director of La Fonda. In October, 1989, the Company and the other shareholders holding a total of approximately 45% of the outstanding common stock of La Fonda, entered into a Voting Trust Agreement with Samuel Ballen, James Fouts and
James Russell, trustees, under the terms of which all of the voting rights of La Fonda held by such shareholders were assigned to the trustees until December 31, 1999. The purpose of the Voting Trust is to protect the assets of La Fonda and to reduce the likelihood of an unfriendly takeover attempt.


OTHER ACTIVITIES

     All of the Company's oil and gas exploration, development and production is conducted through various joint ventures in which the Company is a participant.

     During the fiscal year, the Company did not conduct any exploration activities, and did not incur any expenditures in connection with oil and gas exploration activities.

     During the fiscal year ended March 31, 1989, the Company formed Auric Minerals Corporation, a wholly-owned Nevada subsidiary, to hold the Company's interest in the Hugoton Joint Venture, a joint venture organized to acquire oil and gas lease options in western Oklahoma. In 1989, Petroleum Consultants Energy Corporation ("Petroleum Consultants"), a joint venture partner located in Northfield, Illinois, assumed control of the joint venture under an arrangement whereby it has agreed to assume all future expenditures of the project in exchange for an interest in the project equal to its pro rata share of the entire investment in the project since inception. The Company's interest in the joint venture, as well as the interest of other parties, has been and will continue to be reduced as Petroleum Consultants expends sums on
behalf of the joint venture.   The Company currently holds a net revenue
interest of approximately 10% in the joint venture.
>page 7>

     The Company is advised that the Hugoton Joint Venture presently held lease options covering approximately 35,000 acres in Texas County, Oklahoma. In 1991, the Joint Venture commenced a lawsuit in an attempt to reduce the spacing required between oil wells or drill sites, in order to make the purchase and exploration of the venture's lease options more attractive. In addition, the Joint Venture initiated a lawsuit against the venture's former attorney's, seeking damages for malpractice. During the 1993 fiscal year, this lawsuit was settled, and the Company received the sum of $52,650 as its portion of the settlement proceeds. During the 1993 fiscal year, the Company paid the sum of $5,000 for a 10% interest in a proposal to drill horizontal wells in old shallow oil fields, for the purpose of extending the useful life of the nearly-depleted oil field. In recent years, the Company's investment in this project had been reduced on the accounting records of the Company to recognize impairment in the value of the property interest. During the fiscal year ended March 31, 1996, the Company reduced the remaining value of its interest to zero, reflecting its assessment that there is no realistic recoverable value.

EMPLOYEES

     The Company has no regularly paid employees.  The Company paid The
Fremont Corp., a corporation of which James Fouts is president and a principal, a total of $12,000 during the fiscal year for secretarial services, office space and clerical services. In addition, the Company has reimbursed James F. Fouts for his expenses incurred on behalf of the Company. In the past, the Company has also engaged the part-time services of others in connection with exploration work conducted on its mining claims.


                       ITEM 2.  PROPERTIES

NATURAL RESOURCE PROPERTIES

     As discussed in "ITEM 1 - BUSINESS", the Company holds interests in various natural resource properties in Utah, Nevada, California and Oklahoma. For a more detailed discussion of the Company's interest in these properties and exploration and development activities relating to such properties, reference is made to "ITEM 1 - BUSINESS: Business Activities During Fiscal Year".

SHARES OF LA FONDA

     The Company is the holder of 12,000 shares or approximately 12% of the outstanding common stock of Corporation de La Fonda, Inc., a corporation which owns the La Fonda Hotel in Santa Fe, New Mexico. (See "ITEM 1 - BUSINESS".)

OKLAHOMA OIL AND GAS INTERESTS

     The Company currently has a working interest in one producing oil and gas well located near Oklahoma City, Oklahoma. This oil well has negligible reserves and, therefore, no estimates of proved oil and gas reserves is available or material. Production from the well has declined to a nominal amount over the past five years. All other oil and gas wells in which the Company has had a working interest are no longer productive.

                    ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

<page 8>



                             ITEM 4.

                SUBMISSION OF MATTERS TO A VOTE OF
                         SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.



                             PART II

                             ITEM 5.

              MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded in the over-the-counter market. There is currently a very limited trading market for the Company's common stock. The Company's shares of common stock are eligible for quotation on the NASD Electronic Bulletin Board under the symbol "AMLS." The following sets forth, for the respective periods indicated, the high and low bid prices of the Company's common stock in the over-the-counter market, based on inter-dealer bid prices, without retail markup, markdown, commissions or adjustments
(which do not represent actual transactions), as reported by the National Quotation Bureau's "Pink Sheets".

  Quarter Ended                     High Bid                 Low Bid

1991 Fiscal Year:

     June 30, 1991                    $.375                      $.25
     September 30, 1991                .375                       .25
     December 31, 1991                 .375                       .25
     March 31, 1991                    .375                       .25

1992 Fiscal Year:

     June 30, 1991                     $.50                      $.25
     September 30, 1991                 .50                       .50
     December 31, 1991                  .50                       .50
     March 31, 1992                     .50                       .50

1993 Fiscal Year:

     June 30, 1992                     $.25                       .25
     September 30, 1992                 .25                       .25
     December 31, 1992                  .25                       .25
     March 31, 1993                     .25                       .25

1994 Fiscal Year:

     June 30, 1993                     $.25                       .25
     September 30, 1993                 .25                       .25
     December 31, 1993                  .25                       .25
     March 31, 1994                     .25                       .50
<page 9>


1995 Fiscal Year:

     June 30, 1994                    $.625                       .50
     September 30, 1994                .625                       .625
     December 31, 1994                 .625                       .625
     March 31, 1995                    .75                        .625


1996 Fiscal Year:

     June 30, 1995                    $.875                       .625
     September 30, 1995                .875                       .625
     December 31, 1995                 .875                       .625
     March 31, 1996                    .875                       .625


     On July 8, 1996, the average high and low bid prices quoted by broker-dealer firms effecting transactions in the Company's common stock, were $.875 and $.625, respectively.

       Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

       At July 8, 1996, there were approximately 726 holders of record of the Company's common stock.

                             ITEM 6.

                     SELECTED FINANCIAL DATA

     The following selected financial data of the Company is covered by an opinion of a certified public accountant and should be read in conjunction with the financial statements and related notes thereto.


                   INCOME STATEMENT INFORMATION

                          FOR THE YEARS ENDED  MARCH 31
                         1996       1995         1994       1993        1992



Total Revenue         $37,481    $40,851      $52,507     $56,320     $36,073

Revenues from
 natural resource
 investments           25,402     25,786      $25,507      25,698      26,145

Net Income (loss)      37,662    (12,868)     (12,995)     13,183      (5,081)
Net Income (loss)
 per common share     (.0387)    (.0131)      ($.0132)     $0.013      $0.005

<page 10>



                                 BALANCE SHEET INFORMATION

                                         AS OF MARCH 31
                         1996       1995      1994        1993        1992


Total Assets           $229,309   $314,694   $351,071    $407,474    $490,513

Long-term
 debt                         0          0          0           0           0

Cash dividends
 declared per
 common share                 0          0          0           0           0


                             ITEM 7.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company's current assets as of March 31, 1996 of $29,261 represents an increase in current assets of $11,779 from current assets of $17,482 one year earlier. Total assets at March 31, 1996, of $229,309, represents a decrease in total assets of $85,385 from total assets of $314,696 one year earlier, which is attributable in large part to certain write-offs of interests in natural resource properties, and a reduction in value of approximately $45,594 of the marketable value of the securities of Dynamic Oil Ltd. held by the Company. Similarly, stockholders' equity of $228,795 at March 31, 1996 represents a decrease in stockholders' equity of $85,006 from stockholders' equity of $313,640 at March 31, 1995. As indicated, this decrease can be attributed in large part to a reduction in value of marketable securities and write-offs in natural resource properties.

  The Company does not have sufficient liquidity or capital resources to finance any major developments by the Company. Should ongoing exploration produce favorable results, any adequate exploration or development would require substantial additional financing or the participation of a larger, better-financed company.

RESULTS OF OPERATIONS

  During the fiscal year ended March 31, 1996, the Company had total revenue of $37,481, and expenses of $75,143, resulting in a net pre-tax loss of $37,662, as compared to a net pre-tax loss of $12,868 for the fiscal year ended March 31, 1995. The Company's decrease in revenue is a result of a reduction in dividends received on shares of stock of Corporation De La Fonda held by the Company over the past two years. While total revenue during the fiscal year ended March 31, 1996, was only $3,370 less than total revenue in the fiscal year ended March 31, 1995, expenses during the fiscal year ended March 31, 1996 were $21,424 greater than the fiscal year ended March 31, 1995, due to losses on a natural resource property, and a valuation allowance on an unproved property ($19,443).

  During the fiscal years ended March 31, 1996 and 1995 and 1994, operating revenues from the Company's interest in oil wells in Oklahoma was nominal.
The Company received a $25,000 advance royalty payment during the fiscal year on its leased mining claims in Nevada, after paying the same amount to Hillcrest under the terms of the Company's lease with Hillcrest. Dividend income of $12,000 from the Company's investment in La Fonda during the year represents a decrease in dividend income of $3,000 and $15,000 from the fiscal years ended March 31, 1995 and 1994, respectively.

<page 11>

  Management does not believe that the Company's operations have been more adversely impacted by inflation than other similar businesses, although increased expenses have affected the cost of minerals exploration.

                             ITEM 8.

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplementary data are included beginning at page F-1.


                             ITEM 9.

            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

  During the fiscal year there has been no disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure as provided in Regulation S-K, Item 304.

                             PART III

                             ITEM 10.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

LIST AND TERMS OF OFFICE

  The table below sets forth the name, age, and position of each executive officer and director of the Company.

                                                    Officer or
  Name             Age          Position             Director Since(1)


James F. Fouts      77        Director, President            1969
                              and Chief Executive
                              Officer

George W. Wortley   84        Director, Vice President       1974
                              and Assistant Secretary/
                              Treasurer

Dan Ligino          72        Director and Vice President    1974

Elizabeth F. White  46        Director                       1985(2)

Elizabeth B. Fouts  68        Secretary/Treasurer and        1975(2)
                              Principal Financial
                              Officer

____________
  (1) All directors and executive officers serve for a term of one year or until their successors are chosen and qualified.
<page 12>

  (2) James F. Fouts is the father of Elizabeth F. White and the husband of Elizabeth B. Fouts. There are no other family relationships among any of the above-named directors, executive officers, or nominees.
- -------------

  James F. Fouts.  Mr. Fouts has been president of the Company since 1975.
From 1969 to 1975, he served as secretary/treasurer of the Company and has served as director of the Company since its incorporation in 1969. Since 1967 he has also been employed as president of Fremont Corporation, a private corporation and an affiliate of the Company engaged in holding and managing investments (chiefly real estate), with its principal office and place of business in Louisiana. Mr. Fouts graduated from Texas A&M University in 1940 with a bachelor's degree in chemical engineering. From 1940 to 1959, he was employed as division superintendent for Bariod Division of the National Lead Company, supervising oil well logging operations in the western United States and Canada, with headquarters in Casper, Wyoming. From 1940 through 1966, he was engaged in the business of technical reproduction and oil well log distribution in Canada and the United States. He is a member of the American Association of Petroleum Geologists; Intermountain Association of Petroleum Geologists; and a past vice president of the Wyoming Geological Association.
He was formerly a director of the Rocky Mountain Oil & Gas Association. He is presently a director of Corporation de La Fonda, an affiliate of the Company engaged in the hotel business. Mr. Fouts and his wife also own 3,000 shares of the common stock of La Fonda. Mr. Fouts is also a director of High Plains Natural Gas Company, a pipeline company serving five counties in the Texas Panhandle.

  George W. Wortley. Mr. Wortley is retired. He continues to devote part-time as vice president, assistant secretary/treasurer and director of the Company, positions he has held since 1974. Prior to his retirement, he was active in independent mining exploration services for 27 years. Mr. Wortley is also a director of Gold Ventures, Inc., a publicly-held company subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.

  Dan Ligino. Mr. Ligino has served as vice president and a director of the Company since 1974. He is and has been for approximately the past sixteen years a director of State Bank of East Moline, Illinois, and is a director of the Colona Avenue State Bank in East Moline. He is a retired businessman. Prior to his retirement, he had 23 years of experience in the Dairy Queen business; 20 years of experience, including serving as president of Hub City Implement Company, as a John Deere equipment distributor; and over 25 years of experience in real estate.

  Elizabeth F. White. Mrs. White as been a director of the Company since 1985. She graduated from Newcomb College of Tulane University, New Orleans, Louisiana, in 1971. She was employed by Traveler's Insurance Company for five years, where she was resident agent at Houma, Louisiana specializing in investigations in oil exploration and offshore drilling accidents. In 1977, she moved with her family to California and presently resides in Monte Sereno, California with her husband and two children. She has founded, owned and operated a successful business importing and selling European chocolate candy. Since 1981, she has been a computer consultant for children's education and has had several children's programs authored by her published. She has consulted for Apple Computer and has served on the Apple Computer Grant Committee. Mrs. White was a director of a science and computer school located in San Jose, California. Mrs. White was a partner in Empower-Net, a business consulting firm. Presently, Mrs. White is an instructor in AVATAR, a business program.

  Elizabeth B. Fouts. Mrs. Fouts has served as secretary/treasurer of the Company since 1975. She is a graduate of Newcomb College of Tulane University, New Orleans, Louisiana. She obtained a master of science degree in psychology from Northeast Louisiana University of Monroe, Louisiana. For a period of fifteen years until July, 1987, when she retired, she was employed as a psychology consultant by the County School System of Ouachita Parish to July 1987. In December, 1993, Mrs. Fouts was elected a director of La Fonda. Mrs. Fouts is also secretary/treasurer for Fremont Corporation, an affiliate of the Company, and has held similar positions in other companies.

<page 13>


                             ITEM 11.

                      EXECUTIVE COMPENSATION

REMUNERATION DURING FISCAL YEAR

  During the fiscal year ended March 31, 1996, no officer or director received compensation exceeding $60,000.

  The following table sets forth the compensation paid by the Company during the fiscal year to all officers and directors as a group:


         Name/Position                       Cash Compensation*

All officers and directors as
a group (5 persons)                                  $14,396*

  * Consists of $12,000 paid to Fremont Corporation, a corporation of which James Fouts is an officer and principal shareholder, for office use and bookkeeping, secretarial and clerical services; and $2,396 paid in directors' fees.

  The directors are compensated $500 per year for board membership, and are paid $100 per meeting attended, plus expenses. The Company has held only one formal board meeting per year for the past several years.

                             ITEM 12.

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

  The following table shows, as of July 8, 1996, the number of shares of common stock, par value $.01, of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors of the Company as a group:

                                     Amount and Nature of Ownership(1)
                            ---------------------------------------------------
                               Sole Voting           Shared
                                    and            Voting and        Percent
Name of Person                   Investment         Investment          of
    or Group                        Power               Power         Class(1)

Principal Shareholders:

Alan E. Fouts(2)(4)                   96,250                            9.63
4002 Bon Aire Drive
Monroe, Louisiana  71203                              12,800(2)         1.28

Donovan B. Fouts(2)(4)                96,250                            9.63
4002 Bon Aire Drive
Monroe, Louisiana  71203                                   0            0.00

James F. Fouts(2)(4)                  33,500                            3.35
4002 Bon Aire Drive
Monroe, Louisiana  71203                              76,250(3)         7.63
<page 14>

Elizabeth B. Fouts(2)(4)                   0                            0.00
4002 Bon Aire Drive
Monroe, Louisiana  71203                              76,250(3)         7.63

Dan Ligino                            87,425                            8.74
1407 19th Street
East Moline, IL  61244                                43,500(5)         4.35

Elizabeth F. White(2)(4)              122,400                          12.24
243 Via la Posada
Los Gatos, CA  95030                                       0            0.00

George W. Wortley                           0                           0.00
1781 Texas Street
Salt Lake City, Utah  84108                                0            0.00


                                     Amount and Nature of Ownership(1)
                              -----------------------------------------------
                                 Sole Voting         Shared
                                    and            Voting and         Percent
Name of Person                   Investment         Investment           of
    or Group                        Power               Power         Class(1)

Officers and Directors:

James F. Fouts            ------------------------See Above---------------

Elizabeth B. Fouts        ------------------------See Above---------------

Dan Ligino                ------------------------See Above---------------

Elizabeth F. White        ------------------------See Above---------------

George W. Wortley         ------------------------See Above--------------

All officers and directors         236,975                             23.70
as a group (5 persons)(3)(4)(5)                   119,750(3)           11.98
- ------------


  (1) The percentages are calculated based on the number of outstanding shares (1,000,000) of the Company as of the Record Date, after deducting a total of 15,511 shares held by the Company in treasury.

  (2) Alan E. Fouts, Donovan B. Fouts and Elizabeth F. White are the sons and daughter, respectively, of James F. Fouts and Elizabeth Fouts, husband and wife. With respect to Alan E. Fouts, of the shares reflected under "Shared Voting and Investment Power", 12,800 shares are held in a family trust.

  (3) Consists of 76,250 shares owned directly by James F. Fouts and Elizabeth B. Fouts, his wife, in joint tenancy.
<page 15>

  (4) In addition to the beneficial stock ownership of Mr. Fouts and his immediate family, described above, other relatives of Mr. Fouts own the following interests: 12,800 shares owned by a brother; 800 shares owned by a sister; 38,325 shares owned by a brother-in-law; and 1,800 owned by a sister-in-law. No agreement or understanding exists with respect to the voting of these shares; however, it is anticipated that they will be voted as Mr. Fouts recommends or that Mr. Fouts will be designated as proxy with respect to the shares.

  (5)    These shares are held in joint tenancy by Mr. Ligino and his brother.

  There are no arrangements known to the Company the operation of which may at a subsequent date result in a change of control of the Company.

                             ITEM 13.

          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company employs officers and principal shareholders in the performance of exploration work on its mineral claims and in evaluating new properties. Compensation paid in connection with these services has been determined by the Company to compare favorably with amounts which could be expected to be paid to third parties. No amounts were paid during the last fiscal year.

  No director, officer, nominee for director, or any associate of such director, officer or nominee, has been indebted to the Company at any time during the past several fiscal years.

  The Company owns 12,000 shares or approximately 12% of the outstanding common stock of Corporation de La Fonda. James F. Fouts, President, is also a shareholder and director of Corporation de La Fonda. Because of these relationships, any transaction between the Company and this entity cannot be deemed to be at arm's length.

  In August, 1993, the Company authorized the grant of options to purchase a total of 12,000 shares of common stock to each of the Company's officers and directors. These options are exercisable at a price of $.60 per share at any time on or before August 14, 1996. Although the exercise price of the optioned shares is higher than the bid price of the Company's common stock as of the date of grant, and as of the present date, this transaction cannot be considered the result of arms' length negotiations. During the fiscal year ended March 31, 1995, options to purchase a total of 12,000 shares of the Company's common stock were exercised by Elizabeth B. Fouts, a director and wife of the Company's president.

  On October 1, 1986, the Company loaned the sum of $100,000 in cash to Suite Simpatica, Ltd. ("Debtor"), a New Mexico corporation, under the terms of a Promissory Note (the "Note") of such date. The Note was payable on or before October 1, 1989. Although the original terms of the Note provide for interest at the rate of 8.1% per annum from October 1, 1986, the Company subsequently verbally agreed to forego interest on the Note. The Note was subordinated to all other indebtedness of the Debtor, including secured and unsecured debt.
In the end of 1990, the Company agreed to accept a discounted note in the amount of $75,000. As a result of this transaction, a $25,000 loss to the Company was recognized. In 1994, the discounted note had been paid in full. The Company determined that it would discount the note because of the poor financial condition of the Debtor. A majority of the equity of the Debtor is owned by management of La Fonda, an affiliate of the Company. In addition, James Fouts, President and a director of the Company, and a director of La Fonda, is also a shareholder of approximately 5% of the Debtor, and the president of La Fonda holds in excess of 50% of the Debtor. Therefore, the terms of the loan transactions between the Company and the Debtor cannot be considered to be the result of arm's length negotiations.

  During the fiscal year ended March 31, 1996, the Company entered into a partnership agreement whereby the Company acquired a 25% interest in the "Robbie Claims," 107 unpatented mineral claim owned by Hi-Tech Exploration, at a cost of $3,567. James F. Fouts, the Company's President, also acquired a 25% interest in such mining claims in the same transaction, at the same cost. Therefore, this transaction cannot be considered the result of arms' length negotiations.
<page 16>


                             PART IV

                             ITEM 14.

             EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

  The index (table of contents) to the financial statements and schedules appears at page 19.

B.  EXHIBITS:

None.

C.  REPORTS ON FORM 8-K

  During the fiscal year ended March 31, 1996, the Company did not file any reports on Form 8-K.
<page 17>

                            SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          REGISTRANT:

                          AURIC METALS CORPORATION

                          By /s/ James F. Fouts
                             James F. Fouts, President

Date:  July 12, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 /s/ James F. Fouts            Director and President    Date:  July 12, 1996
James F. Fouts            (Principal Executive Officer)


 /s/ Elizabeth B. Fouts         Secretary-Treasurer      Date:  July 12, 1996
Elizabeth B. Fouts         (Principal Financial Officer)


 /s/ Dan Ligino           Vice President and Director    Date:  July 12, 1996
Dan Ligino


 /s/ Elizabeth F. White    Vice President and Director   Date:  July 12, 1996
Elizabeth F. White

<page 18>










             AURIC METALS CORPORATION AND SUBSIDIARY

                        TABLE OF CONTENTS


     Report of Independent Accountants.                     1

     Consolidated Balance Sheets for the years ended
     March 31, 1995 and 1995.                               2

     Statements of Consolidated Income for the years
     ended March 31, 1996, 1995 and 1994                    3

     Statement of Consolidated Stockholders' Equity for
     the years ended March 31, 1996, 1995 and 1994.         4

     Statements of Consolidated Cash Flows for the years
     ended March 31, 1996, 1995 and 1994.                   5

     Notes to Financial Statements.                    6 - 12

<page 19>





                REPORT OF INDEPENDENT ACCOUNTANTS




Shareholders and
Board of Directors
Auric Metals Corporation
Salt Lake City, Utah

     We have audited the accompanying balance sheets of Auric Metals Corporation as of March 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for the years ended March 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as will as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auric Metals Corporation as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended March 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.





Salt Lake City, Utah
July 5, 1996

<page 20>




          AURIC METALS CORPORATION AND SUBSIDIARY
     ------------------------------------------------
  FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT ACCOUNTANTS
 -------------------------------------------------------------

                     March 31, 1996
                     March 31, 1995

<page 21>

              AURIC METALS CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1996 AND 1995


                                                          1996          1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $     29,261    $     17,482
                                                  -------------      ----------
    Total Current Assets                                 29,261          17,482
                                                  -------------      ----------
INVESTMENTS:
  Marketable equity securities (Notes 3 and 7)           44,985         110,208
  Other investments (Note 3)                            154,356         166,539
                                                  -------------      ----------
                                                        199,341         276,747
                                                  -------------      ----------
PROPERTY AND EQUIPMENT AT COST
 (successful efforts method):
  Oil & gas properties - undeveloped (Note 2)            40,215          40,215
  Equipment                                               1,573           1,573
                                                  -------------      ----------
                                                         41,788          41,788
  Accumulated depreciation, depletion,
    amortization and valuation allowance            (    41,081)    (    21,323)
                                                  -------------      ----------
                                                            707          20,465
                                                  -------------      ----------
                                                   $    229,309    $    314,694
                                                  =============      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                              $        514    $        893
                                                   ------------      ----------
    Total current liabilities                               514             893
                                                   ------------      ---------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
   Authorized: 25,000,000 shares
   Issued: 1,000,000 shares
    (including treasury stock)                           10,000          10,000
   Additional paid-in capital                           342,847         342,847
   Net unrealized loss on non-current
     marketable equity securities (Note 3)          (   111,266)    (    65,672)
   Retained earnings                                (     2,811)         34,851
   Common stock in treasury at cost
     15,511 shares 1996, 13,011 shares 1995         (     9,975)    (     8,225)
                                                   ------------      ----------
                                                        228,795         313,801
                                                   ------------      ----------
                                                   $    229,309    $    314,694
                                                   ============      ==========

                The accompanying notes are an integral part of these
                       consolidated financial statements

<page 22>

                    AURIC METALS CORPORATION AND SUBSIDIARY
                   STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                    YEARS ENDED MARCH 31, 1996, 1995, 1994

                                                 1996                   1995            1994
                                          -----------           ------------    ------------
REVENUES:
  Oil and gas sales                       $       402           $         786    $       507
  Mineral royalty                              25,000                  25,000         25,000
  Interest income                                  79                      65           -
  Dividends                                    12,000                  15,000         27,000
                                           ----------              ----------     ----------
                                               37,481                  40,851         52,507
                                          ----------               ----------     ----------
EXPENSES:
  Oil and gas production expenses                -                         82             88
  Loss (income) sulfur mine interest           15,750                   5,614     (      568)
  Mineral exploration                            -                      2,611          1,234
  Mineral claims leasing                        2,900                   6,150         11,550
  Valuation allowance, unproved property       19,443                   5,215         15,557
  Depreciation                                    315                     315            236
  Legal and accounting                          5,234                   5,275          7,450
  Travel and lodging                            4,382                   5,754          6,996
  Directors' fees                               2,396                   1,996          2,396
  Office expense (Note 5)                      12,000                  12,000         12,000
  General and administrative                    7,702                   8,707          7,015
  Loss on sale of investment securities         5,021                    -              -
  Interest                                       -                       -             1,548
                                           ----------              ----------     ----------
                                               75,143                  53,719         65,502
                                           ----------               ----------    ----------
(LOSS) BEFORE INCOME TAX                   (   37,662)           (     12,868)    (   12,995)
Provision for taxes on income                    -                       -              -
                                           ----------               ----------     ----------
NET (LOSS)                                $(   37,662)          $(     12,868)   $(   12,995)
                                           ==========              ==========     ==========
NET (LOSS) PER COMMON SHARE                 $(  .0387)              $(  .0131)   $(    .0132)
                                           ==========              ==========     ==========
Weighted average number of shares
  outstanding (excluding treasury stock)      972,668                 981,217        985,974
                                           ==========              ==========     ==========

               The accompanying notes are an integral part of these
                     consolidated financial statements

<page 23>

                    AURIC METALS CORPORATION AND SUBSIDIARY
               STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
              YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                Stock     Stock   Paid-in   Accumulated   Treasury   Treasury  Unrealized
                                Shares    Amount  Capital    Earnings       Shares     Amount     Loss
                              --------  --------  -------   -----------   ---------  --------  ----------

BALANCE MARCH 31, 1993       1,000,000   $10,000  $343,327    $60,714      12,036    $( 7,151)        -
 Net loss year ended
  March 31, 1994                 -          -         -        12,995          -           -          -
 Unrealized loss on non-current
  marketable equity securities   -          -         -           -            -           -       39,680
 Purchase of treasury stock      -          -         -           -         5,675     (  3,575)       -
                            -----------  --------  ---------  ----------   -------    ---------    -------
BALANCE MARCH 31, 1994       1,000,000   $10,000  $343,327    $47,719      17,711    $( 10,726)  $(39,680)
  Net loss year ended
   March 31, 1995                -          -         -       (12,868)         -            -         -
  Unrealized loss on non-current
    marketable equity securities -          -         -           -            -            -     (25,992)
  Purchase of treasury stock     -          -         -           -         7,300      ( 5,179)       -
  Sales of treasury stock        -          -      (  480)        -      ( 12,000)       7,680        -
                            --------   ---------  ----------  ---------  ----------   ---------  -------
BALANCE MARCH 31, 1995       1,000,000   $10,000   $342,847    $34,851     13,011     $( 8,225)  $(65,672)
  Net loss year ended
   Mar 31, 1996                  -          -         -        (37,662)        -            -         -
  Unrealized loss on non-current
    marketable equity securities -          -         -            -           -            -     (45,594)
  Purchase of treasury stock     -          -         -            -        2,500      ( 1,750)       -
                             ---------  ---------  ---------  --------    ---------     -------   -------
BALANCE MARCH 31, 1995       1,000,000   $10,000   $342,847    $(2,811)    15,511    $(  9,975) $(111,266)
                            ==========   =======   ========    =======     ======      =======  ==========

               The accompany notes are an integral part of these
                    consolidated financial statements
<page 24>

                  AURIC METALS CORPORATION AND SUBSIDIARY
                   STATEMENT OF CONSOLIDATED CASH FLOWS
               YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                      1996                 1995           1994
                                                 ---------           ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                     $(  37,662)        $(   12,868)   $(   12,995)
                                                   ---------           ---------     ---------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion, amortization
      and valuation allowance                        19,758               5,530         11,703
    Equity in partnership (income) loss              12,183               5,614     (      568)
    (Gain) loss on disposal of property               5,021                -              -
    Increase (decrease) in accrued liabilities    (     379)                462     (      153)
                                                   ---------             ---------      ---------
    Total adjustments                                36,583              11,606         10,982
                                                   ---------             ---------      ---------
  Net cash (used) by operating activities         (   1,079)         (    1,262)    (    2,013)
                                                   ---------             ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil & gas properties                    -                   -        (    4,000)
  Additions to equipment                               -                   -             2,951
  Cost recovery - undeveloped property                 -                  5,000           -
                                                   ---------             ---------      ---------
  Net cash provided (used) by investing activities     -                  5,000     (    1,049)
                                                    --------             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                      (   1,750)         (    5,179)    (    3,575)
  Sale of treasury stock                               -                  7,200           -
  Sale of investment stock                           14,608                -              -
  Short-term borrowings                                -                 32,000         90,000
  Short-term loan payments                             -             (   32,000)    (   90,000)
                                                   ---------            ---------        ---------
  Net cash provided (used) by financing activities   12,858               2,021     (    3,575)
                                                   ---------             ---------      ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      11,779               5,759     (    6,637)

Cash and equivalents, beginning of period            17,482              11,723         18,360
                                                    ---------            ---------       ---------
Cash and equivalents, end of period              $   29,261         $    17,482    $    11,723
                                                   =========             =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest expense                                       -                   -       $     1,548
                                                   =========              =========      =========

             The accompanying notes are an integral part of these
                     consolidated financial statements

<page 25>

           AURIC METALS CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED MARCH 31, 1996, 1995 AND 1994


(1)  Operations:

     Auric Metals Corporation (the "Company") was incorporated in Utah in May of 1969 to engage in mineral exploration. In subsequent years, the Company has also engaged in oil and gas exploration, development and production activities. The Company holds working interests in various patented and unpatented mining claims in the Tintic Mining District of Utah. The Company leases mining claims near Elko, Nevada from Hillcrest Mining Company of Denver and has subleased the claims to United States Steel Corporation. The Company presently holds a working interest in one oil and gas well near Oklahoma City, Oklahoma which provides nominal revenue.

(2)  Significant Accounting Policies:

     Cash Equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months to be cash equivalents.

     Principles of consolidation:

     The consolidated financial statements include the accounts of Auric Minerals Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

     Investment in unconsolidated affiliates:

     Investments in affiliated companies in which ownership is 20% or more are carried at the Company's original cost plus equity in earnings since date of acquisition.

     Investments in less than 20% owned affiliates are carried at cost or estimated net realizable amounts, whichever is lower.

     Mining:

     Exploration and development expenditures are generally charged to expenses as incurred until a decision is made to develop a mineral reserve. Expenditures to bring new properties into production and major expenditures of a nonrecurring nature are deferred and amortized ratable over production benefitted. Expenditures for continuing development required to maintain production are charged to expenses as incurred.

<page 26>


                AURIC METALS CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED MARCH 31, 1996, 1995 AND 1994 (Continued)


(2)  Significant Accounting Policies - continued:
     Oil and gas properties:

     Costs to acquire mineral interests in oil and gas properties, to drill exploratory wells which find proved reserves, and to drill and equip development wells are capitalized. Geological and geophysical costs and costs to drill exploratory wells which do not find proved reserves are expensed.

     Unproved oil and gas properties which are individually significant are periodically assessed for impairment of value and a loss is recognized at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on the Company's prior experience. Capitalized costs of proved oil and gas properties are depreciated and depleted by the unit-of-production method based on proved oil and gas reserves as estimated by the Company's engineers.

     The Company's oil and gas investment included $40,215 invested in unproved and undeveloped properties. The investment was made by the Company's wholly owned subsidiary, Auric Minerals Corporation, as a joint venture partner in the Hugoton Joint Venture. The Joint Venture was organized to acquire oil and gas lease options in western Oklahoma. In previous years, this investment had been reduced by additions to an offsetting valuation allowance to recognize impairment in the value of this property interest. During the current fiscal year, the Company reduced the remaining value to zero, reflecting its assessment of recoverable value.

     Other equipment is recorded at cost and depreciated on a straight-line method over a five year estimated useful life.

(3) Investments consist of the following at March 31, 1996 and 1995:

     Crater investment

     The Company has a 19% limited partner interest in the Crater Limited Partnership. Crater engaged in sulfur mining in Inyo County, California. The Company carried this investment at cost or estimated net realizable value, whichever was lower. During the current fiscal year, Crater abandoned its mining operations, therefore, the Company reduced the value of this investment to zero.

<page 27>


                AURIC METALS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        YEARS ENDED MARCH 31, 1996, 1995 AND 1994 (Continued)

(3)  Investments - continued:

     Robbie claims investment
     During the current fiscal year, the Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James F. Fouts also a owner a 25% interest in these claims.

     La Fonda investment
     The Company owned, as of March 31, 1996, 12,000 shares of the common stock of Corporation De La Fonda, Inc., or approximately 12% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $123,177 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have been recognized under the assumption that undistributed earnings would eventually be distributed as dividends, thereby qualifying for dividends-received deductions. If the undistributed earnings are eventually received in taxable transactions other than as dividends, an unrecognized tax of approximately $41,880 under current rates could result. The Company's equity in the underlying net assets of La Fonda exceeds the carrying value of the investment. Since the Company's President, Mr. James
     F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length.

                                         1996       1995

          Crater investment            $   -      $ 15,750
          Ro bbie claims investment       3,567
          La Fonda investment           150,789    150,789

          Other investments            $154,356    $166,53

     <page 28>


           AURIC METALS CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED MARCH 31, 1996, 1995 AND 1994 (Continued)

(3)  Investments - continued:
     Dynamic Oil Ltd.
     Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At March 31, 1996 and 1995 marketable investments classified as available for sale included the following:
                                                1996       1995

      Dynamic Oil Ltd. shares at cost         $156,251   $175,880

      Dynamic Oil Ltd. shares at market      *$ 44,985  *$110,208

      Gross unrealized holding loss           $111,266   $ 65,672
      *Carrying values

(4)  Stock options:
     During the 1994 fiscal year, the Company granted stock options to each officer and director for 12,000 shares of the Company's common stock at $.60 per share. Options expire on August 14, 1996. As of March 31, 1996, 12,000 of these options had been exercised.

(5)  Related party transactions:
     The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $12,000 were made during the current fiscal year to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the La Fonda investment.

(6)  Federal and state income tax:
     Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At March 31, 1996, the Company had, for federal tax reporting purposes, an operating loss carryforward of approximately $251,000. This carryforward begins to expire in 2004. No benefit has been reported in the 1996 financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

     <page 29>


           AURIC METALS CORPORATION AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED MARCH 31, 1996, 1995 AND 1994 (Continued)


(7)  Subsequent event:
     As of July 3, 1996, the market value of the Company's investment in Dynamic Oil Ltd. was $44,775 resulting in an increase in the unrealized loss of $210.

(8)  Commitments and contingencies:
     The Company is required to pay the Bureau of Land Management $100 annually on 29 leased mining claims for $2,900. Rates are subject to change and failure to pay results in loss of mining rights. The payments to BLM are in lieu of assessment work which was required previously. The leases are cancelable annually upon notice to lessor.

     <page 30>


           AURIC METALS CORPORATION AND SUBSIDIARY
            SUPPLEMENTAL OIL AND GAS INFORMATION
                         (unaudited)


     Oil and gas exploration, development and production is conducted through various joint ventures. At March 31, 1996, the Company's oil and gas properties were located in Oklahoma, U.S.A.

     The following schedule represents the Company's capitalized oil and gas property costs at the dates indicated:

                                                   March 31,
                                                     1996           1995
                                                  --------        -------
       Unproved oil and gas properties              $40,215       $40,215
       Proved oil and gas properties                     -             -
                                                     40,215        40,215

       Accumulated depreciation, depletion
         and amortization, and valuation
         allowances                                  40,215        20,772

     Net capitalized costs                          $    -        $19,443

     The Company retains an interest in one oil producing property which has negligible reserves, therefore, no estimates of proved oil and gas reserves is available or material, and information regarding standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas properties is not presented. Net capitalized costs relating to proved oil and gas properties is zero.

     Costs Incurred in Oil and Gas Property Acquisition
           Exploration and Development Activities
     For The Years Ending March 31, 1996, 1995 And 1994

                                                   United States
     March 31, 1996:
     Acquisition of properties                          $  -

     March 31, 1995:
     Acquisition of properties                          $  -

     March 31, 1994:
     Acquisition of properties                          $4,000


<page 31>




           AURIC METALS CORPORATION AND SUBSIDIARY
            SUPPLEMENTAL OIL AND GAS INFORMATION
                         (Unaudited)

      Results of Operations From Production Activities
     For The Years Ending March 31, 1996, 1995 And 1994

                                                    United States
     March 31, 1996
      Revenues - sales                                  $   402
      Production costs                                       -
      Exploration expenses                                   -
      Depreciation, depletion and amortization               -
      Results of operations from producing activities
      (excluding corporate overhead and interest costs) $   402

     March 31, 1995
      Revenues - sales                                  $   786
      Production costs                                   (   82)
      Exploration expenses                                   -
      Depreciation, depletion and amortization                -
      Results of operation from producing activities
      (excluding corporate overhead and interest costs) $   704

     March 31, 1994
      Revenues - sales                                  $   507
      Production costs                                   (   88)
      Exploration expenses                                   -
      Depreciation, depletion and amortization               -
      Results of operations from producing activities
      (excluding corporate overhead and interest costs) $   419

<page 32>