Form 10-K
period 1997-03-31
AURIC METALS CORP
filed 1997-06-27
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934.

[   ] Transition  Report  Pursuant  to  Section  13  or  15(d) of the Securities
      Exchange act of 1934 for the transition  period from        to           .
                                                          --------  -----------

                   For the fiscal year ended March 31, 1997

                        Commission File Number:  0-6334

                           AURIC METALS CORPORATION
            (Exact name of Registrant as specified in its Charter)

                   NEVADA                                87-0281240
      (State or other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

             1475 Terminal Way, Suite E
                 Reno, Nevada                               89502
      (Address of Principal Executive Offices)            (Zip Code)

      Registrant's Telephone Number including Area Code:  (318) 343-4448


                                (Not applicable)
Former name, former address and former fiscal year, if changed since last report.

Securities Registered Pursuant to Section 12(b) of the Act:
                              Name of Each Exchange
      Title of Each Class                        on which Registered
            None                                      None

Securities Registered Pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

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

      The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the bid prices in the over-the-counter market on June 25, 1997, was approximately $470,000.

      As of June 25, 1997, the Registrant had outstanding 1,000,000 shares of its common stock, par value $.01, including a total of 15,511 shares held in the Registrant's treasury.

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

                               TABLE OF CONTENTS

                                                                          Page
Item Number and Caption                                                 Number

PART I

1.  Business                                                                 3

2.  Properties                                                               8

3.  Legal Proceedings                                                        8

4.  Submission of Matters to a Vote of Security
     Holders                                                                 8

PART II

5.  Market for Registrant's Common Equity and
     Related Stockholder Matters                                             9

6.  Selected Financial Data                                                 10

7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    11

8.  Financial Statements and Supplementary Data                             11

9.  Changes in and Disagreements on Accounting and
     Financial Disclosure                                                   11

PART III

10. Directors and Executive Officers of the Registrant                      12

11. Executive Compensation                                                  13

12. Security Ownership of Certain Beneficial Owners
     and Management                                                         14

13. Certain Relationships and Related Transactions                          15

PART IV

14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K                                                    16

15.  Signatures                                                             17

                                    PART I

                               ITEM 1.  BUSINESS

GENERAL/HISTORY

      Auric Metals Corporation (the "Company") is a Nevada Corporation which holds interests in several natural resource properties, and a minority interest in a hotel operation in New Mexico. Over the past several years, the Company has principally been engaged in the acquisition, exploration and development of interests in various natural resource properties, primarily through participation with other parties in natural resource joint ventures or other arrangements. The Company's involvement in natural resource projects over the past few years has decreased, and the Company does not currently have any active natural resource projects.

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

      During the fiscal year ended March 31, 1991, the Company purchased, in a private transaction, a total of 89,600 shares of restricted common stock of Dynamic Oil Limited, at an average price of $1.98 per share. Dynamic Oil Limited is a publicly-held British Colombia corporation which is engaged in oil and gas exploration. The Company has now held such securities in excess of two years, and is, therefore, able to dispose of this investment subject to compliance with the requirements of Rule 144 of the Securities Act of 1933, as amended. As of March 31, 1997, the market value of these securities was approximately $92,010.

      In addition to its natural resource investments, described above, the Company is a principal shareholder in Corporacion de La Fonda, Inc., a corporation which owns the La Fonda Hotel in Santa Fe, New Mexico. This investment has generated dividend revenues to the Company for the past several years. Dividend revenue from this investment of $12,600 during the past fiscal year, represents a slight increase in dividend revenue from $12,000 in dividend revenue for the 1996 fiscal year, and a decrease from dividend revenue in the 1995 and 1994 fiscal years of of $15,000, and $27,000, respectively.

BUSINESS

      During the fiscal year, the Company limited its activities to required maintenance of its unpatented mining claims in the Tintic Mining District near Eureka, Utah. The Company conducted no exploration activities during the fiscal year, and has realized no income from its mineral exploration activities to date. The Company has realized most of its income from its interests in properties developed and explored by other firms, and from lease payments and dividend payments on the Company's equity holdings. The following is a general description of the Company's holdings and business activities during the fiscal year.

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

      In 1992, Newmont Mining Company ("Newmont") acquired the leasehold interest held by the Company in its Ivanho property near Elko, Nevada, covering 85,000 acres. In the past three years, a deep drilling program with drillsites on the Ivanho property, has been conducted. In 1995, Newmont and Cornucopia entered into a joint venture arrangement providing for the joint development of the Ivanho property. Newmont has recently advised its joint venture partner that it is withdrawing from the Ivanho property, and Cornucopia is presently seeking a new joint venture partner. If Cornucopia is unsuccessful in finding a new partner, the leasehold interest may be reclaimed. Accordingly, the Company does not know when the Company's leased acreage will be developed, or the extent of such development.

      In past years, a substantial amount of capital was expended for initial mining and exploration activities on the Ivanho property, of which the Company's property is a part. A 1992 report from Galactic and Cornucopia indicates that in 1991 the joint venture produced 60,000 ounces of gold from the USX pit located on a portion of the Ivanho property. The Company has been further advised that gold and other minerals have been extracted by the joint venture parties and their operator, Touchstone, on claims adjoining the Company's claims. In August, 1994, a high-grade vein was drilled near the western margin of the Clementine prospects of the Ivanho property. In a 1994 letter, Cornucopia to its shareholders that preliminary analysis of the drilling encompassing the Clementine, Velvet and Butte prospects has developed a geologic resource of 9,106,000 tons grading 0.035 ounces of gold per ton, or 320,000 ounces of gold.

      To the Company's knowledge, there was no significant activity on these claims during the fiscal year ended March 31, 1997. As indicated, the Company cannot predict at this time what further exploration and development, if any, will be undertaken on these properties.

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

      During the 1997 fiscal year, the Company paid the required lease payment to the Bureau of Land Management of $100 per claim, as required in lieu of exploration by drilling. The Company has reduced the number of its claims from 43 to 18, to reduce its annual fees associated with these claims.

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

      During the fiscal year ended March 31, 1997, there was no signficant activity on these claims.

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

      Subsequent to its organization, the Partnership subleased the property to an independent third party for extraction of sulfur for agricultural use. During the 1993 and 1994 fiscal years, the Company earned a nominal profit from its interest in the Partnership. However, during 1993, the government has prohibited the use of sulfur as a fertilizer for grapes. Additionally, during the 1994 fiscal year, an access road to the property was closed to protect a wilderness area, which has resulted in a loss of the market for sulfur products in Nevada. Moreover, during the fiscal year ended March 31, 1995, the Company lost its contractor on the property, resulting in no profit to the Partnership. Flooding in California in 1995 has also resulted in a major loss of market demand for sulfur in 1995. As a result of these developments, continuation of sulfur extraction on the property was considered no longer viable, and these mining efforts were abandoned in the fiscal year ended March 31, 1996.

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

      During the fiscal year ended March 31, 1996, the Company sold a total of 10,000 shares of Dynamic, at a price of $14,608, or a loss of approximately $5,021. The Company continues to own 79,600 shares of Dynamic. The common stock of Dynamic is quoted on NASDAQ under the symbol "DYOLF." As of June 20, 1997, the market value of the common stock of Dynamic held by the Company, was approximately $109,000, based on the bid prices of Dynamic's stock.

      Acquisition of Interest in Robbie Claims

      In September, 1995, the Company entered in a partnership agreement with Hi-Tech Exploration, Ltd. ("Hi- Tech"), Hillcrest Mining Company ("Hillcrest"), and James Fouts ("Fouts"), the Company's President, pursuant to which the Company, Hillcrest and Fouts each purchased from Hi-Tech a 25% interest in 107 unpatented lode mining claims, known as the "Robbie Claims," for the sum of $3,566.67 each. The Robbie claims are located within one-half mile of the Company's Ivanho claims near Elko, Nevada, on Bureau of Land Management land. These claims are believed to be deep gold prospects. The partnership agreement requires the parties to maintain the mining claims, and make required annual payments to the BLM, for a minimum period of 20 years. The interest held by each of the parties cannot be assigned without approval by the other partners, and any such assignment shall carry with it the obligation to share in the annual maintenance of the claims. Each party is required to notify the other parties on or before June 15 of each year, as to whether such party will pay his or its share of the required annual fee to the BLM for the following year. Failure to notify the other parties will result in a default of such failing party's interest in the claims.

      The partners are presently evaluating the Robbie claims, and do not have any present intention to explore or develop the claims. There was no activity on these claims during the fiscal year ended March 31, 1997.

      La Fonda Investment

      For the past several years, the Company has owned a total of 12,000 shares of restricted common stock, or approximately 12% of the presently outstanding stock, of Corporation de La Fonda, Inc. ("La Fonda"), a New Mexico corporation which owns and operates the historic La Fonda Hotel in Santa Fe, New Mexico.

      The operations of La Fonda have been profitable for the past several years. La Fonda reported net earnings, after taxes, of $1,177,393, $1,022,451, $990,261 and $1,180,000 for its fiscal years ended October 31, 1996, 1995, 1994 and 1993, respectively, as compared to net earnings, after taxes, of $841,695 for its fiscal year ended October 31, 1992. The majority of the profits of La Fonda have been reinvested in improvements to the hotel. Over the past three years, La Fonda has undertaken substantial renovations and improvements to the hotel, including a major addition to the hotel, the installation of security, fire sprinkler and heating and cooling systems, at a cost of several million dollars. In 1991, La Fonda expended approximately $3,000,000 for the construction of a large banquet hall, which has received a considerable amount of recognition and national attention. Similarly, in 1987 and 1988, La Fonda expended in excess of $560,000 to complete a renovation of its hotel rooms. La Fonda has reported that these improvements have contributed to the continued operating success of La Fonda. In the past several months, La Fonda has commenced construction on an addition of new suites over the hotel's parking garage, and a roof-top dining room, which construction is expected to be completed in the fall of 1998 at a total cost of approximately $5,000,000.

      During the fiscal years ended March 31, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990, the Company earned dividend income from its investment in La Fonda of $12,600, $12,000, $15,000, $27,000, $30,000, $6,000, $38,400 and
$36,600, respectively. Dividends during the 1997, 1996, and 1995 fiscal years decreased earlier years as a result of La Fonda's reinvestment of profits into improvements in the hotel, and its decision to reduce improvements loans before undertaking a future expansion planned for the hotel.

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

OTHER ACTIVITIES

      In the past several years, all of the Company's oil and gas exploration, development and production has been conducted through various joint ventures in which the Company is a participant. During the fiscal year ended March 31, 1997, the Company did not conduct any exploration activities, did not participate in any exploration activities, and did not incur any expenditures in connection with oil and gas exploration activities.

      During the year ended March 31, 1996, the Company's interest in a joint venture in Oklahoma was written off the Company's books. During the fiscal year ended March 31, 1989, the Company formed Auric Minerals Corporation, a wholly-owned Nevada subsidiary, to hold the Company's interest in the Hugoton Joint Venture, a joint venture organized to acquire oil and gas lease options in western Oklahoma. In 1989, Petroleum Consultants Energy Corporation ("Petroleum Consultants"), a joint venture partner located in Northfield, Illinois, assumed control of the joint venture under an arrangement whereby it agreed to assume all future expenditures of the project in exchange for an interest in the project equal to its pro rata share of the entire investment in the project since inception. The Company's interest in the joint venture, as well as the interest of other parties, was reduced as Petroleum Consultants expended sums on behalf of the joint venture. The Company held a net revenue interest of approximately 10% in the joint venture. In 1996, the Company completely reduced the remaining value of its interest in the joint venture to zero, to reflect its assessment that there is no realistic recoverable value in such interest.

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


                              ITEM 2.  PROPERTIES

NATURAL RESOURCE PROPERTIES

      As discussed in "ITEM 1 - BUSINESS", the Company holds interests in various natural resource properties in Utah, Nevada, California and Oklahoma. For a more detailed discussion of the Company's interest in these properties and exploration and development activities relating to such properties, reference is made to "ITEM 1 BUSINESS: Business Activities During Fiscal Year".

SHARES OF LA FONDA

      The Company is the holder of 12,000 shares or approximately 12% of the outstanding common stock of Corporacion de La Fonda, Inc., a corporation which owns the La Fonda Hotel in Santa Fe, New Mexico. (See "ITEM 1 - BUSINESS".)

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

  Quarter Ended                   High Bid                    Low Bid

1993 Fiscal Year:

      June 30, 1992                 $.25                       .25
      September 30, 1992             .25                       .25
      December 31, 1992              .25                       .25
      March 31, 1993                 .25                       .25

1994 Fiscal Year:

      June 30, 1993                 $.25                       .25
      September 30, 1993             .25                       .25
      December 31, 1993              .25                       .25
      March 31, 1994                 .25                       .50

1995 Fiscal Year:

      June 30, 1994                 $.625                      .50
      September 30, 1994             .625                      .625
      December 31, 1994              .625                      .625
      March 31, 1995                 .75                       .625

1996 Fiscal Year:

      June 30, 1995                 $.875                      .625
      September 30, 1995             .875                      .625
      December 31, 1995              .875                      .625
      March 31, 1996                 .875                      .625


1997 Fiscal Year:

      June 30, 1996                 $.750                      .750
      September 30, 1996             .750                      .750
      December 31, 1996              .750                      .750
      March 31, 1997                 .750                      .750

      On June 25, 1997, the high and low bid prices quoted by broker-dealer firms effecting transactions in the Company's common stock, were $.75.

        Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

        At June 25, 1997, there were approximately 721 holders of record of the Company's common stock.

                                    ITEM 6.

                            SELECTED FINANCIAL DATA

      The following selected financial data of the Company is covered by an opinion of a certified public accountant and should be read in conjunction with the financial statements and related notes thereto.


                         INCOME STATEMENT INFORMATION

                           FOR THE YEARS ENDED  MARCH 31
                         1997      1996     1995      1994     1993



Total Revenue         $38,161   $37,481  $40,851   $52,507  $56,320

Revenues from
 natural resource
 investments          $25,492    25,402   25,786   $25,507   25,698

Net Income (loss)      (3,607)  (37,662) (12,868)  (12,995)  13,183
Net Income (loss)
 per common share      (.0037)   (.0387)  (.0131)  ($.0132) $ 0.013





                           BALANCE SHEET INFORMATION

                                 AS OF MARCH 31

                         1997         1996         1995          1994           1993
                         ----         ----         ----          ----           ----


Total Assets         $272,862     $229,309     $314,694      $351,071       $407,474

Long-term
 debt                       0            0            0             0              0

Cash dividends
 declared per
 common share               0            0            0             0              0

                                    ITEM 7.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

 The Company's current assets as of March 31, 1997 of $26,103 represents a small decrease in current assets of $3,158 from current assets of $29,261 one year earlier. Total assets at March 31, 1997, of $272,862, represents an increase in total assets of $43,553 from total assets of $229,309 one year earlier, which is attributable to an increase in value of the Company's ownership interest in shares of Dynamic Oil Ltd. Similarly, stockholders' equity of $272,213 at March 31, 1997, represents an increase in stockholders' equity of $43,418 from stockholders' equity of $228,705 at March 31, 1996. As indicated, this increase is attributable to an increase in value of marketable securities.

 The Company does not have sufficient liquidity or capital resources to finance any major developments by the Company. Should ongoing exploration produce favorable  results,  any  adequate  exploration  or  development  would  require substantial additional financing or the participation of a larger, better-financed company.

RESULTS OF OPERATIONS

 During the fiscal year ended March 31, 1997, the Company had total revenue of $38,161, and expenses of $41,768, resulting in a net pre-tax loss of $3,607, as compared to a net pre-tax loss of $37,662 for the fiscal year ended March 31, 1996. The Company's decrease over in revenue over the past two years, is a result of a reduction in dividends received on shares of stock of Corporacion De La Fonda held by the Company over the past two years. While total revenue during the fiscal year ended March 31, 1997, was only $680 more than total revenue in the fiscal year ended March 31, 1996, expenses during the fiscal year ended March 31, 1997 were $33,375 less than the fiscal year ended March 31, 1996.

 During the fiscal years ended March 31, 1997, 1996, 1995 and 1994, operating revenues from the Company's interest in oil wells in Oklahoma was nominal. The Company received a $25,000 advance royalty payment during the fiscal year on its leased mining claims in Nevada. Dividend income of $12,600 from the Company's investment in La Fonda during the year represents a a small increase over dividend income of $12,000 for the year ended March 31, 1996, and a decrease in dividend income from prior years.

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


                                    ITEM 9.

                  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

 During the fiscal year ended March 31, 1997, there has been no disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure as provided in Regulation S-K, Item 304.

                                   PART III

                                   ITEM 10.

              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

LIST AND TERMS OF OFFICE

 The table below sets forth the name, age, and position of each executive officer and director of the Company.

                                                            Officer or
 Name               Age           Position              Director Since(1)(2)


James F. Fouts      78       Director, President            1969
                              and Chief Executive
                              Officer

Dan Ligino          73       Director and Vice President    1974

Elizabeth F. White  47       Director                       1985(3)

Elizabeth B. Fouts  69       Secretary/Treasurer and        1975(3)
                              Principal Financial
                              Officer
-------------------

 (1) All directors and executive officers serve for a term of one year or until their successors are chosen and qualified.

 (2) During the fiscal year, George Wortley, who served as a director of the Company since 1974, died at the age of 86.

 (3) James F. Fouts is the father of Elizabeth F. White and the husband of Elizabeth B. Fouts. There are no other family relationships among any of the above-named directors, executive officers, or nominees.

-------------------

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

                                   ITEM 11.

                            EXECUTIVE COMPENSATION

REMUNERATION DURING FISCAL YEAR

 During the fiscal year ended March 31, 1997, no officer or director received compensation exceeding $60,000.

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

                                   ITEM 12.

                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL



                             OWNERS AND MANAGEMENT

 The following table shows, as of June 25, 1997, the number of shares of common stock, par value $.01, of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors of the Company as a group:

                                       Amount and Nature of Ownership(1)

                                  Sole Voting           Shared
                                      and             Voting and       Percent
Name of Person                     Investment          Investment         of
    or Group                         Power               Power         Class(1)

Principal Shareholders:

Alan E. Fouts(2)(4)                 113,355                             11.51
4002 Bon Aire Drive
Monroe, Louisiana 71203                                12,800(2)         1.30

Donovan B. Fouts(2)(4)               96,250                              9.78
4002 Bon Aire Drive
Monroe, Louisiana 71203                                    0             0.00

James F. Fouts(2)(4)                 33,500                              3.40
4002 Bon Aire Drive
Monroe, Louisiana 71203                                76,250(3)         7.75

Elizabeth B. Fouts(2)(4)                950                              0.10
4002 Bon Aire Drive
Monroe, Louisiana 71203                                76,250(3)         7.75

Dan Ligino                          104,175                             10.58
1407 19th Street
East Moline, IL 61244                                  43,500(5)         4.42

Elizabeth F. White(2)(4)            122,400                             12.43
243 Via la Posada
Los Gatos, CA  95030                                       0             0.00

Officers and Directors:

James F. Fouts                       ---------------See Above---------------

Elizabeth B. Fouts                   ---------------See Above---------------

Dan Ligino                           ---------------See Above---------------

Elizabeth F. White                   ---------------See Above---------------

All officers and directors          261,025                             26.51
as a group (5 persons)(3)(4)(5)                        119,750(3)       12.16

 (1) The percentages are calculated based on the number of outstanding shares (1,000,000) of the Company as of the Record Date, after deducting a total of 15,511 shares held by the Company in treasury.

 (2) Alan E. Fouts, Donovan B. Fouts and Elizabeth F. White are the sons an daughter, respectively, of James F. Fouts and Elizabeth Fouts, husband and wife. With respect to Alan E. Fouts, of the shares reflected under "Shared Voting and Investment Power", 12,800 shares are held in a family trust.

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

                                   ITEM 13.

                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In the past, the Company has employed officers and principal shareholders in the performance of exploration work on its mineral claims and in evaluating new properties. Compensation paid in connection with these services has been determined by the Company to compare favorably with amounts which could be expected to be paid to third parties. No amounts were paid during the last fiscal year.

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

     In August, 1993, the Company authorized the grant of options to purchase a total of 12,000 shares of common stock to each of the Company's officers and directors. These options were exercisable at a price of $.60 per share at any time on or before August 14, 1996, at which time the options expired. Although the exercise price of the optioned shares was higher than the bid price of the Company's common stock as of the date of grant, and as of the present date, this transaction cannot be considered the result of arms' length negotiations. During the fiscal year ended March 31, 1995, options to purchase a total of 12,000 shares of the Company's common stock were exercised by Elizabeth B. Fouts, a director and wife of the Company's president.


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

     During the fiscal year ended March 31, 1997, the Company's President, James
F. Fouts, loaned to the Company the sum of $13,000. This loan was repaid, without interest, prior to the end of the fiscal year.

                                    PART IV

                                   ITEM 14.

                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The index (table of contents) to the financial statements and schedules appears at page 18.

B.  EXHIBITS:

None.

C.  REPORTS ON FORM 8-K

     During the fiscal year ended March 31, 1997, the Company did not file any reports on Form 8-K.

                                  SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 REGISTRANT:

                                 AURIC METALS CORPORATION

                                 By
                                    James F. Fouts, President

Date:  June      , 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                            Director and President           Date: June   , 1997
James F. Fouts              (Principal Executive Officer)


                            Secretary-Treasurer              Date: June   , 1997
Elizabeth B. Fouts          (Principal Financial Officer)


                            Vice President and Director      Date: June   , 1997
Dan Ligino


                            Vice President and Director      Date: June   , 1997
Elizabeth F. White

                    AURIC METALS CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

Report of Independent Accountants.                                             1

Consolidated Balance Sheets for the years
ended March 31, 1997 and 1996                                                  2

Statements of Consolidated Income for the years
ended March 31, 1997, 1996 and 1995                                            3

Statement of Consolidated Stockholders' Equity for
the years ended March 31, 1997, 1996 and 1995.                                 5

Notes to Financial Statements.                                             6 - 9

                       REPORT OF INDEPENDENT ACCOUNTANTS




Shareholders and
Board of Directors
Auric Metals Corporation

     We have audited the accompanying balance sheets of Auric Metals Corporation as of March 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for the years ended March 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auric Metals Corporation as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended March 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.





Salt Lake City, Utah
May 27, 1997

                            AURIC METALS CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 1997 AND 1996

                                                          1997        1996

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 26,103    $ 29,261
                                                       ----------  ----------
    Total Current Assets                                 26,103      29,261
                                                       ----------  ----------
INVESTMENTS:
  Marketable equity securities (Notes 3)                 92,010      44,985
  Other investments (Note 3)                            154,356     154,356
                                                       ----------  ----------
                                                        246,366     199,341
                                                       ----------  ----------
PROPERTY AND EQUIPMENT AT COST
  Equipment                                               1,573       1,573
                                                       ----------  ----------
                                                          1,573       1,573
  Accumulated depreciation                              ( 1,180)    (   866)
                                                       ----------  ----------
                                                            393         707
                                                       ----------  ----------
                                                       $272,862    $229,309
                                                       ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                                  $    649    $    514
                                                       ----------  ----------
    Total current liabilities                               649         514
                                                       ----------  ----------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
   Authorized: 25,000,000 shares
   Issued: 1,000,000 shares
    (including treasury stock)                           10,000      10,000
   Additional paid-in capital                           342,847     342,847
   Unrealized loss on securities
     available for sale (Note 3)                        (64,241)   (111,266)
   Accumulated (deficit)                                ( 6,418)   (  2,811)
   Common stock in treasury at cost
     15,511 shares                                      ( 9,975)   (  9,975)
                                                       ----------  ----------
                                                        272,213     228,795
                                                       ----------  ----------
                                                       $272,862    $229,309
                                                       ==========  ==========




              The accompanying notes are an integral part of these
                        consolidated financial statements

                              AURIC METALS CORPORATION AND SUBSIDIARY
                             STATEMENTS OF CONSOLIDATED INCOME (LOSS)
                             YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                       1997         1996           1995

REVENUES:
  Oil and gas sales                                 $    492    $    402      $    786
  Mineral royalty                                     25,000      25,000        25,000
  Interest income                                         69          79            65
  Dividends                                           12,600      12,000        15,000
                                                    ----------  ----------    ----------
                                                      38,161      37,481        40,851
                                                    ----------  ----------    ----------
EXPENSES:
  Oil and gas production expenses                       -           -               82
  Loss (income) sulfur mine interest                    -         15,750         5,614
  Mineral exploration                                  3,614        -            2,611
  Mineral claims leasing                               2,900       2,900         6,150
  Valuation allowance, unproved property                -         19,443         5,215
  Depreciation                                           314         315           315
  Legal and accounting                                 5,978       5,234         5,275
  Travel and lodging                                   7,124       4,382         5,754
  Directors' fees                                      2,396       2,396         1,996
  Office expense (Note 5)                             12,000      12,000        12,000
  General and administrative                           7,442       7,702         8,707
  Loss on sale of investment securities                 -          5,021          -
                                                    ----------  ----------    ---------
                                                      41,768      75,143        53,719
                                                    ----------  ----------    ----------
(LOSS) BEFORE INCOME TAX                            (  3,607)   ( 37,662)     ( 12,868)
Provision for taxes on income                           -           -             -
                                                    ----------  ----------    ----------
NET (LOSS)                                         $(  3,607)   $( 37,662)   $( 12,868)
                                                    ==========  ==========    ==========
NET (LOSS) PER COMMON SHARE                        $(  .0037)   $(  .0387)   $(  .0131)
                                                    ==========  ==========    ==========
Weighted average number of shares
  outstanding (excluding treasury stock)             984,489     972,668       981,217
                                                    ==========  ==========    ==========




        The accompanying notes are an integral part of these consolidated financial statements

                               AURIC METALS CORPORATION AND SUBSIDIARY
                           STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                              YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                                              Net Unrealized
                                                                                                              Gain (Loss) on
                                                                            Accumulated                         Securities
                                             tock       Stock     Paid-in    Earnings     Treasury    Tresury    Available
                                            Shares      Amount     Capital   (Deficit)     Shares      Amount     For Sale

BALANCE MARCH 31, 1994                   1,000,000    $ 10,000  $  343,327    $ 47,719      17,711    $(10,726)  $(39,680)
  Net loss year ended March 31, 1995          --          --          --       (12,868)       --           --          --
  Net change in unrealized loss on
    securities available for sale             --          --          --          --          --           --     (25,992)
  Purchase of treasury stock                  --          --          --          --         7,300      (5,179)        --
  Sales of treasury stock                     --          --      (    480)       --       (12,000)      7,680         --
                                         ---------    --------  ----------    --------     -------    --------   --------
BALANCE MARCH 31, 1995                   1,000,000      10,000     342,847      34,851      13,011     ( 8,225)   (65,672)
  Net loss year ended March 31, 1996          --          --          --       (37,662)       --           --          --
  Net change in unrealized loss on
    securities available for sale             --          --          --          --          --           --     (45,594)
  Purchase of treasury stock                  --          --          --          --         2,500      (1,750)        --
                                         ---------    --------  ----------    --------     -------    --------   --------
BALANCE MARCH 31, 1996                   1,000,000      10,000     342,847     ( 2,811)     15,511     ( 9,975)  (111,266)
  Net loss year ended March 31, 1997          --          --          --       ( 3,607)       --           --          --
  Net change in unrealized gain (loss)
   on securities available for sale           --          --          --          --          --           --      47,025
                                         ---------    --------  ----------    --------     -------    --------   --------
BALANCE MARCH 31, 1997                   1,000,000    $ 10,000  $  342,847    $( 6,418)     15,511    $( 9,975) $( 64,241)
                                         =========    ========  ==========    ========     =======    ========   ========



        The accompanying notes are an integral part of these consolidated financial statements

                                AURIC METALS CORPORATION AND SUBSIDIARY
                                 STATEMENT OF CONSOLIDATED CASH FLOWS
                               YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                                 1997        1996      1995

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                     $(3,607)   $(37,662)    $(12,868)
                                                               ---------  ---------   ---------
  Adjustments to reconcile net income to net cash
  provided  by  operating activities:
    Depreciation, depletion, amortization
      and valuation allowance                                      314     19,758       5,530
    Equity in partnership (income) loss                           -        12,183       5,614
    (Gain) loss on disposal of property                           -         5,021         -
    Increase (decrease) in accrued liabilities                     135     (  379)        462
                                                               ---------  ---------   ---------
    Total adjustments                                              449     36,583      11,606
                                                               ---------  ---------   ---------
  Net cash (used) by operating activities                      ( 3,158)    (1,079)    ( 1,262)
                                                               ---------  ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost recovery - undeveloped property                            -           -         5,000
                                                               ---------  ---------   ---------
  Net cash provided by investing activities                       -           -         5,000
                                                               ---------  ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                      -        (1,750)    ( 5,179)
  Sale of treasury stock                                          -           -         7,200
  Sale of investment stock                                        -        14,608         -
  Short-term borrowings                                         13,000        -        32,000
  Short-term loan payments                                     (13,000)       -       (32,000)
                                                               ---------  ---------   ---------
  Net cash provided by financing activities                       -        12,858       2,021
                                                               ---------  ---------   ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                ( 3,158)    11,779       5,759

Cash and equivalents, beginning of period                       29,261     17,482      11,723
                                                               ---------  ---------   ---------
Cash and equivalents, end of period                            $26,103    $29,261    $  17,482
                                                               =========  =========   =========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                     AURIC METALS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995

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

Investment securities

Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders; equity.

Investment in unconsolidated affiliates:

Investments in affiliated companies in which ownership is 20% or more are carried at the Company's original cost plus equity in earnings since date of acquisition.

Investments in less than 20% owned affiliates are carried at cost or estimated net realizable amounts, whichever is lower.

                     AURIC METALS CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (Continued)

(2)   Significant Accounting Policies - continued:

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

Depreciation:

Equipment is recorded at cost and depreciated on a straight-line method over a five year estimated useful life.

(3) Investments consist of the following at March 31, 1997 and 1996:

Crater investment

The Company has a 19% limited partnership interest in the Crater Limited Partnership. Crater engaged in sulfur mining in Inyo County, California. The Company carried this investment at cost or estimated net realizable value, whichever was lower. During the fiscal year ended March 31, 1996, Crater abandoned its mining operations, therefore, the Company reduced the value of this investment to zero.

Robbie claims investment

The Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James
F. Fouts is also an owner of a 25% interest in these claims.

LaFonda investment

The Company  owned,  as of March 31, 1997,  12,000 shares of the common stock of
Corporacion De La Fonda, Inc., or approximately 12% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $123,177 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have

                 AURIC METALS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (Continued)

(3)  Investments - continued:

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

                                    1997       1996

     Robbie claims investment    $  3,567   $  3,567
     LaFonda investment           150,789    150,789
                                  -------    -------

     Other investments           $154,356   $154,356
                                  =======    =======

Dynamic Oil Ltd.
Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for- sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At March 31, 1997 and 1996 marketable investments classified as available for sale included the following:
                                           1997       1996

 Dynamic Oil Ltd. shares at cost        $156,251   $156,251

 Gross unrealized holding loss            64,241    111,266
                                        --------   --------

 Dynamic Oil Ltd. at fair value         $ 92,010   $ 44,985
                                        ========   ========

(4)  Stock options:
During the 1994 fiscal year, the Company granted stock options to each officer and director for 12,000 shares of the Company's common stock at $.60 per share. Options expired on August 14, 1996. Prior to expiration, 12,000 of these options were exercised.

                 AURIC METALS CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (Continued)

(5)  Related party transactions:
The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $12,000 were made during the current fiscal year to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment. During the current fiscal year, the Company borrowed $13,000 from its President, Mr. James
F. Fouts. The loan was repaid during the same year.

(6)  Federal and state income tax:
Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At March 31, 1997, the Company had, for federal tax reporting purposes, an operating loss carryforward of approximately $262,000. This carryforward begins to expire in 2004. The Company has a capital loss carryforward of approximately $5,000 which expires in 2001. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

(7)  Commitments and contingencies:
The Company is required to pay the Bureau of Land Management $100 annually on 29 leased mining claims for $2,900. Rates are subject to change and failure to pay results in loss of mining rights. The payments to BLM are in lieu of assessment work which was required previously. The leases are cancelable annually upon notice to lessor.

(8) Fair values of financial instruments: The Company estimates that the fair value of all financial instruments at March 31, 1997 and 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.