Form 10-K/A
period 1997-03-31
AURIC METALS CORP
filed 1997-06-27
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

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

                                 REGISTRANT:

                                 AURIC METALS CORPORATION

                                 By /s/James F. Fouts
                                    James F. Fouts, President

Date:  June 27, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/James F. Fouts           Director and President           Date: June 27, 1997
James F. Fouts              (Principal Executive Officer)


/s/Elizabeth B. Fouts       Secretary-Treasurer              Date: June 27, 1997
Elizabeth B. Fouts          (Principal Financial Officer)


/s/Dan Ligino               Vice President and Director      Date: June 27, 1997
Dan Ligino


/s/Elizabeth F. White       Vice President and Director      Date: June 27, 1997
Elizabeth F. White