Form 10KSB
period 1998-03-31
AURIC METALS CORP
filed 1998-06-29
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange act of 1934 for the transition period from __________ to __________.

             For the fiscal year ended March 31, 1998

                 Commission File Number:  0-6334

                     AURIC METALS CORPORATION
      (Exact name of Registrant as specified in its Charter)

             NEVADA                                    87-0281240
             ------                                    ----------
(State or other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

       1475 Terminal Way, Suite E
           Reno, Nevada                                   89502
           ------------                                   -----
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number including Area Code:  (318) 343-4448

                         (Not applicable)
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
     Title of Each Class                          on which Registered
     -------------------                          -------------------
          None                                           None

Securities Registered Pursuant to Section 12(g) of the Act:

           None
           ----
     (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ]     No [   ]

     The aggregate market value of the Registrant's voting stock held by non affiliates computed with reference to the bid prices in the over-the-counter market on June 25, 1998, was approximately $329,000.

     As of June 25, 1998, the Registrant had outstanding 1,000,056 shares of its common stock, par value $.01, including a total of 15,511 shares held in the Registrant's treasury.

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

                        TABLE OF CONTENTS


                                                                    Page
Item Number and Caption                                           Number
                                                                  ------

PART I
------

1.  Business                                                      3

2.  Properties                                                    8

3.  Legal Proceedings                                             8

4.  Submission of Matters to a Vote of Security
     Holders                                                      9

PART II
-------

5.  Market for Registrant's Common Equity and
    Related Stockholder Matters                                   10

6.  Selected Financial Data                                       11

7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                          12

8.  Financial Statements and Supplementary Data                   12

9.  Changes in and Disagreements on Accounting and
    Financial Disclosure                                          12


PART III
--------

10. Directors and Executive Officers of the Registrant            13

11. Executive Compensation                                        14

12. Security Ownership of Certain Beneficial Owners
    and Management                                                15

13. Certain Relationships and Related Transactions                16

PART IV
-------

14. Exhibits, Financial Statement Schedules and
    Reports on Form 8-K                                           17

15.  Signatures                                                   18

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

     The Company was originally organized under the laws of the state of Utah. In 1985, the Company became a Nevada corporation by merging with a wholly owned Nevada corporation created solely for the purpose of changing the Company's state of domicile. The Company has one wholly-owned subsidiary, Auric Minerals Corporation.

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

     During the fiscal year ended March 31, 1991, the Company purchased, in a private transaction, a total of 89,600 shares of restricted common stock of Dynamic Oil Limited, at an average price of $1.98 per share. Dynamic Oil Limited is a publicly-held British Colombia corporation which is engaged in oil and gas exploration. The Company has now held such securities in excess of two years, and is, therefore, able to dispose of this investment subject to compliance with the requirements of Rule 144 of the Securities Act of 1933, as amended. The Company sold 10,000 shares of Dynamic Oil Limited in 1996. As of March 31, 1998, the market value of the remaining 79,600 shares of Dynamic Oil Limited, was approximately $99,500.

     In addition to its natural resource investments, described above, the Company is a principal shareholder in Corporacion de La Fonda, Inc. ("La Fonda"), a corporation which owns the La Fonda Hotel in Santa Fe, New Mexico. This investment has generated dividend revenues to the Company for the past several years. Dividend revenue from this investment of $10,000 during the past fiscal year, represents a slight decrease in dividend revenue from $12,000 in dividend revenue for the 1997 fiscal year, and a decrease from dividend revenue in the 1996 and 1995 fiscal years of of $12,000, and $15,000, respectively. During the fiscal year ended March 31, 1998, the Company sold a total of 2,000 shares of its La Fonda shares to the principal shareholders of La Fonda, at a gross sales price of $240,000, for a net gain of $214,869.

BUSINESS

     During the fiscal year, the Company limited its activities to required maintenance of its unpatented mining claims in the Tintic Mining District near Eureka, Utah. The Company conducted no exploration activities during the fiscal year, and realized no income from its mineral exploration activities. The Company has realized most of its income from its interests in properties developed and explored by other firms, and from lease payments and dividend payments on the Company's equity holdings. The following is a general description of the Company's holdings and business activities during the fiscal year.

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

     USX acquired the claims from the Company for a primary term of two years, expiring December 31, 1983, for which the Company received $9,000, $4,500 of which was paid to Hillcrest. USX has the right to renew the options for twenty additional one year terms by paying an advance royalty of $25,000 in 1984 and 1985 and $50,000 per year thereafter for the term of the lease or as long as there is production. USX has paid the advance royalty for each year to and including fiscal year ended March 31, 1998, and has paid for all assessment work required during the term of the sublease. Pursuant to the terms of a modification of the lease between Auric and Hillcrest, resulting in an equal interest between Auric and Hillcrest, the Company and Hillcrest each now receive a 1% royalty interest for gold, calculated on the basis of net smelter returns, and a 3% royalty interest on other metals, calculated on the same basis.

     USX assigned its sublease to Touchstone Resources Company, which in 1992 assigned the sublease to Newmont Exporation Limited. In August, 1997, the Company agreed to an assignment of the sublease to Geat Basin Gold, Inc., and an amendment to said sublease (the "Sublease Amendment"). Under the terms fo the Sublease Amendment, the Company and Hillcrest agreed to extend the sublease for up to four 20-year periods commencing on December 31, 1997, provided that the $50,000 annual advance royalty payment is paid for each year for which there are no mining operations on the leased property. For each 20 year renewal period, the annual minimum advance royalty increases $5,000 per year. The parties have also agreed that the production royalty to be paid to the Company based on net smelter returns, is in addition to the advance royalty.

     The Sublease Amendment contemplates a joint venture between Great Basin and Touchstone. The Company is advised that Great Basin will be the operating company in connection with any exporation or development activities on the property.

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

     To the Company's knowledge, there was no significant activity on these claims during the fiscal year ended March 31, 1998. As indicated, the Company cannot predict at this time what further exploration and development, if any, will be undertaken on these properties.

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

     During the fiscal year ended March 31, 1998, there was no signficant activity on these claims.

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

     Dynamic is a publicly held corporation incorporated in British Columbia, which is engaged in oil and gas exploration. Auric has been advised that Dynamic is a party to a joint venture agreement with Conoco Oil and British Columbia Gas, providing for the development of a source of gas for Vancouver, Canada. In 1994 and 1995, Dynamic reported that it participated in drilling three successful horizontal oil wells in S.E. Saskatchewan, a new gas well in N.W. Alberta, and doubled its landholdings in the Boundary Bay prospect area of S.W. British Columbia. Dynamic has additionally reported that it has conducted an extensive geochemistry program and successfully obtained permission from the British Columbia government to drill two new Fraser Delta gas exploration wells in 1995. In 1994, Dynamic reported that it purchased an additional 20% interest in its St. Albert 01-30 gas project near Edmonton, Alberta, increasing its interest in the project to 70%. Dynamic and its joint venture partner have reported a world class well at a depth of 4,000 feet approximately 35 miles from Edmonton.

     During the fiscal year ended March 31, 1996, the Company sold a total of 10,000 shares of Dynamic, at a price of $14,608, or a loss of approximately $5,021. The Company continues to own 79,600 shares of Dynamic. The common
stock of Dynamic is quoted on NASDAQ under the symbol "DYOLF."   As of June
21, 1998, the market value of the common stock of Dynamic held by the Company, was approximately $100,000, based on the bid prices of Dynamic's stock.

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

     La Fonda Investment

     For the past several years, the Company has owned a total of 12,000 shares of restricted common stock, or approximately 12% of the presently outstanding stock, of Corporation de La Fonda, Inc. ("La Fonda"), a New Mexico corporation which owns and operates the historic La Fonda Hotel in Santa Fe, New Mexico. During the fiscal year ended March 31, 1998, the Company sold 2,000 shares of La Fonda to La Fonda's principal shareholder, at a price of $120 per share, or an aggregate of $240,000, and realized a gain of $214,869.

     The operations of La Fonda have been profitable for the past several years. La Fonda reported net earnings, after taxes, of $1,209,831, $1,177,393, $1,022,451, $990,261 and $1,180,000 for its fiscal years ended
October 31, 1997, 1996, 1995, 1994 and 1993, respectively, as compared to net earnings, after taxes, of $841,695 for its fiscal year ended October 31, 1992. The majority of the profits of La Fonda have been reinvested in improvements to the hotel. Over the past four years, La Fonda has undertaken substantial renovations and improvements to the hotel, including a major addition to the hotel, the installation of security, fire sprinkler and heating and cooling systems, at a cost of several million dollars. In 1991, La Fonda expended approximately $3,000,000 for the construction of a large banquet hall, which has received a considerable amount of recognition and national attention. Similarly, in 1987 and 1988, La Fonda expended in excess of $560,000 to complete a renovation of its hotel rooms. La Fonda has reported that these improvements have contributed to the continued operating success of La Fonda. La Fonda reports that in approximately July, 1998, it will complete a 5 million dolar expansion of the hotel, which will include fourteen luxury suites, a roof top dining room and an additional meeting room.

     During the fiscal years ended March 31, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990, the Company earned dividend income from its investment in La Fonda of $10,000, $12,600, $12,000, $15,000, $27,000,
$30,000, $6,000, $38,400 and $36,600, respectively. Dividends during the past few years have decreased as a result of La Fonda's reinvestment of profits into improvements in, and expansion of, the hotel, and its decision to reduce improvement loans before undertaking a future expansion planned for the hotel.

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

OTHER ACTIVITIES

     In the past several years, all of the Company's oil and gas exploration, development and production has been conducted through various joint ventures in which the Company is a participant. During the fiscal year ended March 31, 1998, the Company did not conduct any exploration activities, did not participate in any exploration activities, and did not incur any expenditures in connection with oil and gas exploration activities.

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

EMPLOYEES

     The Company has no regularly paid employees. The Company paid The Fremont Corp., a corporation of which James Fouts is president and a principal, a total of $9,000 during the fiscal year for secretarial services, office space and clerical services. In addition, the Company has reimbursed James F. Fouts for his expenses incurred on behalf of the Company. In the past, the Company has also engaged the part-time services of others in connection with exploration work conducted on its mining claims.

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

SHARES OF LA FONDA

     The Company is the holder of 10,000 shares or approximately 9.9% of the outstanding common stock of Corporacion de La Fonda, Inc., a corporation which owns the La Fonda Hotel in Santa Fe, New Mexico. (See "ITEM 1 - BUSINESS".)

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


                             PART II

                             ITEM 5.

              MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded in the over-the-counter market. There is currently a very limited trading market for the Company's common stock. The Company's shares of common stock are eligible for quotation on the NASD Electronic Bulletin Board under the symbol "AMLS." The following sets forth, for the respective periods indicated, the high and low bid prices of the Company's common stock in the over-the-counter market, based on inter dealer bid prices, without retail markup, markdown, commissions or adjustments (which do not represent actual transactions), as reported by the National Quotation Bureau's "Pink Sheets".

Quarter Ended                     High Bid                     Low Bid
-------------                     --------                     -------

1994 Fiscal Year:

 June 30, 1993                    $.25                         .25
 September 30, 1993                .25                         .25
 December 31, 1993                 .25                         .25
 March 31, 1994                    .25                         .50

1995 Fiscal Year:

 June 30, 1994                    $.625                        .50
 September 30, 1994                .625                        .625
 December 31, 1994                 .625                        .625
 March 31, 1995                    .75                         .625

1996 Fiscal Year:

 June 30, 1995                    $.875                        .625
 September 30, 1995                .875                        .625
 December 31, 1995                 .875                        .625
 March 31, 1996                    .875                        .625

1997 Fiscal Year:

 June 30, 1996                    $.750                        .750
 September 30, 1996                .750                        .750
 December 31, 1996                 .750                        .750
 March 31, 1997                    .750                        .750

1998 Fiscal Year:
 June 30, 1997                    $.750                        .750
 September 30, 1997               1.000                       1.750
 December 31, 1997                 .875                       4.000
 March 31, 1997                    .875                        .875

     On June 25, 1998, the high and low bid prices quoted by broker-dealer firms effecting transactions in the Company's common stock, were $.75 and $.875, respectively.

       Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

       At June 25, 1998, there were approximately 720 holders of record of the Company's common stock.

                             ITEM 6.

                     SELECTED FINANCIAL DATA

     The following selected financial data of the Company is covered by an opinion of a certified public accountant and should be read in conjunction with the financial statements and related notes thereto.


                   INCOME STATEMENT INFORMATION
                   ----------------------------

                  FOR THE YEARS ENDED  MARCH 31
                  ------------------------------

                    1998        1997        1996       1995         1994
                    ----        ----        ----       ----         ----

Total Revenue       $39,505     $38,161     $37,481     $40,851      $52,507

Revenues from
 natural resource
 investments        $25,407     $25,492      25,402      25,786      $25,507

Net Income (loss)   $214,869     (3,607)    (37,662)    (12,868)    (12,995)

Net Income (loss)
 per common share   $   .21      (.0037)      (.0387)    (.0131)    ($.0132)

                    BALANCE SHEET INFORMATION
                    -------------------------

                          AS OF MARCH 31
                          --------------

                        1998          1997          1996          1995
                        ----          ----          ----          ----

Total Assets            $493,622      $272,862      $229,309      $314,694

Long-term
 debt                       0               0                0           0

Shareholder's
 Equity                 $492,594       $272,213      $228,795      $313,801

Cash dividends
 declared per
 common share               0               0                0           0


                             ITEM 7.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current assets as of March 31, 1998, of $264,819, represents a substantial relative increase in current assets, of $238,716, over current assets of $26,103 one year earlier. Such increase is attributable to the sale by the Company of 2,000 shares of La Fonda stock, at a price of $240,000, and a realized gain of $214,869, during the year. Similarly, total assets at March 31, 1998, of $493,622, represents an increase in total assets of $220,760 from total assets of $272,862 one year earlier, which is also attributable almost entirely to the gain realized from the sale of the La Fonda stock. As a result, stockholders' equity of $492,594 at March 31, 1998, represents an increase in stockholders' equity of $220,381 from stockholders' equity of $272,213 at March 31, 1997. As indicated, this increase is attributable to the realized gain from the sale of the La Fonda shares.

     As a result of the sale of La Fonda shares, resulting in a total of $264,819 in cash as of March 31, 1998, the Company has significantly improved its liquidity and capital resources. Nevertheless, the Company continues to be very limited in its ability to finance any major developments by the Company. Should the Company decide to become engaged in any exploration activities in the future, any such exploration or development activities would, in all likelihood, require substantial additional financing or the participation of a larger, better-financed company.
RESULTS OF OPERATIONS

     During the fiscal year ended March 31, 1998, the Company had total revenue of $39,505, and expenses of $41,482. In addition, the Company realized a gain of $214,869 from the sale of La Fonda stock, resulting in net pre-tax income of $212,892, as compared to a net pre-tax loss of $3,607 for the fiscal year ended March 31, 1997. The Company's revenue over the past three years has been modest and fairly constant, consisting largely of mineral royalty income of $25,000 per year, and dividend income from the Company's La
Fonda shares, ranging from between $10,000 to $12,600.   Similarly, expenses
over the past years, exclusive of extraordinary items and one-time losses, have remained fairly consistent, of between $35,000 to $41,760.

     During the fiscal years ended March 31, 1998, 1997, 1996, 1995 and 1994, operating revenues from the Company's interest in oil wells in Oklahoma was nominal. The Company received a $25,000 advance royalty payment during the fiscal year on its leased mining claims in Nevada. Dividend income of $10,000 from the Company's investment in La Fonda during the year represents a a small decrease from dividend income of $12,600 for the year ended March 31, 1997, and a small decrease in dividend income from prior years.

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


                             ITEM 9.

            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

     During the fiscal year ended March 31, 1998, there has been no disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure as provided in Regulation S-K,
Item 304.


                             PART III

                             ITEM 10.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

LIST AND TERMS OF OFFICE

     The table below sets forth the name, age, and position of each executive officer and director of the Company.
                                                             Officer or
Name                Age     Position                     Director Since(1)
----                ---     --------                     -----------------

James F. Fouts      79      Director, President                1969
                            and Chief Executive
                            Officer

Dan Ligino          74      Director and Vice President        1974

Elizabeth F. White  48      Director                           1985(2)

Elizabeth B. Fouts  70      Secretary/Treasurer and            1975(2)
                            Principal Financial
                            Officer

     (1) All directors and executive officers serve for a term of one year or until their successors are chosen and qualified.

     (2) James F. Fouts is the father of Elizabeth F. White and the husband of Elizabeth B. Fouts. There are no other family relationships among any of the above-named directors, executive officers, or nominees.

     James F. Fouts. Mr. Fouts has been president of the Company since 1975. From 1969 to 1975, he served as secretary/treasurer of the Company and has served as director of the Company since its incorporation in 1969. Since 1967 he has also been employed as president of Fremont Corporation, a private corporation and an affiliate of the Company engaged in holding and managing investments (chiefly real estate), with its principal office and place of business in Louisiana. Mr. Fouts graduated from Texas A&M University in 1940 with a bachelor's degree in chemical engineering. From 1940 to 1959, he was employed as division superintendent for Bariod Division of the National Lead Company, supervising oil well logging operations in the western United States and Canada, with headquarters in Casper, Wyoming. From 1940 through 1966, he was engaged in the business of technical reproduction and oil well log distribution in Canada and the United States. He is a member of the American Association of Petroleum Geologists; Intermountain Association of Petroleum Geologists; and a past vice president of the Wyoming Geological Association. He was formerly a director of the Rocky Mountain Oil & Gas Association. He is presently a director of Corporation de La Fonda, an affiliate of the Company engaged in the hotel business. Mr. Fouts and his wife also own 3,000 shares of the common stock of La Fonda. Until 1996, Mr. Fouts was a director of High Plains Natural Gas Company, a pipeline company serving five counties in the Texas Panhandle.

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

     Elizabeth F. White. Mrs. White as been a director of the Company since 1985. She graduated from Newcomb College of Tulane University, New Orleans, Louisiana, in 1971. She was employed by Traveler's Insurance Company for five years, where she was resident agent at Houma, Louisiana specializing in investigations in oil exploration and offshore drilling accidents. In 1977, she moved with her family to California and presently resides in Monte Sereno, California with her husband and two children. She has founded, owned and operated a successful business importing and selling European chocolate candy. Since 1981, she has been a computer consultant for children's education and has had several children's programs authored by her published. She has consulted for Apple Computer and has served on the Apple Computer Grant Committee. Mrs. White was a director of a science and computer school located in San Jose, California. Mrs. White was a partner in Empower-Net, a business consulting firm. Presently, Mrs. White is an instructor in AVATAR, a business and personal development program.

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

                             ITEM 11.

                      EXECUTIVE COMPENSATION

REMUNERATION DURING FISCAL YEAR

     During the fiscal year ended March 31, 1997, no officer or director received compensation exceeding $60,000.

     The following table sets forth the compensation paid by the Company during the fiscal year to all officers and directors as a group:


     Name/Position                              Cash Compensation*
     -------------                              ------------------

All officers and directors as
a group (5 persons)                                   $10,797*

     * Consists of $9,000 paid to Fremont Corporation, a corporation of which James Fouts is an officer and principal shareholder, for office use and bookkeeping, secretarial and clerical services; and $1,797 paid in directors' fees.

     The directors are compensated $500 per year for board membership, and are paid $100 per meeting attended, plus expenses. The Company has held only one formal board meeting per year for the past several years.

                             ITEM 12.

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

     The following table shows, as of June 25, 1998, the number of shares of common stock, par value $.01, of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors of the Company as a group:

                                          Amount and Nature of Ownership(1)

                             Sole Voting           Shared
                                and              Voting and            Percent
Name of Person               Investment          Investment              of
    or Group                   Power               Power              Class(1)
--------------               ----------          ----------           --------

Principal Shareholders:
----------------------

Alan E. Fouts(2)(4)          172,080                                  17.48
4002 Bon Aire Drive
Monroe, Louisiana  71203                       12,800(2)               1.30

Donovan B. Fouts(2)(4)       121,250                                  12.32
4002 Bon Aire Drive
Monroe, Louisiana  71203                           0                   0.00

James F. Fouts(2)(4)          43,462                                   4.41
4002 Bon Aire Drive
Monroe, Louisiana  71203                       76,250(3)               7.75

Elizabeth B. Fouts(2)(4)       9,875                                   0.10
4002 Bon Aire Drive
Monroe, Louisiana  71203                       76,250(3)               7.75

Dan Ligino                    104,175                                 10.58
1407 19th Street
East Moline, IL  61244                         43,500(5)               4.42

Elizabeth F. White(2)(4)      147,900                                 15.02
243 Via la Posada
Los Gatos, CA  95030                              0                    0.00

Officers and Directors:
----------------------

James F. Fouts                             ---------------See Above-----------

Elizabeth B. Fouts                         ---------------See Above-----------

Dan Ligino                                  ---------------See Above----------

Elizabeth F. White                          ---------------See Above----------

All officers and directors    305,412                                 31.02
as a group
(4 persons)(3)(4)(5)                          119,750(3)              12.16


     (1) The percentages are calculated based on the number of outstanding shares (1,000,056) of the Company as of the Record Date, after deducting a total of 15,511 shares held by the Company in treasury.

     (2) Alan E. Fouts, Donovan B. Fouts and Elizabeth F. White are the sons and daughter, respectively, of James F. Fouts and Elizabeth Fouts, husband and wife.

     (3) Consists of 76,250 shares owned directly by James F. Fouts and Elizabeth B. Fouts, his wife, in joint tenancy.

     (4) In addition to the beneficial stock ownership of Mr. Fouts and his immediate family, described above, other relatives of Mr. Fouts own the following interests: 12,800 shares owned by a brother; 800 shares owned by a sister; and 38,175 shares owned by a brother-in-law. No agreement or understanding exists with respect to the voting of these shares; however, it is anticipated that they will be voted as Mr. Fouts recommends or that Mr. Fouts will be designated as proxy with respect to the shares.

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

     The Company owns 10,000 shares or approximately 9.9% of the outstanding common stock of Corporacion de La Fonda. James F. Fouts, President, is also a shareholder and director of Corporation de La Fonda. Because of these relationships, any transaction between the Company and this entity cannot be deemed to be at arm's length.
      In September, 1997, the Company granted options to its officers and directors, authorizing each officer and director to purchase up to 15,000 shares of the Company's common stock at an exercise price of $.65 per share. These options expire in September 1999, if not previously exercised. The grant of these options cannot be considered to be result of arms' length negotiations. All unexercised options previously granted to officers and directors, have expired.

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


     During the fiscal year ended March 31, 1998, the Company's President, James F. Fouts, loaned to the Company the sum of $5,000, which was subsequently repaid in full. During the fiscal year ended March 31, 1997, Mr. Fouts, loaned to the Company the sum of $13,000. This loan was repaid, without interest, prior to the end of the fiscal year ended March 31, 1997.

                             PART IV

                             ITEM 14.

             EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The index (table of contents) to the financial statements and schedules appears at page 18.

B.  EXHIBITS:

None.

C.  REPORTS ON FORM 8-K

     During the fiscal year ended March 31, 1998, the Company did not file any reports on Form 8-K.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        REGISTRANT:

                                        AURIC METALS CORPORATION
                                        By /s/ James F. Fouts
                                           -------------------
                                          James F. Fouts, President

Date:  June _____, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ James F. Fouts       Director and President          Date:  June 26, 1998
   ------------------      (Principal Executive Officer)
    James F. Fouts


/s/ Elizabeth B. Fouts   Secretary-Treasurer             Date:  June 26, 1998
----------------------   (Principal Financial Officer)
Elizabeth B. Fouts


/s/ Dan Ligino           Vice President and Director     Date:  June 26, 1998
--------------
   Dan Ligino


/s/ Elizabeth F. White  Vice President and Director      Date:  June 26, 1998
----------------------
Elizabeth F. White


             AURIC METALS CORPORATION AND SUBSIDIARY

                        TABLE OF CONTENTS


Report of Independent Accountants.                           1

     Consolidated Balance Sheets for the years ended
     March 31, 1998 and 1997.                                2

     Statements of Consolidated Income for the years
     ended March 31, 1998, 1997 and 1996                     3

     Statement of Consolidated Stockholders' Equity for
     the years ended March 31, 1998, 1997 and 1996.          4

     Statements of Consolidated Cash Flows for the years
     ended March 31, 1998, 1997 and 1996.                    5

     Notes to Financial Statements.                     6 - 10







<Letterhead of Andersen Andersen & Strong, L.C., 941 East 3300 South, Suite
202, Salt Lake City, Utah 84106, appears here>


                REPORT OF INDEPENDENT ACCOUNTANTS




Shareholders and
Board of Directors
Auric Metals Corporation

     We have audited the accompanying balance sheets of Auric Metals Corporation as of March 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for the years ended March 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auric Metals Corporation as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended March 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

/s/ Andersen Andersen & Strong

Salt Lake City, Utah
June 23, 1998



             AURIC METALS CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND 1997


                                                    1998           1997
                                                    ----           ----
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                         $  264,819     $  26,103
                                                    ----------     ---------
    Total Current Assets                               264,819        26,103
                                                    ----------     ---------
INVESTMENTS:
  Marketable equity securities (Notes 3)                99,500        92,010
  Other investments (Note 3)                           129,224       154,356
                                                    ----------     ---------
                                                       228,724       246,366
                                                    ----------     ---------
PROPERTY AND EQUIPMENT AT COST
  Equipment                                              1,573         1,573
                                                    ----------     ---------
                                                         1,573         1,573
  Accumulated depreciation                              (1,494)       (1,180)
                                                    ----------     ---------
                                                            79           393
                                                    ----------     ---------
                                                    $  493,622     $ 272,862
                                                    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accrued liabilities                               $    1,028     $     649
                                                    ----------     ---------
    Total current liabilities                            1,028           649


STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
   Authorized: 25,000,000 shares
   Issued: 1,000,000 shares
    (including treasury stock)                          10,000        10,000
   Additional paid-in capital                          342,847       342,847
   Unrealized loss on securities
     available for sale (Note 3)                      ( 56,751)     ( 64,241)
   Accumulated earnings (deficit)                      206,473      (  6,418)
   Common stock in treasury at cost
     15,511 shares                                    (  9,975)     (  9,975)
                                                    ----------     ---------
                                                       492,594       272,213
                                                    ----------     ---------
                                                    $  493,622     $ 272,862
                                                    ==========     =========

       The accompanying notes are an integral part of these consolidated financial statements


             AURIC METALS CORPORATION AND SUBSIDIARY
             STATEMENTS OF CONSOLIDATED INCOME (LOSS)
            YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                         1998           1997           1996
                                      ---------       --------       --------
REVENUES:
  Oil and gas sales                  $      407     $      492     $      402
  Mineral royalty                        25,000         25,000         25,000
  Interest income                         4,098             69             79
  Dividends                              10,000         12,600         12,000
                                      ---------       --------       --------
                                         39,505         38,161         37,481
                                      ---------       --------       --------

EXPENSES:
  Loss sulfur mine interest                -              -            15,750
  Mineral exploration                      -             3,614           -
  Mineral claims leasing                  6,639          2,900          2,900
  Valuation allowance, unproved
   property                                -              -            19,443
  Depreciation                              315            314            315
  Legal and accounting                    6,299          5,978          5,234
  Travel and lodging                      7,875          7,124          4,382
  Directors' fees                         1,797          2,396          2,396
  Office expense (Note 5)                 9,000         12,000         12,000
  General and administrative              9,557          7,442          7,702
                                      ---------       --------       --------
                                         41,482         41,768         70,122
                                      ---------       --------       --------

OTHER INCOME (EXPENSE)
  Gain (loss) on sale of securities     214,869           -          (  5,021)
                                      ---------       --------       --------

INCOME (LOSS) BEFORE INCOME TAX         212,892       (  3,607)      ( 37,662)
Provision for taxes on income            69,423           -               -
Tax benefit from loss carryover       (  69,423)          -               -
                                      ---------       --------       --------
NET INCOME (LOSS)                     $ 212,892     $(   3,607)     $( 37,662)
                                      =========     ==========      =========
NET INCOME (LOSS) PER COMMON SHARE    $     .22     $     -         $(    .04)
                                      =========     ==========      =========

NET INCOME (LOSS) PER COMMON SHARE-
  ASSUMING DILUTION                   $     .21     $     -         $(    .04)
                                      =========     ==========      =========

Weighted average number of shares
  outstanding (excluding
  treasury stock)                       984,489        984,489        972,668
                                      =========     ==========      =========
Weighted average number of shares       984,489        984,489        972,668
  Dilutive effect of options             13,442           -              -
                                      ---------     ----------      ---------

Diluted average number of shares        997,931        984,489        972,668
                                      =========     ==========      =========

       The accompanying notes are an integral part of these consolidated financial statements

             AURIC METALS CORPORATION AND SUBSIDIARY
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
            YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                                                                                 Net Unrealized
                                                                                                 Gain (Loss) on
                                                                  Accumulated                    Securities
                                   Stock       Stock     Paid-in  Earnings   Treasury  Tresury   Available
                                   Shares      Amount    Capital  (Deficit)  Shares    Amount    For Sale
                                  ---------   -------   --------  --------   ------   --------  --------

BALANCE MARCH 31, 1995            1,000,000   $10,000   $342,847   $34,851    13,011   $(8,225)  $( 65,672)
 Net loss year ended
  March 31, 1996                       -         -          -      (37,662)     -         -           -
 Net change in unrealized loss on
  securities available for sale        -         -          -          -        -         -       ( 45,594)
 Purchase of treasury stock            -         -          -          -       2,500    (1,750)       -
                                  ---------   -------   --------   --------   ------   --------  --------

BALANCE MARCH 31, 1996            1,000,000    10,000    342,847    ( 2,811)  15,511    (9,975)   (111,266)
 Net loss year ended
  March 31, 1997                       -         -          -       ( 3,607)      -       -           -
 Net change in unrealized gain
  (loss) on securities available
  for sale                             -         -          -          -          -       -         47,025
                                  ---------   -------   --------   --------   ------   --------  --------

BALANCE MARCH 31, 1997            1,000,000   $10,000   $342,847   $( 6,418)  15,511   $(9,975)  $( 64,241)
 Net income year ended
  March 31, 1998                       -         -          -       212,892      -        -           -
 Net change in unrealized loss
  on securities available for sale     -         -          -          -         -        -          7,490
                                  ---------   -------   --------   --------   ------   --------  --------

BALANCE MARCH 31, 1998            1,000,000   $10,000   $342,847   $206,474   15,511   $(9,975)  $ (56,751)
                                  =========   =======   ========   ========   ======   ========  ========



       The accompanying notes are an integral part of these consolidated financial statements

                    AURIC METALS CORPORATION AND SUBSIDIARY
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                   YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                 1998       1997      1996
                                              ---------   --------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                             $ 212,892   $( 3,607) $(37,662)

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Depreciation, depletion, amortization
 and valuation allowance                            314        314    19,758
  Equity in partnership loss                       -          -       12,183
 (Gain) loss on sale of investment securities  (214,869)      -        5,021
   Increase (decrease) in accrued liabilities       379        135     ( 379)
                                              ---------   --------  --------

   Total adjustments                           (214,176)       449    36,583
                                              ---------   --------  --------


   Net cash (used) by operating activities     (  1,284)   ( 3,158)  ( 1,079)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds for sale of investment securities   240,000       -       14,608
                                              ---------   --------  --------
   Net cash provided by investing activities    240,000       -       14,608

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                      -          -      ( 1,750)
   Short-term borrowings                          5,000     13,000      -
   Short-term loan payments                    (  5,000)   (13,000)     -
                                              ---------   --------  --------
   Net cash (used) by financing activities         -          -      ( 1,750)
                                              ---------   --------  --------

 NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                    238,716    ( 3,158)   11,779
 Cash and equivalents, beginning of period       26,103     29,261    17,482
                                              ---------   --------  --------
 Cash and equivalents, end of period            264,819   $ 26,103  $ 29,261
                                              =========   ========  ========




          The accopanying notes are an integral part of these
                       consolidated financial statements







             AURIC METALS CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            YEARS ENDED MARCH 31, 1998, 1997 AND 1996

(1)  Operations:
     ----------

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

     (2)  Significant Accounting Policies:
          -------------------------------

Cash Equivalents:
----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months to be cash equivalents.

Principles of consolidation:
---------------------------

The consolidated financial statements include the accounts of Auric Minerals Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

Investment securities
---------------------

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

Investment in unconsolidated affiliates:
---------------------------------------

Investments in affiliated companies in which ownership is 20% or more are carried at the Company's original cost plus equity in earnings since date of acquisition.

Investments in less than 20% owned affiliates are carried at cost or estimated net realizable amounts, whichever is lower.





(2)  Significant Accounting Policies - continued:
     -------------------------------------------

Mining:
------

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

Depreciation:
------------

Equipment is recorded at cost and depreciated on a straight-line method over a five year estimated useful life.

(3)  Investments consist of the following at March 31, 1998 and 1997:
     ---------------------------------------------------------------

Robbie claims investment
------------------------

The Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James F. Fouts is also an owner of a 25% interest in these claims.

LaFonda investment
------------------

The Company owned, as of March 31, 1998, 10,000 shares of the common stock of Corporacion De La Fonda, Inc., or approximately 10% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $102,648 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have been recognized under the assumption that undistributed earnings would eventually be distributed as dividends, thereby qualifying for dividends-received deductions. If the undistributed earnings are eventually received in taxable transactions other than as dividends, an unrecognized tax of approximately $34,900 under current rates could result. During the current fiscal year, the Company sold 2,000 shares of LaFonda for a gain of $214,869.

(3)  Investments - continued:
     -----------------------

The Company's equity in the underlying net assets of La Fonda exceeds the carrying value of the investment. Since the Company's President, Mr. James F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length.

                                                        1998       1997
                                                        ----       ----

     Robbie claims investment                       $  3,567   $  3,567
     LaFonda investment                              125,657    150,789
                                                    --------   --------

     Other investments                              $129,224   $154,356
                                                    ========   ========

Dynamic Oil Ltd.
----------------

Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At March 31, 1998 and 1997 marketable investments classified as available for sale included the following:
                                           1998          1997
                                           ----          ----

 Dynamic Oil Ltd. shares at cost           $ 156,251     $ 156,251

 Gross unrealized holding loss                56,751        64,241
                                           ---------     ---------
 Dynamic Oil Ltd. at fair value            $  99,500     $  92,010
                                           =========     =========

No sales of Dynamic Oil were made in 1998 or 1997.

(4)  Stock options:
     -------------

Following is a summary of activity under all stock option plans for the threeyear period ended March 31, 1998:

                                          Option Price
                                          ------------
                                    Number of       Per
                                     Shares        Share     Total
                                    --------       -----    -------
Balance at April 1, 1995             48,000        $.60     $28,800
   No activity                         -                       -
                                    --------       -----    -------
Balance at March 31, 1996            48,000                  28,800
   Expired                          (48,000)                (28,800)
                                    --------       -----    -------
Balance at March 31, 1997              -                       -
   Granted                           60,000         .65      39,000
                                    --------       -----    -------
Balance at March 31, 1998            60,000         .65     $39,000
                                    ========       =====    =======

(4)  Stock options - continued:
     -------------------------

The Company has adopted FASB statement No. 123, "accounting for Stock-Based Compensation" as of April 1, 1996. Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion NO. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. In September 1997 the Company granted options to officers and directors permitting each to purchase 15,000 shares at $.65 per share. Options expire in September 1999.Had compensation cost for the Company's stock-based compensation plan (60,000 options granted to officers and directors in 1997) been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                             1998
                                                           --------

Net income                       As reported               $212,892
                                  Pro forma                $182,786

Primary earnings per share       As reported               $    .22
                                  Pro forma                $    .19

Fully diluted earnings per
  Share                          As reported               $    .21
                                  Pro forma                $    .18

The fair value of each option grant is estimated on the date using the BlackScholes option-pricing model, with the following weighted average assumptions used for grants in fiscal year 1998: dividend yield of 0.0%, expected average annual volatility of 102%, average annual risk-free interest rate of 6.0%, and expected lives of three years.

(5)  Related party transactions:
     --------------------------

The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $9,000 were made during the current fiscal year to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment. During the current fiscal year, the Company borrowed $5,000 from its President, Mr. James F. Fouts. The loan was repaid during the same year.

(6)  Federal and state income tax:
     ----------------------------

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At March 31, 1998, the Company had, for federal tax reporting purposes, an operating loss carryforward of approximately $42,000. This carryforward begins to expire in 2010. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

(7)  Commitments and contingencies:
     -----------------------------

The Company is required to pay the Bureau of Land Management $100 annually on 29 leased mining claims for $2,900. Additionally the Company pays Hi-Tech Exploration $3,567 annually for its 1/3 share of 107 leased BLM mining claims. Rates are subject to change and failure to pay results in loss of mining rights. The payments to BLM are in lieu of assessment work which was required previously. The leases are cancelable annually upon notice to lessor.




(8)  Fair values of financial instruments:
     ------------------------------------

The Company estimates that the fair value of all financial instruments at March 31, 1998 and 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.