Form 10KSB
period 1999-03-31
AURIC METALS CORP
filed 1999-07-13
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

             For the fiscal year ended March 31, 1999

                 Commission File Number:  0-6334

                     AURIC METALS CORPORATION
      ------------------------------------------------------
      (Exact name of Registrant as specified in its Charter)

        NEVADA                                  87-0281240
-------------------------------               --------------------
(State or other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

       1475 Terminal Way, Suite E
           Reno, Nevada                             89502
----------------------------------------          ----------
(Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number including Area Code:  (318) 343-4448

                         (Not applicable)
---------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
     Title of Each Class                       on which Registered
     -------------------                       -------------------------
            None                                       None

Securities Registered Pursuant to Section 12(g) of the Act:

                               None
                        ------------------
                         (Title of Class)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [ X ]     No [   ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the bid prices in the over-the-counter market on July 10, 1999, was approximately $140,314.

      As of July 9, 1999, the Registrant had outstanding 1,000,000 shares of its common stock, par value $.01, including a total of 16,511 shares held in the Registrant's treasury.

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

NONE.
-----

                        TABLE OF CONTENTS


                                                                         Page
Item Number and Caption                                                 Number

PART I
------

1.  Business                                                              3

2.  Properties                                                            8

3.  Legal Proceedings                                                     9

4.  Submission of Matters to a Vote of Security
     Holders                                                              9

PART II
-------
5.  Market for Registrant's Common Equity and
     Related Stockholder Matters                                         10

6.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 11

7.  Financial Statements and Supplementary Data                          11

8.  Changes in and Disagreements on Accounting and
     Financial Disclosure                                                11

PART III
--------

9.  Directors and Executive Officers of the Registrant                   12

10. Executive Compensation                                               13

11. Security Ownership of Certain Beneficial Owners
     and Management                                                      14

12. Certain Relationships and Related Transactions                       15

PART IV
-------

13. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K                                                 16

Signatures                                                               17

                              PART I

                        ITEM 1.  BUSINESS

GENERAL/HISTORY

      Auric Metals Corporation (the "Company") is a Nevada Corporation, which holds interests in certain natural resource properties, and a minority interest in a hotel operation in Santa Fe, New Mexico. Over the past several years, the Company has principally been engaged in the acquisition, exploration and development of interests in various natural resource properties, primarily through participation with other parties in natural resource joint ventures or other arrangements. The Company's involvement in natural resource projects over the past few years has decreased, and the Company does not currently have any active natural resource projects.

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

      During the fiscal year ended March 31, 1991, the Company purchased, in a private transaction, a total of 89,600 shares of restricted common stock of Dynamic Oil Limited ("Dynamic"), at an average price of $1.98 per share. Dynamic Oil Limited is a publicly-held British Columbia corporation which is engaged in oil and gas exploration. The Company sold 10,000 shares of Dynamic in 1996. During the fiscal year ended March 31, 1999, the Company purchased 50,000 additional shares of common stock of Dynamic at a price of $62,939.
As of March 31, 1999, the market value of shares of Dynamic held by the Company, was approximately $137,376.

      In addition to its natural resource investments, described above, the Company is a principal shareholder in Corporacion de La Fonda, Inc. ("La Fonda"), a corporation which owns the La Fonda Hotel in Santa Fe, New Mexico. This investment has generated dividend revenues to the Company for the past several years. Dividend revenue from this investment of $20,000 during the past fiscal year, represents a $10,000 increase in dividend revenue from $10,000 in dividend revenue for the 1998 fiscal year, and an increase in dividend revenue in the 1997 fiscal year of of $12,600. During the fiscal year ended March 31, 1998, the Company sold a total of 2,000 shares of its La Fonda shares to the principal shareholders of La Fonda, at a gross sales price of $240,000, for a net gain of $214,869.

     The Company has one wholly-owned subsidiary, Auric Minerals Corporation, a Nevada corporation. All of the assets of the Company, with the exception of the Company's stock in La Fonda, and the Company Oklahoma property interests, are held in Auric Minerals.

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

    USX assigned its sublease to Touchstone Resources Company, which in 1992 assigned the sublease to Newmont Exporation Limited. In August, 1997, the Company agreed to an assignment of the sublease to Great Basin Gold, Inc., and an amendment to said sublease (the "Sublease Amendment"). Under the terms of the Sublease Amendment, the Company and Hillcrest agreed to extend the sublease for up to four 20-year periods commencing on December 31, 1997, provided that the $50,000 annual advance royalty payment is paid for each year for which there are no mining operations on the leased property. For each 20-year renewal period, the annual minimum advance royalty increases $5,000 per year. The parties have also agreed that the production royalty to be paid to the Company based on net smelter returns, is in addition to the advance royalty.

     The Sublease Amendment contemplates a joint venture between Great Basin and Touchstone. The Company is advised that Great Basin will be the operating company in connection with any exporation or development activities on the property.

      In 1992, Newmont Mining Company ("Newmont") acquired the leasehold interest held by the Company in its Ivanho property near Elko, Nevada, covering 85,000 acres. In the past few years, a deep drilling program with drillsites on the Ivanho property, has been conducted. In 1995, Newmont and Cornucopia entered into a joint venture arrangement providing for the joint development of the Ivanho property. The Company does not know when the Company's leased acreage will be developed, or the extent of such development.

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

      The Company has been informed that Great Basin Gold, Inc., has raised up to $3.5 million for a exploration program on the Ivanho property. As a result, the Company anticipates increased exploration on the properties. As indicated below, the Company owns a 25% interest in 107 "Robbie" claims approximately one mile south of the Ivanho property, which have also been
leased to Great Basin Gold, Inc.   To the  Company's knowledge, there was no
significant activity on these claims during the fiscal year ended March 31, 1999. As indicated, the Company cannot predict at this time what further exploration and development, if any, will be undertaken on these properties.

     Tintic Claims

     The Company holds a 50% working interest in eighteen (18) unpatented mining claims located in the Tintic Mining District, near Eureka, Utah. The Company will retain its interest in the claims as long as it makes required annual payments on such claims, which the Company has paid through the fiscal year ended March 31, 1999. Applicable government regulations increased the annual fee for assessment and related work to $200 per claim during the fiscal year ended March 31, 1993. These claims, acquired in 1984, have been held since 1965 by directors and shareholders of the Company.

     During the fiscal year, the Company paid the required lease payment to the Bureau of Land Management, as required in lieu of exploration by drilling. The Company has reduced the number of its claims from 43 to 18, to reduce its annual fees associated with these claims.

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

      During the fiscal year ended March 31, 1999, there was no significant activity on these claims.

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

     Investment in Dynamic Oil Limited

     During the fiscal year ended March 31, 1991, the Company purchased, in two private transactions, a total of 89,600 shares of restricted common stock of Dynamic Oil Limited, an unaffiliated publicly traded British Columbia corporation ("Dynamic"), at a total purchase price of $175,880, or an average cost of $1.98 per share. The Company's holdings in Dynamic represented, at the time of purchase, approximately 1% of the outstanding common stock of Dynamic. The stock was purchased at a price of 15% below the market value of Dynamic common stock on the respective dates of purchase. In connection with these transactions, Auric was granted a warrant with each share of Dynamic purchased, which warrants have expired. During the recent fiscal year ended March 31, 1999, the Company purchased an additional 50,000 shares of Dynamic common stock at a price of $62,939.

     Dynamic is a publicly held corporation incorporated in British Columbia, which is engaged in oil and gas exploration. Auric has been advised that Dynamic is a party to a joint venture agreement with Conoco Oil and British Columbia Gas, providing for the development of a source of gas for Vancouver, Canada. In 1994 and 1995, Dynamic reported that it participated in drilling three successful horizontal oil wells in S.E. Saskatchewan, a new gas well in N.W. Alberta, and doubled its landholdings in the Boundary Bay prospect area of S.W. British Columbia. Dynamic has additionally reported that it has conducted an extensive geochemistry program and successfully obtained permission from the British Columbia government for the drilling of additional
Fraser Delta gas exploration wells in 1995.    In 1994, Dynamic reported that
it purchased an additional 20% interest in its St. Albert 01-30 gas project near Edmonton, Alberta, increasing its interest in the project to 70%.
Dynamic and its joint venture partner have reported a world class well at a depth of 4,000 feet approximately 35 miles from Edmonton. In the second half of 1998, Dynamic reported that, in its continuing efforts to shift its business to natural gas exploration and production, it had constructed pipelines in its St. Albert field to bring three wells into production. In the end of 1998, Dynamic reported up to 11 additional proposed drilling locations in the St. Albert field in the ensuing 12 months.

      During the fiscal year ended March 31, 1996, the Company sold a total of 10,000 shares of Dynamic, at a price of $14,608, or a loss of approximately $5,021. The common stock of Dynamic is quoted on NASDAQ under
the symbol "DYOLF."   As of March 31, 1999, the market value of the common
stock of Dynamic held by the Company, was approximately $137,376.

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

      During the fiscal year, the parties leased the Robbie Claims to Great Basin Gold, Inc., for the sum of $4,000 per year, together with a royalty of 2% of net smelter returns and an obligation by the leaseholder to cover the annual fee to the BLM of $100 per claim, due by September 1 of each year. The Company is entitled to receive one-fourth of the annual payment and one-fourth of the net smelter returns, if any. As indicated, the Company's President, James Fouts, also holds a 25% interest in the Robbie claims.

      La Fonda Investment

      The Company owns a total of 10,000 shares of restricted common stock, or approximately 9.3% of the presently outstanding stock, of Corporation de La Fonda, Inc. ("La Fonda"), a closely-held New Mexico corporation which owns and operates the historic La Fonda Hotel in Santa Fe, New Mexico. During the fiscal year ended March 31, 1998, the Company sold 2,000 shares of La Fonda to La Fonda's principal shareholder, at a price of $120 per share, or an aggregate of $240,000, and realized a gain of $214,869, resulting in the 10,000 shares currently held by the Company.

      The operations of La Fonda have been profitable for the past several years. La Fonda reported net earnings, after taxes, of $1,530,036, $1,209,831, $1,177,393, $1,022,451, and $990,261 for its fiscal years ended
October 31, 1998, 1997, 1996, 1995, and 1994, respectively. Over the past several years, LaFonda has continuously reinvested profits into new improvements to the hotel. Over the past four years, La Fonda has undertaken substantial renovations and improvements to the hotel, including a major addition to the hotel, the installation of security, fire sprinkler and heating and cooling systems, at a cost of several million dollars. In 1991, La Fonda expended approximately $3,000,000 for the construction of a large banquet hall, which has received a considerable amount of recognition and national attention. Similarly, in 1987 and 1988, La Fonda expended in excess of $560,000 to complete a renovation of its hotel rooms. La Fonda has recently completed an expansion at a cost of approximately $5.5 million, and is currently undertaking additional capital expenditures to construct a new
elevator and improve the parking garage.   La Fonda has reported that these
improvements have contributed to the continued operating success of La Fonda.

      During the fiscal years ended March 31, 1999, 1998, 1997, 1996, 1995, 1994, 1993, 1992, 1991 and 1990, the Company earned dividend income from its investment in La Fonda of $20,000, $10,000, $12,600, $12,000, $15,000,
$27,000, $30,000, $6,000, $38,400 and $36,600, respectively.  Although dividends this past year doubled dividends for the year ended March 31, 1998, dividends during the past few years have decreased as a result of La Fonda's reinvestment of profits into improvements in, and expansion of, the hotel.

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

OTHER ACTIVITIES

     In the past several years, all of the Company's oil and gas exploration, development and production has been conducted through various joint ventures in which the Company is a participant. During the fiscal year ended March 31, 1999, the Company did not conduct any exploration activities, did not participate in any exploration activities, and did not incur any expenditures in connection with oil and gas exploration activities.

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

EMPLOYEES

     The Company has no regularly paid employees. The Company paid The Fremont Corp., a corporation of which James Fouts is president and a principal, a total of $15,000 during the fiscal year for secretarial services, office space and clerical services. In addition, the Company has reimbursed James F. Fouts for his expenses incurred on behalf of the Company. In the past, the Company has also engaged the part-time services of others in connection with exploration work conducted on its mining claims.

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

SHARES OF LA FONDA

      The Company is the holder of 10,000 shares or approximately 9.3% of the outstanding common stock of Corporacion de La Fonda, Inc., a corporation which owns the La Fonda Hotel in Santa Fe, New Mexico. (See "ITEM 1 - BUSINESS".)

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

                             PART II

                             ITEM 5.

              MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded in the over-the-counter market. There is currently a very limited trading market for the Company's common stock. The Company's shares of common stock are eligible for quotation on the OTC Bulletin Board under the symbol "AURE" The following sets forth, for the respective periods indicated, the prices of the Company's common stock in the over-the-counter, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions or adjustments, and may not represent actual transactions.




  Quarter Ended                     High Bid          Low Bid
  -------------                     --------          -------
1997 Fiscal Year:

            June 30, 1996          $  0.750           $  0.750

            September 30, 1996        0.750              0.750

            December 31, 1996         0.750              0.750

            March 31, 1997            0.750              0.750

1998 Fiscal Year:

            June 30, 1997          $  0.750           $  0.750

            September 30, 1997        1.000              1.750

            December 31, 1997         0.875              1.750

            March 31, 1998            0.875              0.850

1999 Fiscal Year:

            June 30, 1998          $  1.500           $  0.750

            September 30, 1998        1.500              0.750

            December 31, 1998         1.500              0.750

            March 31, 1999            0.750              0.562

       On July 9, 1999, the high and low bid prices quoted by broker-dealer firms effecting transactions in the Company's common stock, were $1.00 and $.5625, respectively.

       Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

       At July 9, 1999, there were approximately 720 holders of record of the Company's common stock.

                             ITEM 6.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's current assets as of March 31, 1999, of $203,489, represents a decrease in current assets of $61,330, from current assets of $264,819 one year earlier. Such decrease is attributable to the purchase by the Company of 50,000 shares of Dynamic Oil, Ltd., for the sum of $62,939. Total assets as of March 31, 1999, of $473,131, represent a small decrease in total assets of approximately $20,500 from total assets of $493,622 one year earlier, which is attributable to a loss in market value per share of
marketable securities.   As a result, stockholders' equity of $472,641 at
March 31, 1999, represents a decrease in stockholders' equity of almost $20,000, from stockholders' equity of $492,594 at March 31, 1998.

     During the fiscal year ended March 31, 1998, the Company sold a total of 2,000 shares of common stock of La Fonda, resulting in a gain to the Company of $214,869. As a result of the sale of La Fonda shares, resulting in a total of $264,819 in cash as of March 31, 1998, the Company significantly improved its liquidity and capital resources, which has continued through the year ended March 31, 1999. Nevertheless, the Company continues to be very limited in its ability to finance any major developments by the Company. Should the Company decide to become engaged in any exploration activities in the future, any such exploration or development activities would, in all likelihood, require substantial additional financing or the participation of a larger, better-financed company.

RESULTS OF OPERATIONS

      In the fiscal year ended March 31, 1999, the Company had total revenues of $55,478, and expenses of $49,555, resulting in net income of $5,923. In the fiscal year ended March 31, 1998, the Company had gross revenue of $39,505 and expenses of $41,482, resulting in net loss of approximately $2,000, before considering a $214,869 gain realized from the sale of La Fonda stock. The Company's revenue over the past three years has been modest and fairly constant, consisting largely of mineral royalty income of $25,000 per year, and dividend income from the Company's La Fonda shares, ranging from between
$10,000 to $20,000.   Similarly, expenses over the past years, exclusive of
extraordinary items and one-time losses, have remained fairly consistent, of between $35,000 to $49,555.

     During the fiscal years ended March 31, 1999, 1998, 8, 1997, 1996, and 1995, operating revenue from the Company's interest in oil wells in Oklahoma was nominal. The Company received a $25,000 advance royalty payment during the fiscal year on its leased mining claims in Nevada. Dividend income of $20,000 from the Company's investment in La Fonda during the year represents an increase of $10,000 from dividend income for the year ended March 31, 1998, and an increase in dividend income from prior years.

      Management does not believe that the Company's operations have been more adversely impacted by inflation than other similar businesses, although increased expenses have affected the cost of minerals exploration.

                             ITEM 7.

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included beginning at page F-1.

                             ITEM 8.

            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

      During the fiscal year ended March 31, 1999, there has been no disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure as provided in Regulation S-K,
Item 304.

                             PART III

                             ITEM 9.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

LIST AND TERMS OF OFFICE

      The table below sets forth the name, age, and position of each executive officer and director of the Company.

                                                               Officer or
     Name              Age        Position                  Director Since(1)
      ----              ----       --------                  ----------------

James F. Fouts           80        Director, President              1969
                                   and Chief Executive
                                   Officer

Dan Ligino               75        Director and Vice President      1974

Elizabeth F. White       49        Director                         1985(2)

Elizabeth B. Fouts       71        Secretary/Treasurer and          1975(2)
                                   Principal Financial
                                   Officer

---------------------------
     (1) All directors and executive officers serve for a term of one year or until their successors are chosen and qualified.

     (2) James F. Fouts is the father of Elizabeth F. White and the husband of Elizabeth B. Fouts. There are no other family relationships among any of the above-named directors, executive officers, or nominees.

---------------------------

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

                             ITEM 10.

                      EXECUTIVE COMPENSATION

REMUNERATION DURING FISCAL YEAR

     During the fiscal year ended March 31, 1999, no officer or director received compensation exceeding $60,000.

     The following table sets forth the compensation paid by the Company during the fiscal year to all officers and directors as a group:

     Name/Position                         Cash Compensation*
     -------------                         ------------------
All officers and directors as
a group (5 persons)                         $  17,995*

     * Consists of $15,000 paid to Fremont Corp., a corporation of which James Fouts is an officer and principal shareholder, for office use and bookkeeping, secretarial and clerical services; and $2,995 paid in directors' fees.

     The directors are compensated $500 per year for board membership, and are paid $100 per meeting attended, plus expenses.

                             ITEM 11.

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

     The following table shows, as of July 9, 1999, the number of shares of common stock, par value $.01, of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors of the Company as a group:

                                        Amount and Nature of Ownership(1)
                                        ---------------------------------
                                        Sole Voting   Shared Voting   Percent
                                        & Investment  & Investment    Class
Name of Person or Group                 Power         Power           (1)
-----------------------                 -----------   -------------   -------

Principal Shareholders:
-----------------------

Alan E. Fouts (2)(4)
4002 Bon Aire Drive                        188,730                      19.19
Monroe, Louisiana 71203                                 12,800(2)        1.30

Donovan B. Fouts (2)(4)
4002 Bon Aire Drive                        121,750                      12.38
Monroe, Louisiana 71203                                      0           0.00

James F. Fouts (2)(4)
4002 Bon Aire Drive                         41,362                       4.21
Monroe, Louisiana 71203                                 76,250(3)        7.76

Elizabeth B. Fouts (2)(4)
4002 Bon Aire Drive                          9,875                       0.10
Monroe, Louisiana 71203                                 76,250(3)        7.76

Dan Ligino
1407 19th Street                            104,925                     10.59
Easat Moline, IL 61244                                  43,500(5)        4.42

Elizabeth F. White (2)(4)
243 Via la Posada                           134,850                     13.71
Los Gatos, CA 95030                                         0            0.00

Officers and Directors:
----------------------

James F. Fouts                         ---------------See Above---------------

Elizabeth B. Fouts                     ---------------See Above---------------

Dan Ligino                             ---------------See Above---------------

Elizabeth F. White                     ---------------See Above---------------

All officers and directors                  291,012                     29.59
as a group (4 persons)(3)(4)(5)                        119,750(3)       12.17

     (1) The percentages are calculated based on the number of outstanding shares (1,000,056) of the Company as of the Record Date, after deducting a total of 16,511 shares held by the Company in treasury.

     (2) Alan E. Fouts, Donovan B. Fouts and Elizabeth F. White are the sons and daughter, respectively, of James F. Fouts and Elizabeth Fouts, husband and wife.

     (3) Includes 51,237 shares owned by James F. Fouts and Elizabeth B. Fouts, his wife, in joint tenancy.

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

                             ITEM 12.

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

    The Company owns 10,000 shares or approximately 9.3% of the outstanding common stock of Corporacion de La Fonda. James F. Fouts, President, is also a shareholder and director of Corporation de La Fonda. Because of these relationships, any transaction between the Company and this entity cannot be deemed to be at arm's length.

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

                             ITEM 13.

             EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                     AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The index (table of contents) to the financial statements and schedules appears at page 18.

B.  EXHIBITS:

None.

C.  REPORTS ON FORM 8-K

    During the fiscal year ended March 31, 1999, the Company did not file any reports on Form 8-K.

                     AURIC METALS CORPORATION

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           REGISTRANT:
                                           AURIC METALS CORPORATION

                                        By: /s/ James F. Fouts
                                           ----------------------
                                                James F. Fouts, President

Date:  July 9, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ James F. Fouts           Director and President       Date:  July 9, 1999
James F. Fouts          (Principal Executive Officer)


/s/ Elizabeth B. Fouts       Secretary-Treasurer          Date:  July 9, 1999
Elizabeth B. Fouts      (Principal Financial Officer)


/s/ Dan Ligino           Vice President and Director      Date:  July 9, 1999
Dan Ligino

/s/ Elizabeth F. White   Vice President and Director      Date:  July 9, 1999
Elizabeth F. White

<Letterhead of
ANDERSEN ANDERSEN & STRONG, L.C.
--------------------------------
Certified Public Accountants and Business Consultants
941 East 3300 South, Suite 202
Salt Lake City, Utah 84106
Telephone 801-486-0096
Fax 801-486-0098
E-mail KAndersen @msn.com>

                REPORT OF INDEPENDENT ACCOUNTANTS

Shareholders and
Board of Directors
Auric Metals Corporation

     We have audited the accompanying balance sheets of Auric Metals Corporation as of March 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for the years ended March 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Auric Metals Corporation as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended March 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ Andersen Andersen & Strong
Salt Lake City, Utah
June 24, 1999
                                1

 A member of ACF International with affiliated offices worldwide

             AURIC METALS CORPORATION AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND 1998

                                                        1999        1998
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                         $  203,489     $  264,819
                                                    -----------    -----------
    Total Current Assets                               203,489        264,819
                                                    -----------    -----------
INVESTMENTS:
  Marketable equity securities (Notes 3)               137,376         99,500
  Other investments (Note 3)                           129,224        129,224
                                                    -----------    -----------
                                                       266,600        228,724
                                                   -----------    -----------
PROPERTY AND EQUIPMENT AT COST
  Equipment                                              5,375          1,573
                                                    -----------    -----------
                                                         5,375          1,573
  Accumulated depreciation                             ( 2,333)       ( 1,494)
                                                    -----------    -----------
                                                         3,042             79
                                                    -----------    -----------
                                                    $  473,131     $  493,622
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accrued liabilities                               $      490     $    1,028
                                                    -----------    -----------
    Total current liabilities                              490          1,028
                                                    -----------    -----------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
   Authorized: 25,000,000 shares
   Issued: 1,000,000 shares
    (including treasury stock)                          10,000         10,000
   Additional paid-in capital                          342,847        342,847
   Unrealized loss on securities
     available for sale (Note 3)                      ( 81,577)      ( 56,751)
   Accumulated earnings                                212,396        206,473
   Common stock in treasury at cost
     16,511 shares 1999, 15,511 1998                  ( 11,025)       ( 9,975)
                                                    -----------    -----------
                                                       472,641        492,594
                                                    -----------    -----------
                                                    $  473,131     $  493,622
                                                    ===========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.

             AURIC METALS CORPORATION AND SUBSIDIARY
             STATEMENTS OF CONSOLIDATED INCOME (LOSS)
           YEARS ENDED MARCH 31, 1999 AND 1998 AND 1997

                                       1999          1998             1997
                                  -------------   -------------   ------------
REVENUES:
  Oil and gas sales               $        323    $        407    $       492
  Mineral royalty                       25,000          25,000         25,000
  Interest income                       10,155           4,098             69
  Dividends                             20,000          10,000         12,600
                                  -------------   -------------   ------------

                                        55,478          39,505         38,161
                                  -------------   -------------   ------------
EXPENSES:
  Mineral exploration                      284               -          3,614
  Mineral claims leasing                 6,467           6,639          2,900
  Depreciation                             839             315            314
  Legal and accounting                   7,100           6,299          5,978
  Travel and lodging                     7,638           7,875          7,124
  Directors' fees                        2,995           1,797          2,396
  Office expense (Note 5)               15,000           9,000         12,000
  General and administrative             9,232           9,557          7,442
                                  -------------   -------------   ------------
                                        49,555          41,482         41,768
                                  -------------   -------------   ------------
OTHER INCOME
  Gain on sale of securities                -          214,869             -
                                  -------------   -------------   ------------
INCOME (LOSS) BEFORE INCOME TAX          5,923         212,892        ( 3,607)
Provision for taxes on income               -           69,423             -
Tax benefit from loss carryover             -         ( 69,423)            -
                                  -------------   -------------   ------------
NET INCOME (LOSS)                 $      5,923    $    212,892    $   ( 3,607)
                                  =============   =============   ============
NET INCOME (LOSS) PER
 COMMON SHARE                     $        .01    $        .22    $        -
                                  =============   =============   ============
NET INCOME (LOSS) PER COMMON
 SHARE- ASSUMING DILUTION         $        .01    $        .21    $        -
                                  =============   =============   ============
Weighted average number of
  shares outstanding
 (excluding treasury stock)            983,697         984,489        984,489
                                  =============   =============   ============
Weighted average number of shares      983,697         984,489        984,489
  Dilutive effect of options                -           13,442             -
                                  -------------   -------------   ------------
Diluted average number of shares       983,697         997,931        984,489
                                  =============   =============   ============

The accompanying notes are an integral part of these consolidated financial statements

             AURIC METALS CORPORATION AND SUBSIDIARY
         STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                                                    Net
                                                                                                    Unrealized
                                                                                                    Gain (Loss)
                                                                                                    On
                                                                                                    Securities
                                                                  Accumulated                       Available
                                 Stock      Stock      Paid-in    Earnings    Treasury   Treasury   For
                                 Shares     Amount     Capital    (Deficit)   Shares     Amount     Sale        Total
                                 ---------- ---------- ---------- ----------- ---------- ---------- ----------- -----------
BALANCE MARCH 31, 1996            1,000,000 $   10,000 $  342,847 $   (2,812)     15,511 $  (9,975) $ (111,266) $  228,794

 Net loss year ended
   March 31, 1997                       -          -           -      (3,607)         -         -           -       (3,607)

 Net change in unrealized gain
 (loss) on securities available
  for sale                              -          -           -         -            -         -       47,025      47,025
                                 ---------- ---------- ---------- ----------- ---------- ---------- ----------- -----------
BALANCE MARCH 31, 1997            1,000,000     10,000    342,847     (6,419)     15,511    (9,975)    (64,241)    272,212

 Net income year ended
  March 31, 1998                         -          -          -     212,892          -         -           -      212,892

 Net change in unrealized loss on
  securities available for sale          -          -          -          -           -         -        7,490       7,490
                                 ---------- ---------- ---------- ----------- ---------- ---------- ----------- -----------
BALANCE MARCH 31, 1998            1,000,000     10,000    342,847    206,473      15,511    (9,975)    (56,751)    492,594

 Net loss year ended
  March 31, 1999                         -          -          -       5,923          -         -           -        5,923

 Purchase treasury stock                 -          -          -          -        1,000    (1,050)         -       (1,050)

 Net change in unrealized gain
 (loss) on securities available
  for sale                               -          -          -          -           -         -      (24,826)    (24,826)
                                 ---------- ---------- ---------- ----------- ---------- ---------- ----------- -----------
BALANCE MARCH 31, 1999            1,000,000 $   10,000 $  342,847 $  212,396      16,511 $ (11,025) $  (81,577) $  472,641
                                 ========== ========== ========== =========== ========== ========== =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

             AURIC METALS CORPORATION AND SUBSIDIARY
               STATEMENT OF CONSOLIDATED CASH FLOWS
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                            1999          1998        1997
                                      ------------- ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                     $      5,923  $    212,892  $   ( 3,607)
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation, depletion, amortization
   and valuation allowance                     839           314          314
  Equity in partnership loss                    -             -            -
  (Gain) loss on sale of investment
    securities                                  -       (214,869)          -
  Increase (decrease) in accrued
    liabilities                              ( 538)          379          135
                                      ------------- ------------- ------------
  Total adjustments                            301      ( 14,176)         449
                                      ------------- ------------- ------------
  Net cash provided (used) by
   operating activities                      6,224      (  1,284)     ( 3,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities                   (62,702)           -            -
  Proceeds for sale of investment
    securities                                  -        240,000           -
  Purchase of office equipment             ( 3,802)           -            -
                                      ------------- ------------- ------------
  Net cash provided (used) by
   investing activities                    (66,504)      240,000           -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock               ( 1,050)           -            -
  Short-term borrowings                         -          5,000       13,000
  Short-term loan payments                      -       (  5,000)     (13,000)
                                      ------------- ------------- ------------
  Net cash (used) by financing
   activities                              ( 1,050)           -            -
                                      ------------- ------------- ------------
NET INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                          ( 61,330)      238,716      ( 3,158)

Cash and equivalents, beginning
 of period                                 264,819        26,103       29,261
                                      ------------- ------------- ------------
Cash and equivalents, end of period   $    203,489  $    264,819  $    26,103
                                      ============= ============= ============

The accompanying notes are an integral part of these consolidated financial statements

             AURIC METALS CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997


     (1)     Operations:
             -----------

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

     (2)     Significant Accounting Policies:
             -------------------------------
Cash Equivalents:
------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months to be cash equivalents.

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

Investment in unconsolidated affiliates:
----------------------------------------

Investments in affiliated companies in which ownership is 20% or more are carried at the Company's original cost plus equity in earnings since date of acquisition.

Investments in less than 20% owned affiliates are carried at cost or estimated net realizable amounts, whichever is lower.

             AURIC METALS CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997

     (2)     Significant Accounting Policies - continued:
             --------------------------------------------
Mining:
------

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

Depreciation:
------------

Equipment is recorded at cost and depreciated on a straight-line method and declining balance method over a five year estimated useful life.

    (3)   Investments consist of the following at March 31, 1999 and 1998:
          ----------------------------------------------------------------

Robbie claims investment
------------------------

The Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James F. Fouts is also an owner of a 25% interest in these claims.

LaFonda investment
------------------

The Company owned, as of March 31, 1999, 10,000 shares of the common stock of Corporacion De La Fonda, Inc., or approximately 10% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $102,648 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have been recognized under the assumption that undistributed earnings would eventually be distributed as dividends, thereby qualifying for dividends-received deductions. If the undistributed earnings are eventually received in taxable transactions other than as dividends, an unrecognized tax of approximately $34,900 under current rates could result.

The Company's equity in the underlying net assets of La Fonda exceeds the carrying value of the investment. Since the Company's President, Mr. James F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length.

             AURIC METALS CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997


     (3)     Investments - continued:
             ------------------------

                                           1999       1998
                                       --------   --------
     Robbie claims investment          $  3,567   $  3,567
     LaFonda investment                 125,657    125,657
                                       --------   --------
     Other investments                 $129,224   $129,224
                                       ========   ========
Dynamic Oil Ltd.
----------------

Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At March 31, 1999 and 1998 marketable investments classified as available for sale included the following:
                                           1999       1998
                                        --------   --------
 Dynamic Oil Ltd. shares at cost        $218,953   $156,251

 Gross unrealized holding loss            81,577     56,751
                                        --------   --------
 Dynamic Oil Ltd. at fair value         $137,376   $ 99,500
                                        ========   ========

No sales of Dynamic Oil were made in 1999 or 1998.

     (4)  Stock options:
          --------------

Following is a summary of activity under all stock option plans for the three-year period ended March 31, 1999:
                                                          Option Price
                                                          ---------------
                                          Number of       Per
                                          Shares          Share     Total
                                          ------------    --------- ---------
Balance at April 1, 1996                       48,000     $   .60   $ 28,800
   Expired                                    (48,000)               (28,800)
                                          ------------    --------- ---------
Balance at March 31, 1997                           -                     -
   Granted                                     60,000         .65     39,000
                                          ------------    --------- ---------
Balance at March 31, 1998                      60,000         .65     39,000
   No activity                                      -                     -
                                          ------------    --------- ---------
Balance at March 31, 1999                      60,000         .65   $ 39,000
                                          ============    ========= =========

             AURIC METALS CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997


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

                                                                1998
                                                            -------------
Net income                                  As reported     $    212,892
                                            Pro forma       $    182,786

Primary earnings per share                  As reported     $        .22
                                            Pro forma       $        .19

Fully diluted earnings per Share            As reported     $        .21
                                            Pro forma       $        .18


The fair value of each option grant is estimated on the date using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal year 1998: dividend yield of 0.0%, expected average annual volatility of 102%, average annual risk-free interest rate of 6.0%, and expected lives of three years.

     (5)  Related party transactions:
          --------------------------

The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $15,000 were made during the current fiscal year to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment.

             AURIC METALS CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997


     (6)  Federal and state income tax:
          ------------------------------

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At March 31, 1999, the Company had, for federal tax reporting purposes, an operating loss carryforward of approximately $50,363. This carryforward begins to expire in 2011. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

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

     (8)    Fair values of financial instruments:
            -------------------------------------

The Company estimates that the fair value of all financial instruments at March 31, 1999 and 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets.
                               F-10