Form 10KSB/A
period 1999-03-31
AURIC METALS CORP
filed 1999-09-15
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-KSB/A

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
                                      ============= ============= ============

The accompanying notes are an integral part of these consolidated financial statements

             AURIC METALS CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997


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

(2)  Significant Accounting Policies:
    ---------------------------------

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

Mining:
-------

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

Depreciation:
-------------

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

LaFonda investment
-------------------

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

Since the Company's President, Mr. James F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length

                                    1999       1998
                                 ---------  ---------
     Robbie claims investment    $  3,567   $  3,567
     LaFonda investment           125,657    125,657
                                 --------   ---------
     Other investments           $129,224   $129,224
                                 =========  =========

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
                                           1999       1998
                                           -----     ------
 Dynamic Oil Ltd. shares at cost        $218,953   $156,251

 Gross unrealized holding loss            81,577     56,751
                                       ----------  ---------
 Dynamic Oil Ltd. at fair value         $137,376   $ 99,500
                                       ========== ===========

No sales of Dynamic Oil were made in 1999 or 1998.

             AURIC METALS CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997

     (4)  Stock options:
          --------------
Following is a summary of activity under all stock option plans for the three-year period ended March 31, 1999:

                                                         Option Price
                                                      -------------------
                                       Number of      Per
                                       Shares         Share     Total
                                       ------------  -------- ---------
Balance at April 1, 1996                 48,000       $.60     $28,800
   Expired                              (48,000)               (28,800)
                                       ------------           ---------
Balance at March 31, 1997                     -                    -
   Granted                               60,000        .65      39,000
                                      -------------           ----------
Balance at March 31, 1998                60,000        .65      39,000
   No activity                                -                    -
                                      -------------           -----------
Balance at March 31, 1999                60,000        .65     $39,000

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

                                                         1998
                                                     --------------
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

             AURIC METALS CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997


     (4)     Stock options - continued:
             -------------------------
The fair value of each option grant is estimated on the date using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal year 1998: dividend yield of 0.0%, expected average annual volatility of 102%, average annual risk-free interest rate of 6.0%, and expected lives of three years.

     (5)  Related party transactions:
          ---------------------------

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

     (6)  Federal and state income tax:
          -----------------------------

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


     (7)  Commitments and contingencies:
          ------------------------------

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

             AURIC METALS CORPORATION AND SUBSIDIARY
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
            YEARS ENDED MARCH 31, 1999, 1998 AND 1997


     (8)  Fair values of financial instruments:
          ------------------------------------

The amount reported in the financial statements for cash and cash equivalents, marketable securities, and accrued liabilities approximates fair market value. Fair market value of marketable securities was estimated using quoted market prices. For the investment without quoted market prices, it was not possible to estimate fair value without incurring significant costs. Additional information is included in the footnote for the investment without fair value disclosure.

                    December 31, 1999          December 31, 1998
                    -----------------         -------------------
                    Carrying      Fair       Carrying      Fair
                    Amount        Value      Amount        Value
                    ----------- ----------   ---------- ------------
Assets:
--------
Cash and cash
 equivalents        $ 203,489    $ 203,489   $  264,819 $  264,819
Marketable
 securities           137,376      137,376       99,500     99,500
Other investments:
Investment for
 which it is not
 practicable to
 determine fair
 market value         125,657        --         125,657        --
Other investment        3,567        3,567        3,567     3,567

Liabilities:
-------------
 Accrued liabilities      490          490        1,028     1,028

The carrying amounts reported in the summary table, above, are shown in the balance sheets using the same account titles and carrying amounts.

The fair value of a ten percent investment in common stock on an untraded company (Corporacion De La Fonda, Inc.) is not disclosed, because it was not practicable to estimate the fair value. The untraded company had net earnings for the fiscal year ended October 31, 1998 of $1,530,036 and stockholder's equity as of October 31, 1998 $11,008,007. The Company has received dividends averaging $1.16 per share over the last five years.

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

Date: September 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ James F. Fouts           Director and President      Date: Sept. 15, 1999
James F. Fouts              (Principal Executive Officer)


/s/ Elizabeth B Fouts      Secretary-Treasurer          Date: Sept. 15, 1999
Elizabeth B. Fouts        (Principal Financial Officer)


/s/ Dan Ligino           Vice President and Director      Date: Sept. 15, 199
Dan Ligino

/s/ Elizabeth F. White   Vice President and Director      Date: Sept. 15, 1999
Elizabeth F. White