Form 10QSB
period 1998-12-31
AURIC METALS CORP
filed 1999-12-08
CIK 8497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
__________________________________________________________________

(Mark one)

   XX             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  _______         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998

  _______         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

______________________________________________________________________________

                 Commission File Number: 0-6334

                     AURIC METALS CORPORATION
          --------------------------------------------
(Exact Name of small business issuer as specified in its charter)

         Nevada                             87-0281240
-------------------------                ----------------------
(State of Incorporation)                (IRS Employer ID Number)


          1475 Terminal Way, Suite E, Reno, Nevada 89502
         -----------------------------------------------
             (Address of principal executive offices)

                          (318) 343-4448
                     -----------------------
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO ___


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     983,489 shares as of December 31, 1998, not including a total of 16,511 shares held in treasury.

Transitional Small Business Disclosure Format (check one): YES_____   NO   XX

                     AURIC METALS CORPORATION

       Form 10-QSB for the Quarter ended December 31, 1998

                        Table of Contents

Part I - Financial Information                                           Page

     Item 1.  Financial Statements                                          3

     Item 2.  Management's Discussion and Analysis or Plan of Operation    11


Part II - Other Information

     Item 1.  Legal Proceedings                                            12

     Item 2.  Changes in Securities                                        12

     Item 3.  Defaults Upon Senior Securities                              12

     Item 4.  Submission of Matters to a Vote of Security Holders          12

     Item 5.  Other Information                                            12

     Item 6.  Exhibits and Reports on Form 8-K                             12

Signatures                                                                 13

             AURIC METALS CORPORATION AND SUBSIDIARY
                          BALANCE SHEETS
               December 31, 1998 and March 31, 1998

                                                   Unaudited     Audited
                                                     Dec. 31,    March 31
                                                      1998       1998
                                                   ------------- -------------
                              ASSETS
                             -------
CURRENT ASSETS:
  Cash and cash equivalents                        $    179,329  $    264,819
                                                   ------------- -------------
    Total Current Assets                                179,329       264,819
                                                   ------------- -------------
INVESTMENTS:
  Marketable equity securities (Notes 3)                129,953        99,500
  Other investments (Note 3)                            129,224       129,224
                                                   ------------- -------------
                                                        259,177       228,724
                                                   ------------- -------------
PROPERTY AND EQUIPMENT AT COST
  Equipment                                               5,378         1,573
                                                   ------------- -------------
                                                          5,378         1,573
  Accumulated depreciation                             (  2,124)     (  1,494)
                                                   ------------- -------------
                                                          3,254            79
                                                   ------------- -------------
                                                   $    441,760  $    493,622
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
  Accrued liabilities                              $          -  $      1,028
                                                   ------------- -------------
    Total current liabilities                                 -         1,028
                                                   ------------- -------------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
   Authorized: 25,000,000 shares
   Issued: 1,000,000 shares
    (including treasury stock)                           10,000        10,000
   Additional paid-in capital                           342,847       342,847
   Unrealized loss on securities
     available for sale (Note 3)                       ( 89,000)     ( 56,751)
   Accumulated earnings                                 188,938       206,473
   Common stock in treasury at cost
     16,511 shares 1998, 15,511 1997                   ( 11,025)     (  9,975)
                                                   ------------- -------------
                                                        441,760       492,594
                                                   ------------- -------------
                                                   $    441,760  $    493,622
                                                   ============= =============

       The accompanying notes are an integral part of these consolidated financial statements.

             AURIC METALS CORPORATION AND SUBSIDIARY
             STATEMENTS OF CONSOLIDATED INCOME (LOSS)
      For the Three Months Ended December 31, 1998 and 1997
       For the Nine Months Ended December 31, 1998 and 1997

                           Three        Three        Nine         Nine
                           Months       Months       Months       Months
                           1998         1997         1998         1997
                           ------------ ------------ ------------ ------------
REVENUES:
  Oil and gas sales        $         -  $         -  $       323  $       407
  Mineral royalty                    -       25,000            -       25,000
  Interest income                3,081        1,002        6,786        3,006
  Dividends                          -       10,000       20,000       10,000
                           ------------ ------------ ------------ ------------
                                 3,081       36,002       27,109       38,413
                           ------------ ------------ ------------ ------------
EXPENSES:
  Mineral exploration                -            -          284            -
  Mineral claims leasing             -            -        6,467        6,639
  Depreciation                     210           79          629          236
  Legal and accounting           1,616          540        7,100        5,887
  Travel and lodging                 -            -        7,638        8,029
  Directors' fees                    -            -        2,995        1,797
  Office expense (Note 5)        2,000        4,000       11,000        6,000
  General and administrative       643        2,886        8,532        8,200
                           ------------ ------------ ------------ ------------
                                 4,469        7,505       44,645       36,788
                           ------------ ------------ ------------ ------------
OTHER INCOME
  Gain on sale of
    securities                       -            -            -      214,869
  Provision for taxes
    on income                        -            -            -       69,423
  Tax benefit from loss
    carryover                        -            -            -     ( 69,423)
                           ------------ ------------ ------------ ------------
INCOME (LOSS)                  ( 1,388)     (28,497)    ( 17,536)     216,494
                           ============ ============ ============ ============
NET INCOME (LOSS) PER
COMMON SHARE               $         -  $   (   .03) $   (   .02) $       .22
                           ============ ============ ============ ============
NET INCOME (LOSS) PER
 COMMON SHARE- ASSUMING
 DILUTION                  $         -  $         -  $         -  $       .22
                           ============ ============ ============ ============
Weighted average number of
 shares outstanding
 (excluding treasury stock)    983,489      984,489      983,820      984,489
                           ============ ============ ============ ============
Weighted average number of
  shares                       983,489      984,489      983,820      984,489

 Dilutive effect of options          -            -            -       13,442
                           ------------ ------------ ------------ ------------
Diluted average number
  of shares                    984,489      984,489      983,489      997,931
                           ============ ============ ============ ============

The accompanying notes are an integral part of these consolidated financial statements

             AURIC METALS CORPORATION AND SUBSIDIARY
              STATEMENTS OF CONSOLIDATED CASH FLOWS
           Nine Months Ended December 31, 1998 and 1997

                                                     Dec. 31,     Dec. 31,
                                                       1998         1997
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                 $   ( 17,536) $    216,494

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, depletion, amortization
   and valuation allowance                                 629           236
  (Gain on sale of investment securities                     -       214,869
  Increase (decrease) in accrued liabilities          (  1,028)     (    649)
                                                  ------------- -------------
  Total adjustments                                     (  399)     (215,282)
                                                  ------------- -------------
  Net cash provided (used) by operating activities    ( 17,935)        1,212

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment securities               -        234,000
  Purchase of securities and other investments        ( 62,703)            -
  Purchase of office equipment                        (  3,802)            -
                                                  ------------- -------------
  Net cash provided (used) by investing activities    ( 66,505)      234,000

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                          (  1,050)            -
                                                  ------------- -------------
  Net cash (used) by financing activities             (  1,050)            -
                                                  ------------- -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       ( 85,490)      235,212
Cash and equivalents, beginning of period              264,819        26,103
                                                  ------------- -------------
Cash and equivalents, end of period               $    179,329  $    261,315
                                                  ============= =============

      The accompanying notes are an integral part of these consolidated financial statements

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998

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

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998


Depreciation:

     Equipment is recorded at cost and depreciated on a straight-line method over a five year estimated useful life.

(3)     Investments consist of the following at December 31, 1998  and March
31, 1998:

Robbie claims investment

     The Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James F. Fouts is also an owner of a 25% interest in these claims.

LaFonda investment

     The Company owned, as of December 31, 1998, 10,000 shares of the common stock of Corporacion De La Fonda, Inc., or approximately 10% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $102,648 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have been recognized under the assumption that undistributed earnings would eventually be distributed as dividends, thereby qualifying for dividends-received deductions. If the undistributed earnings are eventually received in taxable transactions other than as dividends, an unrecognized tax of approximately $34,900 under current rates could result.

     The Company's equity in the underlying net assets of La Fonda exceeds the carrying value of the investment. Since the Company's President, Mr. James F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length.

                                   December 31, 1998   March 31, 1998
                                   -----------------   ---------------
Robbie claims investment           $          3,567    $        3,567

LaFonda investment                          125,657           150,789
                                   -----------------   ---------------
Other investments                  $        129,224    $      154,356
                                   =================   ===============

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998

Dynamic Oil Ltd.

     Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At December 31, 1998 and March 31, 1998 marketable investments classified as available for sale included the following:


                                      December 31, 1998    March 31, 1998
                                      -----------------    -----------------
Dynamic Oil Ltd. shares at cost       $        218,953     $       156,251

Gross unrealized holding loss                   89,000              56,751
                                      -----------------    -----------------
Dynamic Oil Ltd. at fair value        $        129,953     $        99,500
                                      =================    =================

No sales of Dynamic Oil were made in 1998.

(4)     Stock options:

     Following is a summary of activity under all stock option plans for the three-year period ended December 31, 1998:

                                                      Option Price
                                                       ---------------------
                                       Number of       Per
                                       Shares          Share     Total
                                       -------------   --------  ------------
Balance at April 1, 1995                     48,000    $  0.60   $    28,800

    No Activity                                   -                        -
                                       -------------             ------------
Balance at March 31, 1996                    48,000                   28,800

    Expired                                 (48,000)                 (28,800)
                                       -------------             ------------
Balance at March 31, 1997                         -                        -

    Granted                                  60,000       0.65        39,000
                                       -------------             ------------
Balance at March 31, 1998                    60,000       0.65        39,000

    No activity                                   -                        -
                                       -------------             ------------
Balance at December, 1998                    60,000       0.65   $    39,000
                                       =============             ============

The Company has adopted FASB statement No. 123, "accounting for Stock-Based Compensation" as of April 1, 1996. Statement 123 allows for the Company to account for its stock option plans

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998

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


                                          Nine Months Ended
                                          December 31, 1998
                                          -----------------
Net Income            As reported         $     216,494

                      Pro forma                 186,388


Primary earnings
per share             As reported         $        0.22

                      Pro forma           $        0.19

Fully diluted
earnings per Share    As reported         $        0.22

                      Pro forma           $        0.19


The fair value of each option grant is estimated on the date using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal year 1998: dividend yield of 0.0%, expected average annual volatility of 102%, average annual risk-free interest rate of 6.0%, and expected lives of three years.

(5)     Related party transactions:

     The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $11,000 were made during the nine months ended December 31, 1998 to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment.

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

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998


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


                                 December 31, 1998       March 31, 1998
                           ------------------------- -------------------------
                           Carrying     Fair         Carrying     Fair
                           Amount       Value        Amount       Value
                           ------------ ------------ ------------ ------------
Assets:
Cash and cash
 equivalents               $   203,489  $   203,489  $   264,819  $   264,819

Marketable
 securities                    137,376      137,376       99,500       99,500

Other investments:

Investment for
 which it is not
 practicable to
 determine fair
 market value                  125,657            -      125,657            -

Other investment                 3,567        3,567        3,567        3,567

Liabilities:

Accrued liabilities                490          490        1,028        1,028


The carrying amounts reported in the summary table, above, are shown in the balance sheets using the same account titles and carrying amounts.

     The fair value of a ten percent investment in common stock on an untraded company (Corporacion De La Fonda, Inc.) is not disclosed, because it was not practicable to estimate the fair value. The untraded company had net earnings for the fiscal year ended October 31, 1998 of $1,530,036 and stockholder's equity as of October 31, 1998 of $11,008,007. The Company has received dividends averaging $1.16 per share over the last five years.

                         Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)     Caution Regarding Forward-Looking Information

     This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)     Results of Operations

     Auric Metals Corporation (the "Company") is a Nevada Corporation, which holds interests in certain natural resource properties, and a minority interest in a corporation which owns a hotel operation in Santa Fe, New Mexico. Over the past several years, the Company has principally been engaged in the acquisition, exploration and development of interests in various natural resource properties, primarily through participation with other parties in natural resource joint ventures or other arrangements. The Company's involvement in natural resource projects over the past few years has decreased, and the Company does not currently have any active natural resource projects.

     The Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net sales, revenues, or income
from continuing operations.   There have been no events which have caused
material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

     During the preceding year, the Company has not experienced any material changes in results of operation. For the three months ended December 31, 1998 and 1997, the Company had revenues of $3,081 and $36,002, respectively, expenses of $4,469 and $7,505, respectively, resulting in a net loss of $1,388 and $28,497, respectively. For the nine months ended December 31, 1998, the Company had revenues of $27,109, and expenses of $44,645, resulting in a net loss of $17,536.

(3)     Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At December 31, 1998, the Company had total assets of
$441,760, no current liabilities,  and stockholders' equity of $441,760.   As
of the year ended March 31, 1998, the Company had total assets of $493,622, total current liabilities of $1,028, and stockholders' equity of $492,594. Current assets as of December 31, 1998, consist of cash and cash equivalents in the amount of $179,329; marketable equity securities and other investments in the amount of $259,177; and equipment in the amount of $3,254.

     The Company is currently seeking a suitable opportunity or opportunities in the natural resource areas, or some other industry. As indicated, the Company believes it has adequate capital and liquidity at the present time, unless the Company should enter into a transaction requiring substantial capital.

     Part II - Other Information

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 1998, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AURIC METALS CORPORATION



December 3, 1999             /s/ James F. Fouts
                             ----------------------
                              James F. Fouts
                              President and Principal Executive Officer

                              AURIC METALS CORPORATION



December 3, 1999              /s/ Elizabeth B. Fouts
                              -----------------------
                              Elizabeth B. Fouts
                              Secretary/Treasurer