Form 10QSB
period 1999-06-30
AURIC METALS CORP
filed 1999-12-08
CIK 8497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
__________________________________________________________________

  (Mark one)

     XX           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   ______         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

   _______        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

______________________________________________________________________________

                 Commission File Number: 0-6334

                     AURIC METALS CORPORATION
(Exact Name of small business issuer as specified in its charter)

         Nevada                             87-0281240
------------------------------       -------------------------
(State of Incorporation)             (IRS Employer ID Number)


          1475 Terminal Way, Suite E, Reno, Nevada 89502
      ------------------------------------------------------
             (Address of principal executive offices)

                          (318) 343-4448
                 -------------------------------
                   (Issuer's telephone number)


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

     983,489 shares as of June 30, 1999, not including a total of 18,691 shares held in treasury.

Transitional Small Business Disclosure Format (check one):  YES     NO   XX

                     AURIC METALS CORPORATION

         Form 10-QSB for the Quarter ended June 30, 1999

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

             AURIC METALS CORPORATION AND SUBSIDIARY
                          BALANCE SHEETS
                 June 30, 1999 AND March 31, 1999

                                                     June 30,     March 31,
                                                      1999         1999
                                                  ------------- -------------
                                                   (Unaudited)    (Audited)
                              ASSETS
                              ------

CURRENT ASSETS:
  Cash and cash equivalents                       $    206,198  $     203,489
                                                  ------------- -------------
    Total Current Assets                               206,198        203,489
                                                  ------------- -------------
INVESTMENTS:
  Marketable equity securities (Notes 3)               162,000        137,376
  Other investments (Note 3)                           129,224        129,224
                                                  ------------- -------------
                                                       291,224        266,600
                                                  ------------- -------------
PROPERTY AND EQUIPMENT AT COST
  Equipment                                              5,375          5,375
                                                  ------------- -------------
                                                         5,375          5,375
  Accumulated depreciation                            (  2,633)      (  2,333)
                                                  ------------- -------------
                                                         2,742          3,042
                                                  ------------- -------------
                                                  $    500,164  $     473,131
                                                  ============= ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
CURRENT LIABILITIES:
  Accrued liabilities                             $      1,000   $        490
                                                  ------------- -------------
    Total current liabilities                            1,000            490
                                                  ------------- -------------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
   Authorized: 25,000,000 shares
   Issued: 1,000,000 shares
    (including treasury stock)                          10,000         10,000
   Additional paid-in capital                          342,847        342,847
   Unrealized loss on securities
     available for sale (Note 3)                      ( 56,953)      ( 81,577)
   Accumulated earnings                                216,475        212,396
   Common stock in treasury at cost
     18,691 shares June 30, 1999,
     16,511 March 31, 1999                            ( 13,205)      ( 11,025)
                                                  ------------- -------------
                                                       499,164        472,641
                                                  ------------- -------------
                                                  $    500,164  $     473,131
                                                  ============= ==============

       The accompanying notes are an integral part of these consolidated financial statements

             AURIC METALS CORPORATION AND SUBSIDIARY
                STATEMENTS OF CONSOLIDATED INCOME
        For The Three Months Ended June 30, 1999 and 1998


                                                   Three          Three
                                                   Months         Months
                                                   1999           1998
                                                   ------------- ------------
REVENUES:
  Oil and gas sales                                $         -   $       323
  Mineral royalty                                            -            -
  Mineral lease                                              -            -
  Interest income                                         2,078          995
  Dividends                                              10,000       10,000
                                                   ------------- ------------
                                                         12,078       11,318
                                                   ------------- ------------
EXPENSES:
  Mineral exploration                                        -            -
  Mineral claims leasing                                  2,900        2,900
  Depreciation                                              300          210
  Legal and accounting                                    1,500        1,500
  Travel and lodging                                         -            -
  Directors' fees                                            -            -
  Office expense (Note 5)                                 3,000        2,000
  General and administrative                                298        1,979
                                                   ------------- ------------
                                                          7,998        8,589
                                                   ------------- ------------
NET INCOME                                                4,080        2,729
                                                   ============= ============
NET INCOME PER COMMON SHARE                        $         -   $        -
                                                   ============= ============
NET INCOME PER COMMON SHARE-
  ASSUMING DILUTION                                $         -   $        -
                                                   ============= ============
Weighted average number of shares
  outstanding (excluding treasury stock)                983,489      984,489
                                                   ============= ============
Weighted average number of shares                       983,489      984,489
  Dilutive effect of options                             13,442       13,442
                                                   ------------- ------------
Diluted average number of shares                        996,931      997,933
                                                   ============= ============

       The accompanying notes are an integral part of these
                consolidated financial statements.
                                4

             AURIC METALS CORPORATION AND SUBSIDIARY
              STATEMENTS OF CONSOLIDATED CASH FLOWS
            Three Months Ended June 30, 1999 and 1998


                                                   June 30,      June 30,
                                                   1999          1998
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $      4,079  $      2,729

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, depletion, amortization
   and valuation allowance                                 300           210
  Increase (decrease) in accrued liabilities               510      (  1,028)
                                                  ------------- -------------
  Total adjustments                                        810      (    818)
                                                  ------------- -------------
  Net cash provided by operating activities              4,889         1,911

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                          (  2,180)     (  1,050)
                                                  ------------- -------------
  Net cash (used) by financing activities             (  2,180)     (  1,050)
                                                  ------------- -------------

NET INCREASE IN CASH AND EQUIVALENTS                     2,709           861
Cash and equivalents, beginning of period              203,489       264,819
                                                  ------------- -------------
Cash and equivalents, end of period               $    206,198  $    265,680
                                                  ============= =============


      The accompanying notes are an integral part of these
                consolidated financial statements.
                                5

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999

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

     Investments in less than 20% owned affiliates are carried at cost or estimated net realizable amounts, whichever is lower

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

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999

Depreciation:

     Equipment is recorded at cost and depreciated on a straight-line method and declining balance method over a five year estimated useful life.

(3) Investments consist of the following at June 30, 1999 and March 31, 1999:

Robbie claims investment

     The Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James F. Fouts is also an owner of a 25% interest in these claims.

LaFonda investment

     The Company owned, as of June 30, 1999, 10,000 shares of the common stock of Corporacion De La Fonda, Inc., or approximately 10% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $102,648 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have been recognized under the assumption that undistributed earnings would eventually be distributed as dividends, thereby qualifying for dividends-received deductions. If the undistributed earnings are eventually received in taxable transactions other than as dividends, an unrecognized tax of approximately $34,900 under current rates could result.

     Since the Company's President, Mr. James F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length

                                      June 30, 1999  March 31, 1999
                                      -------------  --------------

Robbie claims investment              $      3,567   $       3,567

LaFonda investment                         125,657         125,657
                                      -------------  --------------
Other investments                     $    129,224   $     129,224
                                      =============  ==============

Dynamic Oil Ltd.

     Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At June 30, 1999 and March 31,1999 marketable investments classified as available for sale included the following:

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999




                                     June 30, 1999  March 31, 1998
                                     -------------- ---------------
Dynamic Oil Ltd. shares at cost      $     218,953  $      218,953

Gross unrealized holding loss               56,953          81,577
                                     -------------- ---------------
Dynamic Oil Ltd. at fair value       $     162,000  $      137,376
                                     ============== ===============


     No sales of Dynamic Oil were made in 1999.

(4)     Stock options:

     Following is a summary of activity under all stock option plans for the period ended June 30, 1999:


                                                       Option Price
                                                       ---------------------
                                         Number of      Per
                                         Shares         Share     Total
                                        ------------   --------- ------------
Balance at April 1, 1996                     48,000     $   0.60  $   28,800

    Expired                                 (48,000)                 (28,800)
                                        ------------             ------------
Balance at March 31, 1997                        -                        -

    Granted                                  60,000         0.65      39,000
                                        ------------             ------------
Balance at March 31, 1998                    60,000         0.65      39,000

    No activity                                  -                        -
                                        ------------             ------------
Balance at March 31, 1999                    60,000         0.65      39,000

    No activity                                  -                        -
                                        ------------             ------------
Balance at June 30, 1999                     60,000         0.65 $    39,000
                                        ============             ============

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

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999


                                                        1998
                                                     -------------
Net Income                         As reported       $     212,892

                                   Pro forma               182,786

Primary earnings per share         As reported       $        0.22

                                   Pro forma         $        0.19

Fully diluted earnings per Share   As reported       $        0.21

                                   Pro forma         $        0.18


     The fair value of each option grant is estimated on the date using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in fiscal year 1998: dividend yield of 0.0%, expected average annual volatility of 102%, average annual risk-free interest rate of 6.0%, and expected lives of three years.

(5)     Related party transactions:

     The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $3,000 were made during the three months ended June 30, 1999 to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment.

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

             AURIC METALS CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1999


 prices, it was not possible to estimate fair value without incurring significant costs. Additional information is included in the footnote for the investment without fair value disclosure.


                                      June 30, 1999        March 31, 1999
                                     ------------------- -------------------
                                 Carrying    Fair       Carrying   Fair
                                 Amount      Value      Amount     Value
Assets:
--------

Cash and cash
 equivalents                     $ 206,198   $ 206,198  $ 203,489  $  203,489

Marketable
 securities                        162,000     162,000    137,376     137,376

Other investments:

Investment for
 which it is not
 practicable to
 determine fair
 market value                      125,657          -     125,657          -

Other investment                     3,567       3,567      3,567       3,567

Liabilities:
------------

Accrued liabilities                  1,000       1,000        490         490


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

     For the three months ended June 30, 1999 and 1998, the Company had revenues of $12,078 and $11,318, respectively, expenses of $7,998 and $8,589, respectively, resulting in a net income of $4,080 and $2,729, respectively. During the fiscal year ended March 31, 1999, the Company had revenues of $55,478, expenses of $49,555, resulting in a net loss of $5,923.

(3)     Liquidity and Capital Resources

     At June 30, 1999, the Company had total assets of $500,164, total current liabilities of $1,000, and stockholders' equity of $499,164, which represents an increase of $26,523, in stockholders' equity, an increase in total assets of $27,033, and an increase in total current liabilities of $510, from the
fiscal year ended March 31, 1999.   Current assets as of June 30, 1999 consist
of cash and cash equivalents in the amount of $206,198; marketable equity securities and other investments in the amount of $291,224; and equipment in the amount of $2,742.

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

     None.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended June 30, 1999, the Company held no regularly scheduled, called no special meetings of shareholders, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AURIC METALS CORPORATION



December 3, 1999              /s/ James F. Fouts
                              ---------------------------------------
                              James F. Fouts
                              President and Principal Executive Officer

                              AURIC METALS CORPORATION



December 3, 1999              /s/ Elizabeth B. Fouts
                              ----------------------------------------
                              Elizabeth B. Fouts
                              Secretary/Treasurer