Form 10QSB
period 1999-09-30
AURIC METALS CORP
filed 1999-12-08
CIK 8497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark one)

     XX           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 _________        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

 _______          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

______________________________________________________________________________

                 Commission File Number: 0-6334

                     AURIC METALS CORPORATION
          ----------------------------------------------
(Exact Name of small business issuer as specified in its charter)

         Nevada                                  87-0281240
  -----------------------                  -----------------------
(State of Incorporation)                  (IRS Employer ID Number)

          1475 Terminal Way, Suite E, Reno, Nevada 89502
        -------------------------------------------------
             (Address of principal executive offices)

                          (318) 343-4448
                   ---------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XX NO___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

    981,309 shares as of September 30, 1999, not including a total of 18,691 shares held in treasury.

Transitional Small Business Disclosure Format (check one): YES_____   NO  XX

                     AURIC METALS CORPORATION

       Form 10-QSB for the Quarter ended September 30, 1999

                        Table of Contents


Part I - Financial Information                                           Page

     Item 1.  Financial Statements                                          3

     Item 2.  Management's Discussion and Analysis or Plan of Operation    10


Part II - Other Information

     Item 1.  Legal Proceedings                                            11

     Item 2.  Changes in Securities                                        11

     Item 3.  Defaults Upon Senior Securities                              11

     Item 4.  Submission of Matters to a Vote of Security Holders          11

     Item 5.  Other Information                                            11

     Item 6.  Exhibits and Reports on Form 8-K                             11

Signatures                                                                 12

             AURIC METALS CORPORATION AND SUBSIDIARY
                          BALANCE SHEETS
              September 30, 1999 and March 31, 1999


                                                    Sept. 30,    March 31,
                                                    1999         1999
                                                   ------------- -------------
                                                   (Unaudited)    (Audited)
                              ASSETS
                             -------
CURRENT ASSETS:
  Cash and cash equivalents                        $    131,446  $    203,489
                                                   ------------- -------------
    Total Current Assets                                131,446       203,489
                                                   ------------- -------------
INVESTMENTS:
  Marketable equity securities (Notes 3)                188,198       137,376
  Other investments (Note 3)                            150,824       129,224
                                                   ------------- -------------
                                                        339,022       266,600
                                                   ------------- -------------
PROPERTY AND EQUIPMENT AT COST
  Equipment                                               5,375         5,375
                                                   ------------- -------------
                                                          5,375         5,375
  Accumulated depreciation                             (  2,933)     (  2,333)
                                                   ------------- -------------
                                                          2,442         3,042
                                                   ------------- -------------
                                                   $    472,910  $    473,131
                                                   ============= =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
              -------------------------------------
CURRENT LIABILITIES:
  Accrued liabilities                              $     18,890  $        490
                                                   ------------- -------------
    Total current liabilities                            18,890           490
                                                   ------------- -------------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
   Authorized: 25,000,000 shares
   Issued: 1,000,000 shares
    (including treasury stock)                           10,000        10,000
   Additional paid-in capital                           342,847       342,847
   Unrealized loss on securities
     available for sale (Note 3)                       ( 75,780)     ( 81,577)
   Accumulated earnings                                 190,158       212,396
   Common stock in treasury at cost
     18,691 shares September 30, 1999,
     16,511 March 31, 1999                             ( 13,205)     ( 11,025)
                                                   ------------- -------------
                                                        454,020       472,641
                                                   ------------- -------------
                                                   $    472,910  $    473,131
                                                   ============= =============

       The accompanying notes are an integral part of these consolidated financials statements.

             AURIC METALS CORPORATION AND SUBSIDIARY
             STATEMENTS OF CONSOLIDATED INCOME (LOSS)
      For The Three Month Ended September 30, 1999 and 1998
       For The Six Months Ended September 30, 1999 and 1998


                          Three           Three           Six           Six
                          Months          Months          Months        Months
                          1999            1998            1999          1998
                          -------------   -------------   -----------   -----------
REVENUES:
 Oil and gas sales        $          -    $          -    $        -    $       323
 Mineral royalty                     -               -             -              -
 Mineral lease                   1,000               -         1,000              -
 Interest income                   575           2,710         2,653          3,705
 Dividends                           -          10,000        10,000         20,000
                          -------------   -------------   -----------   ------------
                                 1,575          12,710        13,653         24,028
                          -------------   -------------   -----------   ------------
EXPENSES:
  Mineral exploration               47             284            47            284
  Mineral claims leasing             -           3,567         2,900          6,467
  Depreciation                     300             210           600            420
  Legal and accounting           5,592           3,984         7,092          5,484
  Travel and lodging            13,085           7,638        13,085          7,638
  Directors' fees                2,995           2,995         2,995          2,995
  Office expense (Note 5)        3,000           7,000         6,000          9,000
  General and administrative     2,872           5,910         3,171          7,889
                          -------------   -------------   -----------   ------------
                                27,891          31,588        35,890         40,177
                          -------------   -------------   -----------   ------------
NET INCOME (LOSS)            (  26,316)      (  18,878)     ( 22,237)      ( 16,149)
                          =============   =============   ===========   ============
NET INCOME (LOSS) PER
COMMON SHARE              $     (  .03)   $    (   .02)   $   (  .02)   $    (  .02)
                          =============   =============   ===========   ============
Weighted average number
  of shares outstanding
 (excluding treasury stock)    981,309         984,489       982,393        984,489
                          =============   =============   ===========   ============

         The accompanying notes are an integral part of these
                   consolidated financial statements.
                                   4

             AURIC METALS CORPORATION AND SUBSIDIARY
              STATEMENTS OF CONSOLIDATED CASH FL0WS
      Six Months Ended September 30, 1999 and March 31, 1999


                                                    Sept. 30,    March 31,
                                                    1999         1999
                                                  ------------  --------------
                                                   (Unaudited)   (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                 $  ( 22,238)  $    ( 16,149)

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, depletion, amortization
   and valuation allowance                                600             420
  Increase (decrease) in accrued liabilities           18,400        (  1,028)
                                                  ------------  --------------
  Total adjustments                                    19,000        (    608)
                                                  ------------  --------------
  Net cash (used) by operating activities            (  3,238)       ( 16,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of securities and other investments       ( 66,625)       ( 62,702)
  Purchase of office equipment                              -        (  3,801)
                                                  ------------  --------------
  Net cash (used) by investing activities            ( 66,625)       ( 66,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                         (  2,180)       (  1,050)
                                                  ------------  --------------
Net cash (used) by financing activities              (  2,180)       (  1,050)
                                                  ------------  --------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS      ( 72,043)       ( 84,310)
Cash and equivalents, beginning of period             203,489         264,819
                                                  ------------  --------------
Cash and equivalents, end of period               $   131,446   $     180,509
                                                  ============  ==============

      The accompanying notes are an integral part of these consolidated financial statements.

             AURIC METALS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Six Months Ended September 30, 1999 and March 31, 1999

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

             AURIC METALS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Six Months Ended September 30, 1999 and March 31, 1999

(3)     Investments consist of the following at September 30, 1999 and March
31, 1999:

Hillcrest Mining

     The Company acquired an 8% interest in Hillcrest Mining for a cost of $21,600.

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


                                     June 30, 1999   March 31, 1999
                                     --------------- ----------------
Hillcrest Mining                     $     21,600    $            -

Robbie claims investment                    3,567              3,567

LaFonda investment                        125,657            125,657
                                     --------------- ----------------
Other investments                    $    150,824    $       129,224
                                     =============== ================

Dynamic Oil Ltd. and Great Basin Gold

     Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At September 30, 1999 and March 31,1999 marketable investments classified as available for sale included the following:

             AURIC METALS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Six Months Ended September 30, 1999 and March 31, 1999



                                          September 30,   March 31,
                                             1999          1999
                                          -------------   -------------
Dynamic Oil Ltd. shares at cost           $     218,953   $     218,953

Gross unrealized holding loss                    72,505          81,577
                                          -------------   -------------
Dynamic Oil Ltd. at fair value                  146,448         137,376
                                          -------------   -------------
Great Basin Gold shares at cost                  45,025               -

Gross unrealized holding loss                     3,275               -
                                          -------------   -------------
Great Basin at fair value                        41,750               -
                                          -------------   -------------
                                          $     188,198   $     137,376
                                          =============   =============

     No sales of Dynamic Oil or Great Basin Gold were made in 1999.

(4)      Stock options:

     All previously outstanding stock options expired during September 1999.

(5)      Related party transactions:

     The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $6,000 were made during the six months ended September 30, 1999 to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment.

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

             AURIC METALS CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      Six Months Ended September 30, 1999 and March 31, 1999

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


                            September 30, 1999    March 31, 1999
                          ----------------------- -------------------------
                          Carrying    Fair        Carrying     Fair
                          Amount      Value       Amount       Value
                          ----------- ----------- ------------ ------------
Assets:
-------

Cash and cash
 equivalents              $  131,446  $  131,446  $   203,489  $   203,489

Marketable
 securities                  188,198     188,198      137,376      137,376

Other investments:

Investment for
 which it is not
 practicable to
 determine fair
 market value:

    La Fonda                 125,657           -      125,657            -
    Hillcrest Mining          21,600           -            -            -

Other investment               3,567       3,567        3,567        3,567

Liabilities:
------------
Accrued liabilities           18,890      18,890          490          490


The carrying amounts reported in the summary table, above, are shown in the balance sheets using the same account titles and carrying amounts.

     The fair value of a ten percent investment in common stock of the untraded company (Corporacion De La Fonda, Inc.) is not disclosed, because it was not practicable to estimate the fair value. La Fonda had net earnings for the fiscal year ended October 31, 1998 of $1,530,036 and stockholder's equity as of October 31, 1998 of $11,008,007. The Company has received dividends from La Fonda averaging $1.16 per share over the last five years. The fair value of an eight percent investment in common stock of the untraded company (Hillcrest Mining) is not disclosed, because it was not practicable to estimate the fair value.

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

     During the quarters ended September 30, 1999 and 1998, the Company had revenues of $1,575 and $12,710, respectively, expenses of $27,891 and $31,588, respectively, resulting in net losses of $26,316 and $18,878, respectively. During the six months ended September 30, 1999, the Company had revenues of $13,653, expenses of $35,890, resulting in a net loss of $22,238.

(3)     Liquidity and Capital Resources

     During the past year, there have been no material changes in the financial condition of the Company. At September 30, 1999, the Company had total assets of $472,910, total current liabilities of $18,890, and
stockholders' equity of $454,020.   Current assets as of September 30, 1999
consist of cash and cash equivalents in the amount of $131,446; marketable equity securities and other investments in the amount of $339,022; and equipment in the amount of $2,442. At the end of the last fiscal year, March 31, 1999, the Company had total assets of $473,131, total current liabilities of $490, and stockholders' equity of $472,641.

     The Company is currently seeking a suitable opportunity or opportunities in the natural resource areas, or some other industry. As indicated, the Company believes it has adequate capital and liquidity at the present time, unless the Company should enter into a transaction requiring substantial capital.

                   Part II - Other Information

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     On , September 18, 1999, the Company held its Annual Meeting of shareholders. At the Annual Meeting, James Fouts, Elizabeth White, and Dan Ligino were re-elected as the members of the board of directors; no other action was taken at the Annual Meeting. Except for the Annual Meeting described above, the Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor have any matters been submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AURIC METALS CORPORATION



December 3, 1999               /s/ James F. Fouts
                             ------------------------------
                                James F. Fouts
                                President and Principal Executive Officer

                              AURIC METALS CORPORATION


December 3, 1999               /s/ Elizabeth B. Fouts
                              ------------------------------
                                Elizabeth B. Fouts
                                Secretary/Treasurer