Form 10QSB
period 1999-12-31
AURIC METALS CORP
filed 2000-02-11
CIK 8497

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
__________________________________________________________________

(Mark one)
   [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

   [  ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

______________________________________________________________________________

                 Commission File Number: 0-6334

                     AURIC METALS CORPORATION
(Exact Name of small business issuer as specified in its charter)

             Nevada                            87-0281240
    (State of Incorporation)             (IRS Employer ID Number)



          1475 Terminal Way, Suite E, Reno, Nevada 89502
             (Address of principal executive offices)

                          (318) 343-4448
                   (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     981,309 shares as of December 31, 1999, not including a total of 16,511 shares held in treasury.

Transitional Small Business Disclosure Format (check one):  YES[ ]  NO [XX]

                     AURIC METALS CORPORATION

       Form 10-QSB for the Quarter ended December 31, 1999

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

              AURIC METAL CORPORATION AND SUBSIDIARY
                          BALANCE SHEETS
               December 31, 1999 and March 31, 1999

                              ASSETS
                                                    Unaudited
                                                      Dec. 31,     March 31,
                                                       1999          1998
                                                   ------------- ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $    171,868  $   203,489
                                                   ------------- ------------
    Total Current Assets                                171,868      203,489
                                                   ------------- ------------
INVESTMENTS:
  Marketable equity securities (Notes 3)                198,050      137,376
  Other investments (Note 3)                            150,824      129,224
                                                   ------------- ------------
                                                        348,874      266,600
                                                   ------------- ------------
PROPERTY AND EQUIPMENT AT COST
  Equipment                                               5,375        5,375
                                                   ------------- ------------
                                                          5,375        5,375
  Accumulated depreciation                               (2,933)      (2,333)
                                                   ------------- ------------
                                                          2,442        3,042
                                                   ------------- ------------
                                                   $    523,184  $   473,131
                                                   ============= ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                              $     25,000  $       490
                                                   ------------- ------------
    Total current liabilities                            25,000          490
                                                   ------------- ------------
STOCKHOLDERS' EQUITY:
   Common stock, $0.01 par value; Authorized:
     25,000,000 shares Issued: 1,000,000 shares
     (including treasury stock)                          10,000       10,000
   Additional paid-in capital                           342,847      342,847
   Unrealized loss on securities available
     for sale (Note 3)                                 ( 65,928)    ( 81,577)
   Accumulated earnings                                 224,471      212,396
   Common stock in treasury at cost 18,691 shares
     December 31,1999, 16,511 shares March 31,1999     ( 13,205)    ( 11,025)
                                                   ------------- ------------
                                                        498,185      472,641
                                                   ------------- ------------
                                                   $    523,185  $   473,131
                                                   ============= ============

      The accompanying notes are an integral part of these
                consolidated financial statements.
                                3

              AURIC METAL CORPORATION AND SUBSIDIARY
        UNAUDITED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
      For the Three Months Ended December 31, 1999 and 1998
       For the Nine Months Ended December 31, 1999 and 1998


                                Three       Three        Nine        Nine
                                Months      Months      Months      Months
                                 1999        1998        1999        1998
                               ----------- ----------- ----------- -----------
REVENUES:
  Oil and gas sales            $        -  $        -  $        -  $      323
  Mineral royalty                  25,000           -      26,000          -
  Interest income                   2,054       3,081       4,706       6,786
  Dividends                        10,500           -      20,500      20,000
                               ----------- ----------- ----------- -----------
                                   37,554       3,081      51,206      27,109
                               ----------- ----------- ----------- -----------
EXPENSES:
  Mineral exploration                   -           -          47         284
  Mineral claims leasing                -           -       2,900       6,467
  Depreciation                          -         210         600         629
  Legal and accounting                435       1,616       7,527       7,100
  Travel and lodging                ( 723)          -      12,362       7,638
  Directors' fees                       -           -       2,995       2,995
  Office expense (Note 5)           3,000       2,000       9,000      11,000
  General and administrative          527         643       3,699       8,532
                               ----------- ----------- ----------- -----------
                                    3,239       4,469      39,130      44,645
                               ----------- ----------- ----------- -----------
INCOME (LOSS)                      34,315     ( 1,388)     12,076     (17,536)
                               =========== =========== =========== ===========
NET INCOME (LOSS) PER
 COMMON SHARE - basic          $      .03  $        -  $      .01  $     (.02)
                               =========== =========== =========== ===========
Weighted average number of
  shares outstanding
  (excluding treasury stock)      981,309     983,489     982,030     983,820
                               =========== =========== =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.

             AURIC METALS CORPORATION AND SUBSIDIARY
         UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS
           Nine Months Ended December 31, 1999 and 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
                                                      Dec. 31,     March 31,
                                                       1999          1998
                                                   ------------- ------------
Net income (loss)                                  $     12,075  $   (17,536)
Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation, depletion, amortization
     And valuation allowance                                600          629

    Increase (decrease) in accrued liabilities           24,510       (1,028)
                                                   ------------- ------------
Total adjustments                                        25,110         (399)
                                                   ------------- ------------
Net cash provided (used) by operating activities         37,185      (17,935)

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of securities and other investments        (66,625)     (62,703)

    Purchase of office equipment                              -       (3,802)
                                                   ------------- ------------
    Net cash (used) by investing activities             (66,625)     (66,505)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Purchase of treasury stock                           (2,180)      (1,050)
                                                   ------------- ------------
    Net cash (used) by financing activities              (2,180)      (1,050)
                                                   ------------- ------------
NET (DECREASE) IN CASH AND EQUIVALENTS                  (31,620)     (85,490)

Cash and equivalents, beginning of period               203,489      264,819
                                                   ------------- ------------
Cash and equivalents, end of period                $    171,869  $   179,329
                                                   ============= ============


The accompanying notes are an integral part of these consolidated financial statements

             AURIC METALS CORPORATION AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999

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

             AURIC METALS CORPORATION AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999

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

(3) Investments consist of the following at September 30, 1999 and December 31, 1999:

Hillcrest Mining

The Company acquired an 8% interest in Hillcrest Mining for a cost of $21,600.

Robbie claims investment

The Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James F. Fouts is also an owner of a 25% interest in these claims.

LaFonda investment

The Company owned, as of December 31, 1999, 10,000 shares of the common stock of Corporacion De La Fonda, Inc., or approximately 10% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $102,648 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have been recognized under the assumption that undistributed earnings would eventually be distributed as dividends, thereby qualifying for dividends-received deductions. If the undistributed earnings are eventually received in taxable transactions other than as dividends, an unrecognized tax of approximately $34,900 under current rates could result.

Since the Company's President, Mr. James F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length

                     AURIC METALS CORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998


                                              December 31,   March 31,
                                               1999              1999
                                              ------------- -------------
      Hillcrest Mining                        $    21,600   $         -
      Robbie claims investment                      3,567         3,567
      LaFonda investment                          125,657       125,657
                                              ------------- -------------
      Other investments                       $   150,824   $   129,224
                                              ============= =============
Dynamic Oil Ltd. and Great Basin Gold

Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At December 31, 1999 and March 31,1999 marketable investments classified as available for sale included the following:


                                          December 31,   March 31,
                                            1999          1999
                                          ------------- -------------
Dynamic Oil Ltd. shares at cost           $   218,953   $     218,953

Gross unrealized holding loss                  72,505          81,577
                                          ------------- -------------
Dynamic Oil Ltd. at fair value                146,448         137,376
                                          ------------- -------------
Great Basin Gold shares at cost                45,025               -

Gross unrealized holding loss                   7,225               -
                                          ------------- -------------
Great Basin at fair value                      52,250               -
                                          ------------- -------------
                                          $   198,050   $     137,376
                                          ============= =============

No sales of Dynamic Oil or Great Basin Gold were made in 1999.

(4)     Stock options:

All previously outstanding stock options expired during September 1999.

             AURIC METALS CORPORATION AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999

(5)     Related party transactions:

The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $9,000 were made during the nine months ended December 31, 1999 to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment.

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

             AURIC METALS CORPORATION AND SUBSIDIARY
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999




                                December 31, 1999      March 31, 1999
                               Carrying      Fair     Carrying     Fair
                               Amount        Value    Amount       Value
                              ---------- ---------- ---------- -----------
Assets:

Cash and cash
 equivalents                  $ 171,868  $ 171,868  $ 203,489  $  203,489

Marketable
 securities                     198,050    198,050    137,376     137,376

Other investments:

Investment for which it is
 not practicable to determine
 fair market value:

    La Fonda                    125,657          -    125,657           -

    Hillcrest Mining             21,600          -          -           -

Other investment                  3,567      3,567      3,567       3,567

Liabilities:

Accrued liabilities              25,000     25,000        490         490


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

(2)     Results of Operations

     Auric Metals Corporation (the "Company") is a Nevada Corporation, which holds interests in certain natural resource properties, and a minority interest in a corporation which owns a hotel operation in Santa Fe, New Mexico. Over the past several years, the Company has principally been engaged in the acquisition, exploration and development of interests in various natural resource properties, primarily through participation with other parties in natural resource joint ventures or other arrangements. The Company's involvement in natural resource projects over the past few years has decreased.

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

     During the preceding year, the Company has not experienced any material changes in results of operation. For the three months ended December 31, 1999 and 1998, the Company had revenues of $37,554 and $3,081, respectively, expenses of $3,239 and $4,469, respectively, resulting in net income of $34,315 and a net loss of $1,388, respectively. For the nine months ended December 31, 1999 and 1998, the Company had revenues of $51,206 and $27,109, respectively, and expenses of $39,130 and $44,645, respectively, resulting in net income of $12,076 and a net loss of $17,536, respectively.

(3)     Liquidity and Capital Resources

     The Company has not experienced a material change in financial condition over the past year. At December 31, 1999, the Company had total assets of $523,184, current liabilities of $25,000, and stockholders' equity of
$498,185.   As of the year ended March 31, 1999, the Company had total assets of $473,131, total current liabilities of $490, and stockholders' equity of $472,641. Current assets as of December 31, 1999, consist of cash and cash equivalents in the amount of $171,868; marketable equity securities and other investments in the amount of $348,874; and equipment in the amount of $5,375 less depreciation.

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

     None.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 1999, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

     None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AURIC METALS CORPORATION



February 8, 2000             /s/ James F. Fouts
                              --------------------
                              James F. Fouts
                              President and Principal Executive Officer


                              AURIC METALS CORPORATION


February 8, 2000               /s/ Elizabeth B. Fouts
                               --------------------------
                                  Elizabeth B. Fouts
                                  Secretary/Treasurer