Form 10KSB
period 2000-03-31
AURIC METALS CORP
filed 2000-08-28
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                   For the fiscal year ended March 31, 2000

                       Commission File Number:  0-6334

                           AURIC METALS CORPORATION
            (Exact name of Registrant as specified in its Charter)

             NEVADA                                    87-0281240
     (State or other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)                Identification No.)

     4243 Dunwoody Club Drive, Suite 200
     Atlanta, Georgia                                    30305
     (Address of Principal Executive Offices)          (Zip Code)

      Registrant's Telephone Number including Area Code: (770) 239-7447

                1475 Terminal Way, Suite E, Reno, Nevada 89502
             Former name, former address and former fiscal year,
                        if changed since last report.

Securities Registered Pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
       Title of Each Class                     on which Registered
       -------------------                     ---------------------
               None                                None

Securities Registered Pursuant to Section 12(g) of the Act:

                        Common Stock, par value $0.01
                               (Title of Class)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]     No [  ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The Registrant had revenues of $52,000 for its most recent fiscal year.

     The aggregate market value of the Registrant's voting stock held by non-affiliates computed with reference to the bid prices in the over-the-counter market on August 22, 2000, was approximately $5,972,000.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of August 22, 2000, the Registrant had outstanding approximately 954,000 shares of its common stock, par value $.01.

     Transitional Small Business Issuer Disclosure format:  Yes [  ]  No [ X ]

                     DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

NONE.

                              TABLE OF CONTENTS
                                                                   Page
Item Number and Caption                                            Number
------------------------                                          --------

PART I
------

Item 1.  Business                                                      3

Item 2.  Properties                                                    8

Item 3.  Legal Proceedings                                             8

Item 4.  Submission of Matters to a Vote of Security Holders           8

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters      8

Item 6.  Management's Discussion and Analysis or Plan of Operation     9

Item 7.  Financial Statements                                          10

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                           10

PART III
--------

Item 9.  Directors, Executive Officers, Promoters and Control Persons  10

Item 10. Executive Compensation                                        11

Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                                12

Item 12. Certain Relationships and Related Transactions                13


PART IV
-------

Item 13.  Exhibits and Reports on Form 8-K                             15

Signatures                                                             16

                                    PART I

                              ITEM 1.  BUSINESS

GENERAL

     Auric Metals Corporation (the "Company"), has been involved in the natural resource industry. In May, 2000, following a decision by management to change the Company's business direction, the Company effectuated a change in management, and redirected its business to developing, investing in, acquiring or acquiring interests in, and operating, internet and technology related companies. In connection with the decision to change the business direction of the Company, in the end of May, 2000, management decided to sell the interest of the Company in a corporation which owns a hotel operation in Santa Fe, New Mexico, which resulted in a sales price of $1,304,000 in cash. The Company also sold to its former president, a minority interest it held in a mining property, and restricted stock in a natural resource company, for the sum of $26,000, which was the Company's original cost. (See "ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.") While the Company still holds some minor interests in natural resource companies, described below, it does not presently contemplate any future natural resource activities.

     Since May, 2000, the Company has changed its investment strategy and is planning to develop, invest in, and operate internet and other technology related companies. Over the past several weeks, the Company has acquired minority interests in two closely-held companies. The Company anticipates that its business activities will be focused primarily on companies based in or with operations in the Southeastern United States with a strong preference in the Atlanta metropolitan area. The Company may also pursue some higher quality investment opportunities from outside of this geographic region, to attempt to profit from what management believes to be the Company's unique advantage among Atlanta and Southeastern venture capital firms in having access to these opportunities. Management believes the value of this strategic advantage will be achieved via syndication of these investments among Atlanta and Southeastern venture capital firms who wish to diversify the geographic exposure of their portfolios but would otherwise not have access to these investments.

HISTORY

     The Company is a Nevada corporation, organized in 1969, which has held interests in certain natural resource properties, and a minority interest in a hotel operation in Santa Fe, New Mexico. Over the past several years, the Company has principally been engaged in the acquisition, exploration and development of interests in various natural resource properties, primarily through participation with other parties in natural resource joint ventures or other arrangements. The Company's involvement in natural resource projects over the past few years has decreased, and does not currently have any active natural resource projects. As indicated above, in May, 2000, the Company determined it would change its business direction, and it does not presently contemplate any natural resource activities in the future.

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

     The Company holds interests in a number of natural resource properties in Utah, Nevada, and Oklahoma. The Company presently holds a working interest in one oil and gas well near Oklahoma City, Oklahoma, which has provided the Company with nominal revenue over the past few years. The Company subleases forty-five (45) mining claims to USX, formerly United

States Steel Corporation. These claims have, in turn, been assigned to other parties which have conducted limited exploration on these claims.

     In the fiscal year ended March 31, 1994, Auric Minerals Corporation, the Company's wholly-owned subsidiary, acquired from an unrelated third party, a 50% interest in 7 patented mining claims and 11 unpatented claims in the Tintic mining area west of the Company's Rex claims. The 7 patented mining claims were terminated during the fiscal year ended March 31, 1995, due to title problems. The Company has also terminated its interest in the 11 unpatented claims.

     During the fiscal year ended March 31, 1991, the Company purchased, in a private transaction, a total of 89,600 shares of restricted common stock of Dynamic Oil Limited ("Dynamic"), at an average price of $1.98 per share. Dynamic Oil Limited is a publicly-held British Columbia corporation which is engaged in oil and gas exploration. The Company sold 10,000 shares of Dynamic in 1996. During the fiscal year ended March 31, 1999, the Company purchased 50,000 additional shares of common stock of Dynamic at a price of $62,939.
As of August 10, 2000, the market value of shares of Dynamic held by the Company, was approximately $150,757.

     In addition to its natural resource investments, described above, as of the fiscal year ended March 31, 2000, and until the sale completed in the end of May, 2000, described below, the Company's subsidiary was a shareholder of Corporacion de La Fonda, Inc. ("La Fonda"), a closely-held corporation which owns the La Fonda Hotel in Santa Fe, New Mexico. This investment has generated dividend revenues to the Company for the past several years. The Company realized dividend income from this investment in the amount of $21,000 during the past fiscal year, and dividend income of $20,000, for the fiscal year ended March 31, 1999. During the fiscal year ended March 31, 2000, the Company sold to principals of La Fonda, a total of 800 shares of La Fonda, at a price of $141 per share, resulting in a net gain pre-tax gain of $103,000.

     In May, 2000, following management's decision to change the direction of the Company, the Company sold to La Fonda, its remaining 9,200 shares, for a total of $1,304,000 in cash. Under the terms of this transaction, the Company received an initial sum of $104,000, and a promissory note for the balance of the cash purchase price, which was paid in full within fifteen (15) days of the transaction. The Company has realized a gain of approximately $1,188,000 from the transaction. The purpose of this transaction was to create liquidity for the Company, in order to provide it with capital to pursue its new business direction. The terms of this transaction are believed to be fair and reasonable based on all relevant considerations. La Fonda is a closely-held corporation with small annual dividends, and a relatively illiquid market for its minority holders. Prior to entering into the transaction, the Company determined that La Fonda had recently purchased shares of its common stock from a shareholder, at a price of $141.69 per share. All previous purchases of stock have been at lower prices, and La Fonda recently granted options for the purchase stock at a price of $149 per share. Given these circumstances, and in view of the Company's new business direction, the Company concluded that the transaction was fair and reasonable and in the best interests of the Company.

NATURAL RESOURCES BUSINESS

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

     USX assigned its sublease to Touchstone Resources Company, which in 1992 assigned the sublease to Newmont Exploration Limited. In August, 1997, the Company agreed to an assignment of the sublease to Great Basin Gold, Inc., and an amendment to said sublease (the "Sublease Amendment"). Under the terms of the Sublease Amendment, the Company and Hillcrest agreed to extend the sublease for up to four 20-year periods commencing on December 31, 1997, provided that the $50,000 annual advance royalty payment is paid for each year for which there are no mining operations on the leased property. For each 20-year renewal period, the annual minimum advance royalty increases $5,000 per year. The parties have also agreed that the production royalty to be paid to the Company based on net smelter returns, is in addition to the advance royalty.

     In 1992, Newmont Mining Company ("Newmont") acquired the leasehold interest held by the Company in its Ivanho property near Elko, Nevada, covering 85,000 acres. In the past few years, a deep drilling program with drill sites on the Ivanho property, has been conducted. In 1995, Newmont and Cornucopia entered into a joint venture arrangement providing for the joint development of the Ivanho property. The Company does not know when the Company's leased acreage will be developed, or the extent of such development.


     Investment in Dynamic Oil Limited

     At March 31, 2000, the Company held 129,600 shares of restricted common stock of Dynamic Oil Limited, an unaffiliated publicly traded British Columbia corporation ("Dynamic"), a company engaged in oil and gas exploration. As of March 31, 2000, the market value of the common stock of Dynamic held by the Company was approximately $150,757. The common stock of Dynamic is quoted on NASDAQ under the symbol "DYOLF." In May, 2000, the Company sold 79,600 shares for $107,000.

     Acquisition and Disposition of Interest in Robbie Claims

     In September, 1995, the Company entered into a partnership agreement with Hi-Tech Exploration, Ltd. ("Hi-Tech"), Hillcrest Mining Company ("Hillcrest"), and James Fouts ("Fouts"), the Company's President, pursuant to which the Company, Hillcrest and Fouts each purchased from Hi-Tech a 25% interest in 107 unpatented lode mining claims, known as the "Robbie Claims," for the sum of $3,566.67 each. The Robbie claims are located within one-half mile of the Company's Ivanho claims near Elko, Nevada, on Bureau of Land Management land. These claims were believed to be deep gold prospects. The partnership agreement requires the parties to maintain the mining claims, and make required annual payments to the BLM, for a minimum period of 20 years.

     During the fiscal year, the parties leased the Robbie Claims to Great Basin Gold, Inc., for the sum of $4,000 per year, together with a royalty of 2% of net smelter returns and an obligation by the leaseholder to cover the annual fee to the BLM of $100 per claim, due by September 1 of each year. Prior to the sale of its interest to James Fouts, the Company was entitled to receive one-fourth of the annual payment and one-fourth of the net smelter returns, if any. In May, 2000, the Company sold its interest in these claims to its former President, James Fouts, at the Company's original investment cost of $3,566.

EMPLOYEES

     The Company has no regularly paid employees. The Company paid The Fremont Corp., a corporation in which James Fouts is a principal shareholder, a total of $18,000 during the fiscal year for secretarial services, office space and clerical services. In addition, the Company has reimbursed James Fouts for his expenses incurred on behalf of the Company. In the past, the Company has also engaged the part-time services of others in connection with exploration work conducted on its mining claims.

     The Company does not currently have any employment agreement or arrangement with any officer or director of the Company, and is not currently paying any compensation to officers and directors, except for options granted to officers and directors and directors' fees as described under "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                             ITEM 2.  PROPERTIES

     As discussed in "ITEM 1 - BUSINESS", the Company holds interests in various natural resource properties in Utah, Nevada, California and Oklahoma. For a more detailed discussion of the Company's interest in these properties and exploration and development activities relating to such properties, reference is made to "ITEM 1 - BUSINESS: Natural Resources Business."

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

                                   PART II

                    ITEM 5.  MARKET FOR COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded in the over-the-counter market. There is currently a very limited trading market for the common stock. The Company's shares are eligible for quotation on the OTC Bulletin Board under the symbol "AURE" The following sets forth, for the respective periods indicated, the prices of the Company's common stock in the over-the-counter, as reported and summarized by the OTC Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions or adjustments, and may not represent actual transactions.

  Quarter Ended                  High Bid           Low Bid
  --------------                ----------        ----------

1999 Fiscal Year:

     June 30, 1998              $   1.500        $    0.750

     September 30, 1998             1.500             0.750

     December 31, 1998              1.500             0.750

     March 31, 1999                 0.750             0.562

2000 Fiscal Year:

     June 30, 1999              $   0.875        $    0.875

     September 30, 1999             1.031             1.031

     December 31, 1999              1.500             1.500

     March 31, 2000                 1.750             1.750


     On August 21, 2000, the high and low bid prices quoted by broker-dealer firms effecting transactions in the Company's common stock, were $7.625 and $7.375, respectively.

       Since inception, no dividends have been paid on the Company's common stock, and the Company does not anticipate paying dividends in the foreseeable future.

       At August 21, 2000, there were approximately 753 holders of record of the Company's common stock.

              ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                              PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current assets as of March 31, 2000, of $248,000, represents an increase in current assets of $45,000, from current assets of $203,000 in the prior year. Such increase is attributable largely to a sale of 800 shares of La Fonda stock during the year for a net pre-tax gain of $103,000. Total assets as of March 31, 2000, of $576,000, represent an increase in total assets of approximately $103,000 from total assets of $473,000 in the prior year. As a result, stockholders' equity of $569,000 at March 31, 2000, represents an increase of approximately $96,000, from stockholders' equity of $473,000 at March 31, 1999.

     The Company continues to be very limited in its ability to finance any major developments and is currently seeking additional capital. The Company intends to research and analyze potential investment opportunities and possible make investments in the next fiscal year, though there is no guarantee that any investments will be made.

RESULTS OF OPERATIONS

     In the fiscal year ended March 31, 2000, the Company had total revenues of $52,000, and a $103,000 gain realized from the sale of La Fonda stock; expenses of $62,000, including a provision for income taxes in the amount of $7,000, resulting in net income of $93,000. In the fiscal year ended March 31, 1999, the Company had gross revenue of $55,000 and expenses of $49,000, resulting in net income of approximately $6,000. The Company's revenue over the past two years, exclusive of sales of La Fonda stock, has been modest and fairly constant, consisting largely of mineral royalty income of $25,000 per year, and dividend income from the Company's

La Fonda shares, ranging from between $10,000 to $21,000.   Similarly,
expenses over the past years, exclusive of extraordinary items and one-time losses, have remained fairly consistent, of between $35,000 to $55,000.

     During the fiscal years ended March 31, 2000 and 1999, operating revenue from the Company's interest in an oil well in Oklahoma was nominal. The Company received a net $25,000 advance royalty payment during the fiscal year on its leased mining claims in Nevada. Dividend income of $21,000 from the Company's investment in La Fonda during the year represents an increase of $1,000 from the prior year.

     Management does not believe that the Company's operations have been more adversely impacted by inflation than other similar businesses, although increased expenses have affected the cost of minerals exploration.

                        ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are included beginning at page F-1.

           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended March 31, 2000, there has been no disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure as provided in Regulation S-K,
Item 304.

                                   PART III

              ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                             AND CONTROL PERSONS

LIST AND TERMS OF OFFICE

     The table below sets forth the name, age, and position of each executive officer and director of the Company.

                                                         Officer or Director
Name               Age          Position                 Since(1)(2)
-----              ----         -----------              -----------------

Marc J. Schwartz    36         Vice President and
                               Secretary/Treasurer       May 2000


Donald Ratajczak    57         President and Chairman    May 2000


     (1) These individuals were appointed in May, 2000. (See "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.")

     (2) All directors and executive officers serve for a term of one year or until their successors are chosen and qualified.

----------------

     Set forth below is a brief biographical description of Messrs. Ratajczak and Schwartz:

     Donald Ratajczak has occupied the position of Director of the Economic Forecasting Center, College of Business Administration, Georgia State University since 1973. Prior to his current position, he was Director of Research, Director of Forecasting Models and Associate Director University of California at Los Angeles ("UCLA") Forecasting Project during 1973, 1969 to 1970 and 1969 to 1973, respectively. Dr. Ratajczak was also Assistant Professor at UCLA Graduate School of Management, from 1969 to 1973. From 1966 to 1968, he was an Instructor at Massachusetts Institute of Technology, and from 1966 to 1967, he was an Economist, Office of Postmaster General of the United States in Washington, D.C. Dr. Ratajczak graduated in 1972 with a Ph.D. degree in Economics from Massachusetts Institute of Technology. As President and Chairman of the Board, Mr. Ratajczak will be responsible for the administration of Company matters.

     Marc J. Schwartz is a licensed security broker and has been a Vice President of Dunwoody Brokerage Services Capital Group, a subsidiary of Dunwoody Brokerage Services, Inc., since 1998. From 1992-1998, Mr. Schwartz was a retail securities broker with Robinson Humphrey, Solomon Smith Barney and Morgan Stanley Dean Witter. As Vice President and Secretary/Treasurer, Mr. Schwartz will be responsible for directing Company strategy.

                       ITEM 10.  EXECUTIVE COMPENSATION

REMUNERATION DURING FISCAL YEAR

     During the fiscal year ended March 31, 2000, no officer or director received compensation exceeding $60,000.

     The following table sets forth the compensation paid by the Company during the fiscal year to all officers and directors as a group:

     Name/Position                              Cash Compensation
     -------------                              ------------------

All officers and directors as
a group (5 persons)                                 $18,000*

    * Consists of $18,000 paid to Fremont Corp., a corporation of which James Fouts is an officer and principal shareholder, for office use and bookkeeping, secretarial and clerical services. Mr. Fouts was Chairman of the Board and President of the Company until May, 2000, when new officers and directors were elected.

     The directors are compensated $500 per year for board membership, and are paid $100 per meeting attended, plus expenses.

     The Company does not currently have any employment agreement or arrangement with any current member of management.

              ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

     The following table shows, as of August 22, 2000, the number of shares of common stock, par value $.01, of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors of the Company as a group:


Name of Person or Group           Common Shares       Options (1)
-------------------------     ---------------------   -----------------------
                                                                 Percent if
                                Number      Percent    Number    Exercised (2)
                              -----------   -------   --------   -------------
Principal Shareholders:
----------------------
Donald Ratajczak (3)
1681 Lady Marian Lane
Atlanta, GA 30309                33,500       3.51     150,000      16.62

Marc J. Schwartz (3)
70 Old Ivy Road, #55
Atlanta, GA 30342                35,000       3.67     300,000      26.71

Gregory L. Hoover
2495 Wood Brook Court
Lawrenceville, GA 30043          89,208       9.35       5,000       9.82

Cede & Company
PO Box 222
Bowling Green Station
New York, NY 10274              178,926      18.75         n/a        n/a


Officers and Directors:
----------------------

Donald Ratajczak                 ------------------See above -------------

Marc J. Schwartz                 ------------------See above -------------

All Officers and Directors
as a Group (2 persons):          68,500       7.18     450,000      36.93


(1) These figures represent options that are vested or will vest subject to certain conditions (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

(2) These figures represent the percentage of ownership of the outstanding shares by the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors of a group assuming all such purchase rights held by such individuals are exercised.

(3) Messrs. Ratajczak and Schwartz are the officers and directors of the Company.

     There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August, 1999, the Company purchased a total of 21,600 shares of restricted common stock of Hillcrest Mining Company, a closely-held mining company, at a price of $1.00 per share. In May, 2000, following the Company's change in management and its decision to redirect its business, the Company sold to James Fouts, all 21,600 shares of Hillcrest, at the Company's purchase price. In connection with the same transaction, the Company sold to Mr. Fouts, the Company's 25% undivided interest (along with Hillcrest, Fouts and a third party) in 107 unpatented mining claims acquired in 1996, and known as the "Robbie Claims," for $4,000 which is approximately the Company's original investment in such claims. These transactions cannot be considered the result of arms' length negotiations.

     On April 11, 2000, the Company entered into a Consulting Agreement (the "Consulting Agreement") with Marc J. Schwartz, who was then an independent third party, under the terms of which Mr. Schwartz was retained as a consultant to explore a possible new business direction of the Company. Pursuant to the terms of the Consulting Agreement, the Company agreed to pay Mr. Schwartz the sum of $120,000, and grant options to acquire shares of its common stock as follows:

     a)     100,000 shares exercisable at $1.125 per share;

     b) 100,000 shares exercisable at $1.125 per share when the stock price of the Company reaches and maintains for 10 days a price of $3.00 per share; and

     c) 100,000 shares exercisable at $1.125 per share when the stock price of the Company reaches and maintains for 10 days a price of $5.00 per share.

     In April, 2000, prior to becoming officers and directors of the Company, Messrs. Schwartz and Ratajczak, along with a number of other individuals, acquired stock of the Company in private transactions, as reflected on a
Schedule 13D filing dated April 17, 2000.   Mr. Schwartz acquired a total of
35,000 shares, and Mr. Ratajczak acquired a total of 33,500 shares of common stock.

     In April, 2000, in anticipation of the change in the Company's business direction and the change in management described above, the board of directors authorized the grant of options to Mr. Ratajczak, entitling him to purchase a total of 150,000 shares of the Company's common stock, at a price of $3.00 per share. The Company has also authorized the grant of options for up to an additional 200,000 shares of common stock, to prospective employees, advisors and others, at exercises prices of between $3.00 and $5.00 per share.

     In May, Dunwoody Brokerage Services, Inc. ("Dunwoody"), a broker-dealer firm with which Mr. Schwartz is affiliated, agreed to assist James Fouts and members of his family, in selling, in private transactions, shares of common stock of the Company held by them, in exchange for which these sellers have
agreed to pay a fee of $0.07 per share.   Dunwoody has earned a fee of
approximately $24,500, for assisting in finding private purchasers for the purchase of a total of 350,000 shares of the Company's common stock held by Elizabeth White, Alan Fouts, and Donovan Fouts. This stock was purchased from these individuals subject to existing restrictions on the stock.

     As a result of the Company decision to change its business direction, on May 17, 2000, the Company effected a change in management, in order to enable the Company the necessary management experience and expertise to implement the Company's proposed new business endeavors. The Company's board of directors, consisting of James Fouts, Chairman, Elizabeth White, and Dan Ligino, resigned, seriatum, and Marc Schwartz and Donald Ratajczak, were elected as the new members of the board of directors of the Company. In addition, James Fouts and Betty Fouts, his wife, resigned as President and Secretary, respectively, and Donald Ratajczak was appointed as President and Chairman of the Board, and Marc Schwartz was appointed as the Vice President and Secretary/Treasurer, of the Company. (See a biographical description of Messrs. Ratajczak and Schwartz under "ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.")

     In order to facilitate the change in the Company's business described above, the board of directors determined that it was in the best interest of the Company, to dispose of its ownership interest (9,200 shares) in La Fonda, on the best terms available. The Company considered a number of different alternatives for the sale of the shares, at "fair market value" or the best price available, including offering the shares to other La Fonda shareholders. In May, 2000, La Fonda indicated an interest in purchasing the Company's shares, at what it considers to be the reasonable or "fair" value for such shares, which resulted in a stock purchase agreement between the Company and La Fonda (the "Stock Purchase Agreement"). Under the terms of the Stock Purchase Agreement, La Fonda agreed to purchase the shares at a price of $141.69 per share, together with additional consideration described below, for a total purchase price of approximately $1,303,548. In the weeks prior to the transaction, La Fonda purchased shares of La Fonda stock from another La Fonda shareholder at a price of $141.69 per share, and authorized the issuance of 5 year stock options at a price of $149 per share. All previous private purchases of La Fonda shares have been at lower prices. Therefore, given these circumstances, and the fact that La Fonda is a closely-held corporation with small annual dividends and very limited liquidity in its stock, the board of directors concluded that the terms of purchase of the La Fonda shares are fair and reasonable. Pursuant to the Stock Purchase Agreement, La Fonda has paid the sum of $103,548, and agreed to pay the balance of the cash purchase price, of $1,200,000, within thirty (30) days, or on or before June 15, 2000. La Fonda paid the remaining sum of $1,200,000 in June, 2000.

     No director, officer, nominee for director, or any associate of such director, officer or nominee, has been indebted to the Company at any time during the past several fiscal years.

     In September, 1997, the Company granted options to its officers and directors, authorizing each officer and director to purchase up to 15,000 shares of the Company's common stock at an exercise price of $.65 per share. These options expired in September 1999. The grant of these options cannot be considered to be result of arms' length negotiations.

     In June, 2000, the Company entered into an agreement with James Fouts, former President, whereby Mr. Fouts agreed to return 50,000 shares of common stock to the Company for cancellation. In addition, he has agreed to provide certain limited administrative support to the Company. As of the date of this Form 10-KSB, 3,600 shares have not been received by the Company.

                                   PART IV

                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The index (table of contents) to the financial statements and schedules appears at page
F-1.

B.  EXHIBITS:

Exhibit   SEC Ref.
No.       No.       Title of Document                              Location
-------  ---------  -----------------                              --------

  1        10       Consulting Agreement with Marc J. Schwartz         *

  2        10       Agreement between Auric Minerals Corporation
                    and Corporacion de La Fonda                        **

  3        27       Financial Data Schedules                           ***


*This exhibit was previously filed as an exhibit to the Schedule 13D filed on or about April 17, 2000, and incorporated herein by reference.

**This exhibit was previously filed as an exhibit to a Form 8-K filed on or about May 17, 2000, and incorporated herein by reference.

***The Financial Data Schedule is included only in the electronic filing of this report with the Securities and Exchange Commission.

C.  REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the fiscal year ended March 31, 2000. On or about May 23, 2000, a report on Form 8-K was filed by the Company, reporting a change in control of management. A subsequent report on Form 8-K was filed on or about July 17, 2000, reporting a change in the Company's auditors.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   REGISTRANT:

                                   AURIC METALS CORPORATION


Date: August 22, 2000         By: /s/ Donald Ratajczak
                                  _________________________________
                                  Donald Ratajczak, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 /s/ Donald Ratajczak     President, Chairman            Date: August 22, 2000
 ______________________   and Director
     Donald Ratajczak


 /s/ Marc J. Schwartz     Vice President,                Date: August 22, 2000
_______________________   Secretary/Treasurer
     Marc J. Schwartz     and Director

AURIC METALS CORPORATION AND SUBSIDIARY

Contents

                                                                         Page
                                                                         -----

Consolidated Financial Statements

     Independent auditors' report March 31, 2000                          F-2

     Independent auditors' report March 31, 1999                          F-3

     Balance sheet as of March 31, 2000                                   F-4

     Statements of income for the years ended
        March 31, 2000 and 1999                                           F-5

     Statements of comprehensive income for the years ended
        March 31, 2000 and 1999                                           F-5

     Statements of stockholders' equity for the years ended
        March 31, 2000 and 1999                                           F-6

     Statements of cash flows for the years ended
        March 31, 2000 and 1999                                           F-7

     Notes to financial statements                                        F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Auric Metals Corporation


We have audited the accompanying consolidated balance sheet of Auric Metals Corporation and subsidiary as of March 31, 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Auric Metals Corporation and subsidiary as of March 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/S/ Richard A. Eisner & Company, LLP

Richard A. Eisner & Company, LLP

New York, New York
July  26, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Auric Metals Corporation


We have audited the consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended March 31, 1999 of Auric Metals Corporation and subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Auric Metals Corporation and subsidiary for the year ended March 31, 1999, in conformity with generally accepted accounting principles.


/s/ Andersen Andersen & Strong

Andersen Andersen & Strong


Salt Lake City, Utah
June 24, 1999

AURIC METALS CORPORATION AND SUBSIDIARY

Consolidated Balance Sheet
March 31, 2000

Assets
Current assets:
  Cash and cash equivalents                                     $     248,000

Investments                                                           328,000
                                                                -------------

                                                                $     576,000
                                                                =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities                                           $       7,000
                                                                -------------
Stockholders' equity:
  Common stock - $0.01 par value; authorized 25,000,000 shares;
    issued 1,000,000 shares, outstanding 995,000 shares                10,000
  Additional paid-in capital                                          335,000
  Accumulated other comprehensive loss                                (77,000)
  Treasury stock at cost, 5,000 shares                                 (4,000)
  Retained earnings                                                   305,000
                                                                -------------

                                                                      569,000
                                                                -------------

                                                                $     576,000
                                                                =============



See notes to financial statements                                        F-4

AURIC METALS CORPORATION AND SUBSIDIARY

Consolidated Statements of Income

                                                            March 31,
                                                   ---------------------------
                                                        2000          1999
                                                   ------------- -------------

Mineral royalty, net                               $     25,000  $     25,000
Dividends                                                21,000        20,000
Interest                                                  6,000        10,000
                                                   ------------- -------------

                                                         52,000        55,000
                                                   ------------- -------------

Lease expense                                             3,000         6,000
General and administrative expense                       52,000        43,000
                                                   ------------- -------------

                                                         55,000        49,000
                                                   ------------- -------------

Gain on sale of securities to related party             103,000
                                                   -------------

Income before income taxes                              100,000         6,000
Provision for income taxes                                7,000
                                                   ------------- -------------

Net income                                         $     93,000  $      6,000
                                                   ============= =============

Net income per common share - basic and diluted    $        .09  $        .01
                                                   ============= =============

Weighted average number of shares outstanding
  - basic and diluted                                   995,000       996,000
                                                   ============= =============


Consolidated Statements of Comprehensive Income

Net income                                         $     93,000  $      6,000
Other comprehensive income (loss):
  Unrealized gain/(loss) on marketable securities
    available for sale                                    5,000       (25,000)
                                                   ------------- -------------

Total comprehensive income (loss)                  $     98,000  $    (19,000)
                                                   ============= =============



See notes to financial statements                                       F-5



AURIC METALS CORPORATION AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

                                                                                              Accumulated
                                                                                              Other
                             Common Stock                                  Treasury Stock     Comprehensive
                         --------------------  Paid-in      Retained    --------------------  Income/
                          Shares    Amount     Capital      Earnings    Shares      Amount    (Loss)        Total
                         ---------- ---------- ------------ ----------- ---------- ---------- ------------- ------------

Balance - April 1, 1998
  as previously reported  1,000,000 $  10,000  $   343,000  $  206,000     16,000  $ (10,000) $    (57,000) $   492,000
Adjustment to correct
  treasury stock (Note C)                           (8,000)               (13,000)     8,000                          0
                         ---------- ---------- ------------ ----------- ---------- ---------- ------------- ------------

Balance - April  1, 1998
 as adjusted              1,000,000    10,000      335,000     206,000      3,000     (2,000)      (57,000)     492,000
Net income, year ended
  March 31, 1999                                                 6,000                                            6,000
Purchase treasury stock                                                     1,000     (1,000)                    (1,000)
Net change in unrealized
  loss on securities
  available for sale                                                                               (25,000)     (25,000)
                         ---------- ---------- ------------ ----------- ---------- ---------- ------------- ------------

Balance - March 31, 1999  1,000,000    10,000      335,000     212,000      4,000     (3,000)      (82,000)     472,000
Net income, year ended
  March 31, 2000                                                93,000                                           93,000
Purchase treasury stock                                                     1,000     (1,000)                    (1,000)
Net change in unrealized
  loss on securities
  available for sale                                                                                 5,000        5,000
                         ---------- ---------- ------------ ----------- ---------- ---------- ------------- ------------

Balance - March 31, 2000  1,000,000 $  10,000  $   335,000  $  305,000      5,000  $  (4,000) $    (77,000) $   569,000
                         ========== ========== ============ =========== ========== ========== ============= ============




See notes for financial statements                                                                  F-6


AURIC METALS CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows
                                                            March 31,
                                                   ---------------------------
                                                       2000          1999
                                                   ------------- -------------
Cash flows from operating activities:
  Net income                                       $     93,000  $      6,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                        1,000         1,000
      Gain on sale of investment securities            (103,000)
      Increase (decrease) in accrued liabilities          7,000        (1,000)
      Loss on write-off of office equipment               2,000
                                                   ------------- -------------

        Net cash provided by operating activities             0         6,000
                                                   ------------- -------------
Cash flows from investing activities:
  Purchase of investments                               (67,000)      (63,000)
  Proceeds for sale of investments                      113,000
  Purchase of office equipment                                         (4,000)
                                                   ------------- -------------
        Net cash provided by (used in)
         investing activities                            46,000       (67,000)
                                                   ------------- -------------

Cash flows from financing activities:
  Purchase of treasury stock                             (1,000)       (1,000)
                                                   ------------- -------------

Net increase(decrease) in cash and cash equivalents      45,000       (62,000)
Cash and cash equivalents, beginning of period          203,000       265,000
                                                   ------------- -------------

Cash and cash equivalents, end of period           $    248,000  $    203,000
                                                   ============= =============



See notes to financial statements                              F-7

AURIC METALS CORPORATION AND SUBSIDIARY

Notes to Financial Statements
March 31, 2000 and 1999

Note A - The Company and Basis of Presentation

Auric Metals Corporation and subsidiary (the "Company"), is a Nevada corporation. During the year ended March 31, 2000 the Company was engaged in oil and gas exploration, development and production activities. The Company has interests in mining claims in Nevada and has leased out these claims, and a working interest in one oil and gas well near Oklahoma City, Oklahoma which provides nominal revenue.

In May 2000, with the election of new officers and directors, the business strategy of the Company was changed to developing, investing in, and operating internet and other technology related companies (see Note I).

The consolidated financial statements include the accounts of its wholly owned subsidiary, Auric Minerals Corporation. All intercompany balances and transactions have been eliminated.


Note B - Significant Accounting Policies

[1] Cash equivalents:

    The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

[2] Investment securities:

    Investments are comprised of equity securities classified as available for sale and a 25% interest in a partnership. Marketable equity securities which are publicly traded are carried at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. Declines in fair value that are determined to be other than temporary are charged to earnings. Realized gains and losses on sales of investments are included in earnings and are determined on the specific identification method.

    The 25% partnership interest and securities which are not publicly traded are carried at cost (see Notes D and I).

[3] Mineral royalty:

    Mineral royalty income is recognized when earned.

[4] Stock-based compensation:

    The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option grants.

[5] Net earnings per share:

    Basic earning per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is based only on the weighted average number of common share outstanding during the period as the inclusion of stock options would have been antidilutive.


         24                                                   F-8

AURIC METALS CORPORATION AND SUBSIDIARY

Notes to Financial Statements
March 31, 2000 and 1999


Note B - Significant Accounting Policies  (continued)

[6] Use of estimates in the preparation of financial statements:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note C - Adjustment of Previously issued Financial Statements

The previously issued financial statements erroneously over stated treasury stock by approximately 13,000 shares. The financial statements give retro-active effect to this adjustment.


Note D - Investments

The cost and fair value of investments are as follows:

   Marketable equity securities at cost          $ 264,000
   Non-marketable equity securities                137,000
   Partnership interest                              4,000
                                                 ---------

                                                   405,000
   Unrealized losses                               (77,000)
                                                 ---------

Fair value                                       $ 328,000
                                                 =========

In September 1995, the Company acquired for $4,000 a 25% interest in a partnership which held an interest in certain gold prospect claims known as "Robbie claims". The Company's former President has a 25% interest in this partnership.

Nonmarketable equity securities include 9,200 shares (approximately 9% of the outstanding shares) of Corporacion de La Fonda, Inc. ("La Fonda"), a New Mexico hotel operation (see Note I). The Company's former President had an equity interest in and is a Director of La Fonda.


Note E - Stock Options

In September 1997, the Company granted fully vested options to purchase an aggregate of 60,000 shares of the Company's common stock at $0.65 to its officers and directors. These options expired in September 1999.

AURIC METALS CORPORATION AND SUBSIDIARY

Notes to Financial Statements
March 31, 2000 and 1999

Note E - Stock Options  (continued)

The Company applies APB 25 in accounting for stock options and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying SFAS No. 123 on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years.


                                              Year Ended March 31,
               ----------------------------------------------------------------------------------
                                 2000                                     1999
               ---------------------------------------- -----------------------------------------
                                             Weighted                                 Weighted
                                    Weighted Average                         Weighted Average
                                    Average  Remaining                       Average  Remaining
               Price                Exercise Contractual Price               Exercise Contractual
               Per Share  Shares    Price    Life        Per Share Shares    Price    Life
               ---------- --------- -------- ----------- --------- --------- -------- -----------
Options
 outstanding
 at beginning
 of year       $    0.65    60,000  $  0.65   0.5 years  $   0.65    60,000  $  0.65  1.5 years

Options
 expired            0.65   (60,000)    0.65
                          ---------                                ---------
Options
 outstanding
 at end of
 year                            0                                   60,000  $  0.65  0.5 years
                          =========                                =========


Note F - Related Party Transactions

During the years ended March 31, 2000 and 1999, the Company paid $18,000 and $15,000 respectively for administrative services to the Fremont Corp., an entity in which the Company's former President is a principal stockholder (see
Note D with respect to related party investments).


Note G - Income Taxes

For the year ended March 31, 2000, provision for income taxes represents federal income taxes currently payable. At March 31, 1999, the Company had a net operating loss carryforward which was utilized to reduce taxable income.

Reconciliation of the expected federal statutory tax rate to the Company's effective rate, is as follows:


                                        2000           1999
                                   ------------- ------------
  Federal statutory rate                34 %            15 %
  Net operating loss carryforward      (17)            (15)
  Effect of graduated rates             (8)
  Dividends received                    (5)
  Other                                  3
                                   ------------- ------------

   Effective tax rate                     7 %            0 %
                                   ============= ============





AURIC METALS CORPORATION AND SUBSIDIARY

Notes to Financial Statements
March 31, 2000 and 1999


Note H - Fair Values of Financial Instruments

The amount reported in the financial statements for cash and cash equivalents, marketable securities, and accrued liabilities approximates fair market value.
Fair market value of marketable securities was estimated using quoted market prices. For equity securities and the partnership interest where there are no quoted market prices, it was not possible to estimate fair value without incurring significant costs.

                                            Carrying      Fair
                                            Amount        Value
                                            -----------   -----------
     Assets
     ------
     Cash and cash equivalents              $  248,000    $  248,000
     Marketable equity securities              187,000       187,000
     Nonmarketable equity securities
       and partnership interest                141,000           *

     Liabilities
     -----------
     Accrued liabilities                         7,000         7,000

*See Note I below.


Note I - Subsequent events

In May 2000, the Company sold its partnership interest and certain nonmarketable equity securities to its former President for approximately
$26,000.

In May 2000, the Company sold its remaining investment in La Fonda of 9,200 shares to La Fonda for approximately $1,304,000, resulting in a realized gain of approximately $1,188,000. The Company received $104,000 in cash at the closing and a noninterest bearing promissory note for $1,200,000 which has been collected.

In April 2000, the Company entered into an agreement with an outside consultant, who in May 2000 became an officer/director of the Company, the terms of which provided for fees of $120,000 and options to purchase 300,000 shares of the Company's common stock, exercisable at $1.125 per share of which 200,000 options vest on achieving certain milestones which were met in May
2000. The options were valued at approximately $1,234,000 and charged to operations in the period vested. Further, in April 2000, the Company granted to a nonemployee, who in May 2000, became the Chairman and President, an option to purchase 150,000 shares of the Company's common stock exercisable at $3.00 per share. The option was valued at approximately $352,000 on the date of grant and subsequently revalued to $548,000 when he became an employee of the Company. The Company also granted to outside advisors, options to purchase an aggregate of 101,000 shares at exercise prices ranging from $3.90 to $4.81 per share. The options were valued at approximately $411,000 at the date of grant. The cost to be recognized for these options will be measured upon their vesting. The options were valued using the Black Scholes pricing model with the following weighted average assumptions: dividend yield 0%, volatility 176%, risk free interest rate of 6.42% and an expected life of five years, and will be amortized over the venting period.

In June 2000, the Company entered into an agreement with its former stockholder/President whereby he agreed to return 50,000 shares of common stock. In addition, he has agreed to provide certain limited administrative support to the Company. Currently, 3,600 shares have not been received.


                                                                F-11


