Form 10QSB
period 2000-06-30
AURIC METALS CORP
filed 2000-08-30
CIK 8497

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark one)

       X        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   ----------   EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
   ----------   EXCHANGE ACT OF 1934 For the transition period from __________
                to ___________


                         Commission File Number: 0-6334


                            AURIC METALS CORPORATION
       (Exact name of small business issuer as specified in its charter)


         NEVADA                                               87-0281240
(State of Incorporation)                               (IRS Employer ID Number)


          4243 DUNWOODY CLUB DRIVE, SUITE 200, ATLANTA, GEORGIA 30305
                   (Address of principal executive offices)


                              (678) 731-0007 X 206
                (Issuer's telephone number, Including area code)


              1800 E. SAHARA, SUITE 107, LAS VEGAS, NEVADA 89104
  (Former name, former address and former fiscal year, if changed since last report)


                   ----------------------------------------



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 953,600 shares as of August 30, 2000.



      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            AURIC METALS CORPORATION
                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2000




                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS                                                 PAGE

     Condensed Consolidated Balance Sheet of Auric Metals
     Corporation and Subsidiary as of June 30, 2000...................................   3

     Condensed Consolidated Statements of Operations of Auric
     Metals Corporation and Subsidiary for the Three Months Ended
     June 30, 2000 and June 30, 1999..................................................   4

     Condensed Consolidated Statements of Cash Flows
     of Auric Metals Corporation and Subsidiary for the
     Three Months Ended June 30, 2000 and June 30, 1999...............................   5

Notes to Condensed Consolidated Financial Statements..................................   6


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION..........   7


                          PART II - OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS...........................   7

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K ...................................   7

SIGNATURES        ....................................................................   8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    AURIC METALS CORPORATION AND SUBSIDIARY
                                 BALANCE SHEET
                                 JUNE 30, 2000


ASSETS
------
Cash and cash equivalents                                       $ 1,493,000
Investments                                                         125,000
                                                                -----------
                                                                $ 1,618,000
                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Income taxes payable                                            $   337,000
                                                                -----------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
    authorized: 25,000,000 shares;
    issued:  1,000,000 shares                                        10,000
  Additional paid-in capital                                      2,532,000
  Deferred compensation                                            (866,000)
  Unrealized loss on securities
    available for sale                                               (8,000)
  Retained earnings (deficit)                                      (387,000)
                                                                -----------
                                                                  1,281,000
                                                                -----------
                                                                $ 1,618,000
                                                                ===========





See notes to financial statements

                    AURIC METALS CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended
                                                         ------------------
                                               June 30, 2000             June 30, 1999
                                               -------------             -------------

Interest                                        $     1,000                $    2,000
Dividends                                            10,000                    10,000
Realized gain on sale of
  securities, net                                 1,139,000
                                                -----------                ----------
                                                $ 1,150,000                $   12,000
                                                -----------                ----------

EXPENSES:

  Lease expense                                                                 3,000
  General and administrative
     expense                                        185,000                     5,000
  Non-cash compensation charge                    1,527,000
                                                -----------                ----------
                                                  1,512,000                     8,000
                                                -----------                ----------

NET (LOSS) INCOME BEFORE
  INCOME TAXES                                     (362,000)                    4,000

Provision for income taxes                          330,000
                                                -----------                ----------
NET (LOSS) INCOME                               $  (692,000)               $    4,000
                                                ===========                ==========

NET (LOSS) INCOME PER COMMON
  SHARE - basic and diluted                     $     (0.69)               $       --
                                                ===========                ==========


Weighted average number of shares
  Outstanding                                     1,000,000                   996,000

  Dilutive effect of options                                                   13,000
                                                -----------                ----------
Diluted average number of shares                  1,000,000                 1,009,000
                                                ===========                ==========




See notes to financial statements

                    AURIC METALS CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           For The Three Months Ended


                                                                June 30,             June 30,
                                                                  2000                 1999
                                                               -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                 (692,000)        $     4,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of securities                                      (1,139,000)
Non-cash compensation charge                                     1,327,000
Income taxes payable                                               330,000
Accrued expenses                                                                         1,000
                                                               -----------         -----------
Net cash (used in) provided by operating activities               (174,000)              5,000
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of investments                            1,411,000
                                                               -----------
                                                                 1,411,000
                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the sale of treasury stock                             8,000
Purchase of treasury stock                                                              (2,000)
                                                               -----------         -----------
Net cash  provided by (used in) by financing activities              8,000              (2,000)
                                                               -----------         -----------


NET INCREASE IN CASH AND EQUIVALENTS                             1,245,000               3,000
Cash and equivalents, beginning of period                          248,000             203,000
                                                               -----------         -----------
Cash and equivalents, end of period                            $ 1,493,000         $   206,000
                                                               ===========         ===========





See notes to financial statements

AURIC METALS CORPORATION AND SUBSIDIARY

NOTES


THE COMPANY AND BASIS OF PRESENTATION

         Auric Metals Corporation (the "Company") is a Nevada corporation which was previously engaged in the exploration, development and production of natural resource properties primarily through participation with other parties in natural resource joint ventures or other arrangements. The Company held interests in certain natural resource properties and the Company's wholly owned subsidiary, Auric Minerals Corporation (the "Subsidiary"), held a minority interest in Corporacion de La Fonda ("La Fonda") which owns and operates a hotel in Santa Fe, New Mexico.

         In May 2000, the Company nominated new directors to the board and hired new executive officers. With the election of new officers and directors, the business strategy of the Company was changed to developing, investing in and operating internet and other technology companies primarily in the Southeastern United States. In line with this new strategy, the Subsidiary sold its holdings in La Fonda back to La Fonda and, in addition, the Company sold certain other equity securities and a 25% interest in a partnership to its former President. As a result of these transactions, the Company does not currently have any active natural resource projects.

         The Company intends to research and analyze potential investment opportunities and possibly make investments in the second quarter of 2000, though there is no guarantee that any investments will be made. During the first quarter of 2000 the Company made no investments in any other company or property.

          The accompanying unaudited, consolidated, condensed financial statements include the accounts of the Company and the Subsidiary. All intercompany balances and transactions have been eliminated. The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

NET LOSS PER SHARE

         Net loss per share for the three month period ended June 30, 2000 is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the calculation of the net loss per share because their effect would be antidilutive.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain statements contained in this Quarterly Report on Form 10-QSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Auric Metals Corporation to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

LIQUIDITY AND CAPITAL RESOURCES

         Current assets as of June 30, 2000 of $1,493,000 represents an increase in current assets of $1,245,000 from the March 31, 2000 fiscal year end and an increase in current assets of $1,286,802 from the comparable period ending June 30, 1999. Total assets as of June 30, 2000 of $1,618,000 represents an increase in total assets of $1,042,000 from the March 31, 2000 fiscal year end and an increase in total assets from the comparable period ending June 30, 1999 of $1,117,836. These increases in current assets and total assets were primarily due to the sale by the Subsidiary of its remaining holdings in La Fonda.

         While management believes that this sale and the resulting increase in cash should assist the Company with its plans to move in its new direction, the Company continues to seek additional capital. As of the date of this report there are no firm arrangements that provide for such additional capital.

RESULTS OF OPERATIONS

         For the three months ended June 30, 2000 and 1999, the Company recorded revenues of $1,150,000 and $12,000, respectively. This increase in revenue of $1,138,000 is due principally to the gain on the sale of the Subsidiary's holdings in La Fonda. Total expenses for the three months ended June 30, 2000 and 1999 were $1,512,000 and $8,000, respectively. This increase is primarily due to consulting fees of $120,000 and a non-cash compensation charge of $1,327,000 related to non-qualified options granted to Mr. Ratajczak and Mr. Schwartz prior to their appointment as officers, and options granted to advisors, resulting in a net loss for the three months ended June 30, 2000 of $692,000 compared to net income for the comparable period ended June 30, 1999 of $4,000.


                          PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

         On April 11, 2000, the Company granted stock options to purchase 300,000 shares at an exercise price of $1.25 per share to Mr. Schwartz in conjunction with the consulting agreement between Mr. Schwartz and the Company. In April, the Company granted stock options to purchase 150,000 shares at an exercise price of $3.00 per share to Mr. Ratajczak in conjunction with Mr. Ratajczak's appointment as an officer and director of the Company. In April and June 2000, the Company granted options to advisors to purchase an aggregate 101,000 shares at exercise prices ranging from $3.90 to $4.81 The options issued to Mr. Schwartz and Mr. Ratajczak are more thoroughly described in the Company's 8-K for May 17, 2000.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     (27) Financial Data Schedule.............................................9



(b)      Reports on Form 8-K

         The Company filed two reports on Form 8-K for the three month period ending June 30, 2000 as follows:

         (i) On May 17, 2000, the Company filed a Current Report on Form 8-K to report or disclose: under Item 1 the change in control of the Company; under Item 2 the sale of the the holdings in La Fonda by the Subsidiary; under
Item 6 the resignation of certain directors; and under Item 7 certain financial statements and exhibits.

         (ii) On July 5, 2000, the Company filed a Current Report on Form 8-K to report under Item 4 the change in the Company's certifying accountant.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AURIC METALS CORPORATION


                                               By: /s/Marc J. Schwartz
                                                   -------------------
                                                   Marc J. Schwartz
                                                   Vice President/Treasurer


Dated:  August 30, 2000