Form 10QSB
period 2000-09-30
BRAINWORKS VENTURES INC
filed 2000-11-20
CIK 8497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
   [  ]   EXCHANGE ACT OF 1934 For the transition period from         to
                                                              -------    -------

                         Commission File Number: 0-6334


                            BRAINWORKS VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 87-0281240
(State of Incorporation)                               (IRS Employer ID Number)


           4243 DUNWOODY CLUB DRIVE, SUITE 200, ATLANTA, GEORGIA 30305
                    (Address of principal executive offices)


                              (678) 731-0007 X 206
                (Issuer's telephone number, Including area code)


                            AURIC METALS CORPORATION
      (Former name, former address and former fiscal year, if changed since last report)


                           --------------------------


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 954,548 shares as of November 17, 2000.



       Transitional Small Business Disclosure Format (check one): Yes    No [X]

                            BRAINWORKS VENTURES, INC.
                              INDEX TO FORM 10-QSB
             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000



                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS                                                              PAGE

     Condensed Consolidated Balance Sheet of Brainworks Ventures, Inc.
     and Subsidiary as of September 30, 2000.........................................................3

     Condensed Consolidated Statements of Income of Brainworks Ventures, Inc.
     and Subsidiary for the Three Months and Six Months Ended
     September 30, 2000 and September 30, 1999.......................................................4

     Condensed Consolidated Statements of Cash Flows
     of Brainworks Ventures, Inc. and Subsidiary for the
     Six Months Ended September 30, 2000 and September 30, 1999......................................5

     Notes to Condensed Consolidated Financial Statements............................................6


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.........................7


                           PART II - OTHER INFORMATION

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................8

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K ..................................................8

SIGNATURES        ...................................................................................8

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                               September 30, 2000

ASSETS

                 Cash and equivalents                                      $ 1,347,000
                 Investments                                                   205,000
                                                                           -----------
                   Total assets                                            $ 1,552,000
                                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

                 Accounts payable                                          $    59,000
                 Income taxes payable                                          323,000
                                                                           -----------
                   Total liabilities                                           382,000
                                                                           -----------

STOCKHOLDERS' EQUITY

                 Common stock, $0.01 par value;
                   authorized: 25,000,000 shares                           $    10,000
                 Additional paid-in capital                                  2,743,000
                 Deferred compensation                                        (672,000)
                 Treasury stock, 46,405 shares at cost                        (212,000)
                 Retained earnings (deficit)                                  (699,000)
                                                                           -----------
                   Total stockholder equity                                  1,170,000
                                                                           -----------

                   Total liabilities and stockholders equity               $ 1,552,000
                                                                           ===========



See accompanying notes to condensed consolidated financial statements.

                    BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                        Consolidated Statements Of Income
                    For The Three And Six Month Periods Ended

                                                        Three months                                Six months
                                                      ended September 30,                        ended September 30,
                                              ---------------------------------           ---------------------------------
                                                 2000                   1999                  2000                  1999
INCOME                                        -----------           -----------           -----------           -----------
  Interest and other income                   $    11,000           $     2,000           $    12,000           $     4,000
  Dividends                                                                                    10,000                10,000
  Realized gain/(loss) on sale of
    securities, net
                                                  (19,000)                                  1,120,000
                                              -----------           -----------           -----------           -----------

                                                   (8,000)                2,000             1,142,000                14,000
                                              -----------           -----------           -----------           -----------

EXPENSES:

  Lease expense                                                                                                       3,000
  General and administrative expense              110,000                                     295,000                33,000
  Non-cash compensation charge                    194,000                28,000             1,521,000
                                              -----------           -----------           -----------
                                                  304,000                28,000             1,816,000                36,000
                                              -----------           -----------           -----------           -----------

NET LOSS BEFORE INCOME TAXES                     (312,000)              (26,000)             (674,000)              (22,000)
  Provision for income taxes                                                                  330,000
                                              -----------           -----------           -----------           -----------

NET LOSS                                      $  (312,000)          $   (26,000)          $(1,004,000)          $   (22,000)
                                              ===========           ===========           ===========           ===========

  NET LOSS PER COMMON SHARE-
    basic and diluted                         $     (0.33)          $     (0.03)          $     (1.03)          $     (0.02)
                                              ===========           ===========           ===========           ===========

  Weighted average number of shares-
    outstanding, basic and diluted                954,000               981,000               977,000               984,000
                                              ===========           ===========           ===========           ===========


See accompanying notes to condensed consolidated financial statements.

                    BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                      Consolidated Statement Of Cash Flows
                         For The Six Month Period Ended


                                                                  September 30,            September 30,
                                                                      2000                     1999
                                                                  -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                          $(1,004,000)             $   (22,000)
Adjustments to reconcile net income to net cash
  provided by operating activities:
Gain on sale of securities                                         (1,120,000)
Non-cash compensation charge                                        1,521,000
Income taxes payable                                                  316,000                   19,000
Accounts payable and accrued payables                                  59,000
                                                                  -----------              -----------
Net cash (used in) operating activities                              (228,000)                  (3,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of investments                               1,524,000
Purchase of investments                                              (205,000)                 (67,000)
                                                                  -----------              -----------
Net cash provided by (used in) investing activities                 1,319,000                  (67,000)
                                                                  -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the sale of treasury stock                                8,000
Purchase of treasury stock                                                                      (2,000)
                                                                                           -----------
Net cash provided by (used in) financing activities                     8,000                   (2,000)
                                                                  -----------              -----------

NET INCREASE (DECREASE) IN CASH AND                                 1,099,000                  (72,000)
 EQUIVALENTS
Cash and equivalents, beginning of period                             248,000                  203,000
                                                                  -----------              -----------
Cash and equivalents, end of period                               $ 1,347,000              $   131,000
                                                                  ===========              ===========


See accompanying notes to consolidated financial statements.

                    BRAINWORKS VENTURES, INC. AND SUBSIDIARY
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2000


THE COMPANY AND BASIS OF PRESENTATION

         Brainworks Ventures, Inc. (the "Company") is a Nevada corporation which was previously engaged in the exploration, development and production of natural resource properties primarily through participation with other parties in natural resource joint ventures or other arrangements. The Company held interests in certain natural resource properties, and the Company's wholly owned subsidiary, Auric Minerals Corporation (the "Subsidiary"), held a minority interest in Corporacion de La Fonda ("La Fonda") which owns and operates a hotel in Santa Fe, New Mexico.

         In May 2000, the Company nominated new directors to the board and hired new executive officers. With the election of new officers and directors, the business strategy of the Company was changed to developing, investing in and operating internet and other technology companies primarily in the Southeastern United States. In line with this new strategy, the Subsidiary sold its holdings in La Fonda back to La Fonda and, in addition, the Company sold certain other equity securities and a twenty-five percent (25%) interest in a partnership to its former President. As a result of these transactions, the Company does not currently have any active natural resource projects.

         The accompanying unaudited, consolidated, condensed financial statements include the accounts of the Company and the Subsidiary. All intercompany balances and transactions have been eliminated. The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

         In June, 2000 the Company entered into an agreement with James Fouts, former President of the Company, whereby Mr. Fouts agreed to return 50,000 shares of the Company's common stock to the Company for cancellation. In addition, he has agreed to provide certain limited administrative support to the Company. As of the date of this Form 10-Q, Mr. Fouts has not delivered 3,600 of the agreed 50,000 shares to the Company for cancellation.

NET LOSS PER SHARE

         Net loss per share for the three and six month periods ended September 30, 2000 and September 30, 1999 is computed based on the weighted average number of common shares outstanding. Common shares issuable upon the exercise of options are not included in the calculation of the net loss per share because their effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain statements contained in this Quarterly Report on Form 10-QSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Brainworks Ventures, Inc. to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

LIQUIDITY AND CAPITAL RESOURCES

         Current assets as of September 30, 2000 of $1,347,000 represents an increase in total assets of $1,099,000 from the March 31, 2000 fiscal year end and an increase in current assets of $1,215,554 from the comparable period ended September 30, 1999. Current assets as of September 30, 2000 consist of cash and cash equivalents in the amount of $1,347,000. Total assets as of September 30, 2000 of $1,552,000 represents an increase in total assets of $976,000 from the March 31, 2000 fiscal year end and an increase in current assets of $1,079,090 from the comparable period ended September 30, 1999. These increases in current assets and total assets were primarily due to the sale by the Subsidiary of it remaining holdings in La Fonda.

         The Company is currently seeking suitable investment opportunities in technology companies. The Company believes it has adequate capital and liquidity at the present time to make such investments, unless the Company should enter into a transaction requiring substantial capital, and to sustain its operations for the next six months. The Company is currently seeking additional capital.

         During the quarter ended September 30, 2000, the Company liquidated marketable securities previously held by it and received $88,692.60 in cash therefor.

         In July, 2000 the Company invested in two Atlanta area technology companies. The Company invested $100,000 in Mostchoice.com, Inc., an on-line financial services company that provides insurance and financial planning services via the internet, and in return the Company received 100,000 shares of common stock in Mostchoice.com, Inc. and a warrant to purchase 100,000 shares of such common stock. The Company also invested $105,000 in Agentware, Inc., a corporation that develops internet infrastructure software that enables content syndication solutions, and in return the Company received 150,000 shares of common stock in Agentware, Inc.

RESULTS OF OPERATIONS

         For the three months ended September 30, 2000 and September 30, 1999, the Company recorded revenues of ($8,000) and $2,000, respectively, and expenses of $304,000 and $28,000, respectively, resulting in a net loss before provision of income taxes of $312,000 and $26,000, respectively.

         For the six months ended September 30, 2000 and September 30, 1999, the Company recorded revenues of $1,142,000 and $14,000, respectively, and expenses of $1,816,000 and $36,000, respectively, resulting in a net loss before the provision of income taxes for such period of $674,000 and $22,000, respectively. This increase in revenue of $1,128,000 is due principally to the gain on sale of the Subsidiary's holdings in La Fonda.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

     (3)(i)  Certificate of Amendment to Articles of Incorporation......9

     (27)    Financial Data Schedule (for SEC use only)................10

(b)          Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BRAINWORKS VENTURES, INC.


                                              By: /s/ Marc J. Schwartz
                                              ---------------------------------
                                              Marc J. Schwartz
                                              Vice President/Treasurer


Dated:  November 20, 2000