Form 10QSB
period 1997-06-30
BRAINWORKS VENTURES INC
filed 2001-02-13
CIK 8497

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
      __________________________________________________________________

(Mark one)
   [XX]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

   [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

   _______________________________________________________________________

                       Commission File Number: 0-6334

                          BRAINWORKS VENTURES, INC.
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


          4243 Dunwoody Club Drive, Suite 200 Atlanta, Georgia 30305
        --------------------------------------------------------------
                   (Address of Principal Executive Offices)

     Issuer's Telephone Number including Area Code: (678) 731-0007 X 206

                           AURIC METALS CORPORATION
                        -----------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO[ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 950,953 shares as of February 12, 2001.

Transitional Small Business Disclosure Format (check one): YES [ ]   NO [XX]

                          BRAINWORKS VENTURES, INC.

               Form 10-QSB for the Quarter ended June 30, 1997



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

                               EXPLANATORY NOTE
                               ----------------

     The financial data and other information contained in this report speak as of the period covered by the report and do not adequately reflect the current status of the Company. For current information regarding the Company, please review the Company's current filings with the Securities and Exchange Commission.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
                                BALANCE SHEETS
                       June 30, 1997 and March 31, 1997


                                    ASSETS


                                                (Unaudited)
                                                June 30, 1997  March 31, 1997
                                               --------------  --------------
CURRENT ASSETS:
Cash and cash equivalents                      $      23,814   $      26,103
                                               --------------  --------------
Total Current Assets                                  23,814          26,103
                                               --------------  --------------
INVESTMENTS:
Marketable equity securities (Note 3)                 95,500          92,010
Other investments (Note 3)                           154,356         154,356
                                               --------------  --------------
                                                     249,856         246,366
                                               --------------  --------------
PROPERTY AND EQUIPMENT AT COST
Equipment                                              1,573           1,573
                                               --------------  --------------
                                                       1,573           1,573
Accumulated depreciation                              (1,258)         (1,180)
                                               --------------  --------------
                                                         315             393

                                               $     273,985   $     272,862
                                               ==============  ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities                            $           -    $        649
                                               --------------  --------------
Total Current Liabilities                                  -             649
                                               --------------  --------------
STOCKHOLDERS' EQUITY:

Common stock, $0.01 par value; Authorized:
 25,000,000 shares; Issued: 1,000,000 shares
 (including treasury stock)                           10,000          10,000

Additional paid-in capital                           342,847         342,847

Unrealized loss on securities
 available for sale (Note 3)                         (60,751)        (64,241)

Accumulated earnings                                  (8,136)         (6,418)

Common stock in treasury at no cost
  15,511 shares                                       (9,975)         (9,975)
                                               --------------  --------------
                                                     273,985         272,213
                                               --------------  --------------
                                               $     273,985   $     272,862
                                               ==============  ==============

            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
              UNAUDITED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
              For the Three Months Ended June 30, 1997 and 1996



                                                June 30, 1997   June 30, 1996
                                                -------------   -------------
REVENUES:
Oil and gas sales                               $          -    $          -
Mineral royalty                                            -               -
Mineral lease                                              -               -
Interest income                                        1,002               -
Dividends                                                  -               -
                                                -------------   -------------
                                                       1,002               -
                                                -------------   -------------
EXPENSES:
Mineral exploration                                        -               -
Mineral claims leasing                                     -               -
Depreciation                                              79              78
Legal and accounting                                   1,500           1,500
Travel and lodging                                         -               -
Directors' fees                                            -               -
Office expense (Note 5)                                    -           2,000
General and Administrative                             1,140             978
                                                -------------   -------------
                                                       2,719           4,556
                                                -------------   -------------
NET INCOME (LOSS)                               $     (1,717)   $     (4,556)
                                                =============   =============

NET INCOME (LOSS) PER COMMON SHARE              $          -    $          -
                                                =============   =============
Weighted average number of shares outstanding
 (excluding treasury stock)                          984,489         984,489
                                                =============   =============



            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
               UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS
                  Three Months Ended June 30, 1997 and 1996




                                                 June 30,1997   June 30, 1996
                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                $     (1,718)  $     (4,556)

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion, amortization
    and valuation allowance                                78             78

  Increase (decrease) in accrued liabilities             (649)          (514)
                                                 -------------   ------------
Total adjustments                                        (571)          (436)
                                                 -------------   ------------
Net cash provided (used) by operating activities       (2,289)        (4,992)

NET (DECREASE) IN CASH AND EQUIVALENTS                 (2,289)        (4,992)

Cash and equivalents, beginning of period              26,103         29,261
                                                 -------------   ------------

Cash and equivalents, end of period              $     23,814    $    24,269
                                                 =============   ============




            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997

(1)  Operations:
     ----------

       Brainworks Ventures, Inc., formerly Auric Metals Corporation (the "Company"), was incorporated in Utah in May of 1969 to engage in mineral exploration. In 1985, the Company became a Nevada corporation by merging with a wholly-owned Nevada corporation created solely for the purpose of changing the Company's state of domicile. In subsequent years, the Company has also engaged in oil and gas exploration, development and production activities.
The Company holds working interests in various patented and unpatented mining claims in the Tintic Mining District of Utah. The Company leases mining claims near Elko, Nevada from Hillcrest Mining Company of Denver and has subleased the claims to United States Steel Corporation. The Company presently holds a working interest in one oil and gas well near Oklahoma City, Oklahoma which provides nominal revenue.

(2)    Significant Accounting Policies:
       -------------------------------

Cash Equivalents:
----------------

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months to be cash equivalents.

Principles of consolidation:
----------------------------

       The consolidated financial statements include the accounts of Auric Minerals Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

Investment securities
---------------------

       Management determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. Available-for-sale securities consist of marketable equity securities not classified as trading securities. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders' equity.

Investment in unconsolidated affiliates:
---------------------------------------

        Investments in affiliated companies in which ownership is 20% or more are carried at the Company's original cost plus equity in earnings since date of acquisition.

        Investments in less than 20% owned affiliates are carried at cost or estimated net realizable amounts, whichever is lower.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997


(2)     Significant Accounting Policies continued:
        -----------------------------------------

Mining:
--------

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

(3)   Investments consist of the following at June 30, 1997:
      -----------------------------------------------------

Robbie claims investment
------------------------

      The Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James F. Fouts is also an owner of a 25% interest in these claims.

LaFonda investment
------------------

      The Company owned, as of June 30, 1997, 10,000 shares of the common stock of Corporacion De La Fonda, Inc., or approximately 10% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $102,648 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have been recognized under the assumption that undistributed earnings would eventually be distributed as dividends, thereby qualifying for dividends-received deductions. If the undistributed earnings are eventually received in taxable transactions other than as dividends, an unrecognized tax of approximately $34,900 under current rates could result.

       The Company's equity in the underlying net assets of La Fonda exceeds the carrying value of the investment. Since the Company's President, Mr. James F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997

(3)   Investments continued:
      -----------------------

                                             June 30,
                                               1997
                                           -----------
     Robbie claims investment              $     3,567
     LaFonda investment                        150,789
                                           ------------
     Other investments                     $   154,356
                                           ============

Dynamic Oil Ltd.
----------------

     Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At June 30, 1997 marketable investments classified as available for sale included the following:

                                                       1997
                                                 ---------------
Dynamic Oil Ltd. shares at cost                  $      156,251

Gross unrealized holding loss                            60,751
                                                 ---------------
Dynamic Oil Ltd. at fair value                   $       95,500
                                                 ===============


No sales of Dynamic Oil were made in 1997 to date.

(4)   Stock options:
      -------------

      Following is a summary of activity under all stock option plans for the period ended June 30, 1997:


                                    Number         Option Price
                                    of Shares      Per Share     Total
                                    -------------- ------------- -------------
Balance at April 1, 1995                   48,000  $       0.60  $     28,800

     No activity                                -                           -
                                    --------------               -------------
Balance at March 31, 1996                  48,000                      28,800

     Expired                              (48,000)                    (28,800)
                                    --------------               -------------
Balance at March 31, 1997                       -                           -

     No activity                                -                           -
                                    --------------               -------------
Balance at June 30, 1997                        -                           -
                                    ==============               =============

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997


(5)    Related party transactions:
       ---------------------------

      The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. No payments were made during the current fiscal quarter to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments, when made, are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment.

(6)   Federal and state income tax:
      ----------------------------

      Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At June 30, 1997, the Company had, for federal tax reporting purposes, an operating loss carryforward of approximately $234,000. This carryforward begins to expire in 2010. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997



                                            June 30, 1997
                                       ----------------------
                                        Carrying          Fair
                                         Amount          Value
                                       ------------ ------------
Assets:
-------

Cash and cash equivalents              $    23,814  $    23,814

Marketable securities                       95,500       95,500

Other investments:

Investment for which it is not
 practicable to determine fair
 market value:                             150,789            -

Other investment                             3,567        3,567

Liabilities:
------------

Accrued liabilities                              -            -

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

                               Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)   Results of Operations

      Brainworks Ventures, Inc., formerly Auric Metals Corporation (the "Company"), is a Nevada Corporation, which was previously engaged until May, 2000, in the exploration, development and production of natural resource properties primarily through participation with other parties in natural resource joint ventures or other arrangements. Prior to May, 2000, the Company held interests in certain natural resource properties and the Company's wholly owned subsidiary, Auric Minerals Corporation (the "Subsidiary"), held a minority interest in Corporacion de La Fonda ("La Fonda") which owns and operates a hotel in Santa Fe, New Mexico. In May, 2000, the Company changed management, changed its business direction, and sold certain assets, including an interest in La Fonda, and an interest in a natural resource partnership. As a result of these transactions, the Company no longer has any active natural resource properties.

      As of June, 1997, the Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net sales,
revenues, or income from continuing operations.   There have been no events
which have caused material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

     This report is being filed in an effort to bring the Company's quarterly reports current for 1997 and 1998 and, therefore, the figures represented in the accompanying financial statements do not necessarily reflect the Company's financial condition at the present time. For the three months ended June 30, 1997 and 1996, the Company had revenues of $1,002 and $0, respectively, expenses of $2,719 and $4,556, respectively, resulting in a net loss of $1,717 and $4,556, respectively.

(2)   Liquidity and Capital Resources

      The Company did not experience a material change in financial condition during the quarter. At June 30, 1997, the Company had total assets of $273,985, no current liabilities, and stockholders' equity of $273,985. As of the year ended March 31, 1997, the Company had total assets of $272,862, total current liabilities of $649 and stockholders' equity of $272,213. Current assets as of June 30, 1997 consisted of cash and cash equivalents in the amount of $23,814; marketable equity securities and other investments in the amount of $249,856; and equipment in the amount of $1,573 less depreciation.

                         Part II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 1997, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

Item 5 - Other Information

         During the calendar years 1997 and 1998, the Company filed annual reports on Form 10-KSB, but failed to file quarterly reports on Form 10-QSB. This report, along with other quarterly reports, are being filed in an effort to bring the Company's quarterly reports current for 1997 and 1998.
Therefore, the figures represented in the accompanying financial statements do not necessarily reflect the Company's financial condition at the present time.

         In May, 2000, the Company changed management, changed its business direction, and sold certain assets, including its subsidiary's interest in Corporacion de La Fonda ("La Fonda"), to La Fonda, and an interest in a natural resource partnership, to its former President. As a result of these transactions, the Company no longer has any active natural resource properties.


Item 6 - Exhibits and Reports on Form 8-K

         None.

                                  SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRAINWORKS VENTURES, INC.



Date: February 12, 2001              By: /s/ Marc J. Schwartz
                                         -------------------------------
                                            Marc J. Schwartz
                                            Vice President and Chief
                                            Financial Officer