Form 10QSB
period 1997-09-30
BRAINWORKS VENTURES INC
filed 2001-02-13
CIK 8497

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
      __________________________________________________________________

(Mark one)
    [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

    [   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

   ________________________________________________________________________

                       Commission File Number: 0-6334

                          BRAINWORKS VENTURES, INC.
             ---------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

             NEVADA                                      87-0281240
--------------------------------                  ----------------------
(State or other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

          4243 Dunwoody Club Drive, Suite 200 Atlanta, Georgia 30305
     -------------------------------------------------------------------
                   (Address of Principal Executive Offices)

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

    Transitional Small Business Disclosure Format (check one):  YES[ ] NO [XX]

                          BRAINWORKS VENTURES, INC.

             Form 10-QSB for the Quarter ended September 30, 1997

                              Table of Contents

Part I - Financial Information                                          Page

  Item 1.  Financial Statements                                            3

  Item 2.  Management's Discussion and Analysis or Plan of Operation      12

Part II - Other Information

  Item 1.  Legal Proceedings                                              13

  Item 2.  Changes in Securities                                          13

  Item 3.  Defaults Upon Senior Securities                                13

  Item 4.  Submission of Matters to a Vote of Security Holders            13

  Item 5.  Other Information                                              13

  Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                                14

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
                                BALANCE SHEETS
                    September 30, 1997 and March 31, 1997

                                    ASSETS


                                               (Unaudited)
                                              Sept. 30, 1997   March 31, 1997
                                              --------------   --------------
CURRENT ASSETS:
Cash and cash equivalents                     $      58,743    $      26,103
Receivable from sales of investment                 179,996                -
                                              --------------   --------------
Total Current Assets                                238,739           26,103
                                              --------------   --------------
INVESTMENTS:
Marketable equity securities (Note 3)                95,500           92,010
Other investments (Note 3)                          129,224          154,356
                                              --------------   --------------
                                                    224,724          246,366
                                              --------------   --------------
PROPERTY AND EQUIPMENT AT COST
Equipment                                             1,573            1,573
                                              --------------   --------------
                                                      1,573            1,573
Accumulated depreciation                             (1,337)          (1,180)
                                              --------------   --------------
                                                        236              393
                                              $     463,699    $     272,862
                                              ==============   ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities                           $           -    $         649
                                              --------------   --------------
Total current liabilities                                 -              649
                                              --------------   --------------
STOCKHOLDERS' EQUITY:

Common stock, $0.01 par value; Authorized:
 25,000,000 shares; Issued: 1,000,000 shares
 (including treasury stock)                          10,000           10,000

Additional paid-in capital                          342,847          342,847

Unrealized loss on securities
 available for sale (Note 3)                        (60,751)         (64,241)

Accumulated earnings                                181,578           (6,418)

Common stock in treasury at cost 15,511 shares       (9,975)          (9,975)
                                              --------------   --------------
                                                    463,699          272,213
                                              --------------   --------------
                                              $     463,699    $     272,862
                                              ==============   ==============


            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
              UNAUDITED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
            For the Three Months Ended September 30, 1997 and 1996
             For the Six Months Ended September 30, 1997 and 1996


                           Three        Three        Six          Six
                           Months       Months       Months       Months
                           1997         1996         1997         1996
                           ------------ ------------ ------------ ------------
REVENUES:
Oil and gas sales          $       407  $       492  $       407  $       492
Mineral royalty                      -            -            -            -
Mineral lease                        -            -            -            -
Interest income                  1,002            -        2,004            -
Dividends                            -            -            -            -
Gain on sale of securities     214,869            -      214,869            -
                           ------------ ------------ ------------ ------------
                               216,278          492      217,280          492
                           ------------ ------------ ------------ ------------
EXPENSES:
Mineral exploration                  -        3,614            -        3,614
Mineral claims leasing           6,639        2,900        6,639        2,900
Depreciation                        79           78          157          157
Legal and accounting             3,847        4,478        5,347        5,978
Travel and lodging               8,029        2,455        8,029        2,455
Directors' fees                  1,797        2,396        1,797        2,396
Office expense (Note 5)          2,000        6,000        2,000        8,000
General and Administrative       4,172        4,714        5,314        5,692
                           ------------ ------------ ------------ ------------
                                26,563       26,635       29,283       31,192

                           ------------ ------------ ------------ ------------
NET INCOME (LOSS)          $   189,715  $   (26,143) $   187,997  $   (30,700)
                           ============ ============ ============ ============
NET INCOME (LOSS) PER
 COMMON SHARE              $      0.19  $     (0.03) $      0.19  $     (0.03)
                           ============ ============ ============ ============

NET INCOME (LOSS) PER
 COMMON SHARE - ASSUMING
 DILUTION                  $      0.19  $     (0.03) $      0.19  $     (0.03)
                           ============ ============ ============ ============

Weighted average number of
 shares outstanding
 (excluding treasury stock)    984,489      984,489      984,489      984,489
                           ============ ============ ============ ============
Weighted average number
 of shares                     984,489      984,489      984,489      984,489
Dilutive effect of options      13,442            -       13,442            -
                           ------------ ------------ ------------ ------------
Diluted average number
  of shares                    997,931      984,489      997,931      984,489
                           ============ ============ ============ ============

            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
               UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS
                Three Months Ended September 30, 1997 and 1996


                                                 September 30, September 30,
                                                      1997         1996
                                                 ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                $    187,996  $    (30,700)

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion, amortization
   and valuation allowance                                157           157

  Increase (decrease) in accrued liabilities             (649)         (514)

  Gain on sale of investment securities               214,869             -
                                                 ------------- -------------
Total adjustments                                    (215,361)         (357)
                                                 ------------- -------------

Net cash provided (used) by operating activities      (27,365)      (31,057)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Gross proceeds from sale of securities               60,004             -

                                                 ------------- -------------
   Net cash provided by investing activities           60,004             -

CASH FLOWS FROM FINANCING ACTIVITIES:

   Loan proceeds                                            -        10,000
                                                 ------------- -------------
   Net cash provided by financing activities                -        10,000


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        32,639       (21,057)

Cash and equivalents, beginning of period              26,103        29,261
                                                 ------------- -------------
Cash and equivalents, end of period              $     58,742  $      8,204
                                                 ============= =============


            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997



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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997


(2)    Significant Accounting Policies continued:
       ------------------------------------------

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

(3)   Investments consist of the following at September 30, 1997:

Robbie claims investment
------------------------

      The Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James F. Fouts is also an owner of a 25% interest in these claims.

LaFonda investment
------------------

       The Company owned, as of September 30, 1997, 10,000 shares of the common stock of Corporacion De La Fonda, Inc., or approximately 10% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $102,648 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have been recognized under the assumption that undistributed earnings would eventually be distributed as dividends, thereby qualifying for dividends-received deductions. If the undistributed earnings are eventually received in taxable transactions other than as dividends, an unrecognized tax of approximately $34,900 under current rates could result.

      The Company's equity in the underlying net assets of La Fonda exceeds the carrying value of the investment. Since the Company's President, Mr. James F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997


(3)   Investments continued:
      ----------------------
                                                         Sept. 30,
                                                         1997
                                                         ----------
        Robbie claims investment                         $    3,567
        LaFonda investment                                  125,657
                                                         ----------
        Other investments                                $  129,224
                                                         ==========


Dynamic Oil Ltd.
---------------

      Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At September 30, 1997 marketable investments classified as available for sale included the following:


                                                     1997
                                               ----------------
Dynamic Oil Ltd. shares at cost                $       156,251

Gross unrealized holding loss                           60,751
                                               ----------------
Dynamic Oil Ltd. at fair value                 $        95,500
                                               ================

     No sales of Dynamic Oil were made in 1997.

(4)    Stock options:
       -------------

       Following is a summary of activity under all stock option plans for the period ended September 30, 1997:


                                    Number         Option Price
                                    of Shares      Per Share     Total
                                    -------------- ------------- -------------
Balance at April 1, 1995                   48,000  $       0.60  $     28,800

     No activity                                -                           -
                                    --------------               -------------
Balance at March 31, 1996                  48,000                      28,800

     Expired                              (48,000)                    (28,800)
                                    --------------               -------------
Balance at March 31, 1997                       -                           -

     Granted                               60,000          0.65        39,000
                                    --------------               -------------
Balance at September 30, 1997              60,000          0.65  $     39,000
                                    ==============               =============

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

(4)    Stock options - continued:
       -------------------------

       The Company has adopted FASB statement No. 123, "accounting for Stock-Based Compensation" as of April 1, 1996. Statement 123 allows for the Company to account for its stock option plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" using the intrinsic value method. In September 1997 the Company granted options to officers and directors permitting each to purchase 15,000 shares at $0.65 per share. Options expire in September 1999. Had compensation cost for the Company's stock-based compensation plan (60,000 options granted to officers and directors in 1997) been determined based on the fair value at the grant date consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                                        Six Months
                                                        Ended Sept. 30,
                                                        1997
                                                        --------------
Net income                              As reported     $     187,997
                                        Pro forma       $     157,891

Primary earnings per share              As reported     $         .22
                                        Pro forma       $         .19

Fully diluted earnings per share        As reported     $         .21
                                        Pro forma       $         .18

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

(5)     Related party transactions:
        --------------------------

        The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $2,000 were made during the current fiscal year to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments, when made, are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

(6)     Federal and state income tax:
        ----------------------------

        Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At September 30, 1997, the Company had, for federal tax reporting purposes, an operating loss carryforward of approximately $73,000. This carryforward begins to expire in 2010. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997


                                             September 30, 1997
                                        -----------------------------
                                           Carrying        Fair
                                            Amount        Value
                                        --------------- -------------
Assets:
-------

Cash and cash equivalents               $       58,743  $     58,743

Account receivable                             179,996       179,996

Marketable securities                           95,500        95,500

Other investments:

Investment for which it is not
 practicable to determine fair
 market value:                                 125,657             -

Other investment                                 3,567         3,567

Liabilities:
-----------

Accrued liabilities                                  -             -



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

     As of September, 1997, the Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net
sales, revenues, or income from continuing operations.   There have been no
events which have caused material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

     This report is being filed in an effort to bring the Company's quarterly reports current for 1997 and 1998 and, therefore, the figures represented in the accompanying financial statements do not necessarily reflect the Company's financial condition at the present time. For the three months ended September 30, 1997 and 1996, the Company had revenues of $216,278 and $492, respectively, expenses of $26,563 and $26,635, respectively, resulting in net income of $189,715 and a net loss of $26,143, respectively. For the six months ended September 30, 1997 and 1996, the Company had revenues of $217,280 and $492, respectively, expenses of $29,283 and $31,192, respectively, resulting in net income of $187,997 and a net loss of $30,700, respectively.

(2)  Liquidity and Capital Resources

     The Company did not experience a material change in financial condition during the quarter. At September 30, 1997, the Company had total assets of $463,699, no current liabilities, and stockholders' equity of $463,699. As of the year ended March 31, 1997, the Company had total assets of $272,862, total current liabilities of $649 and stockholders' equity of $272,213. Current assets as of September 30, 1997 consisted of cash and cash equivalents in the amount of $58,743; receivable from sales of investment in the amount of $179,996; marketable equity securities and other investments in the amount of $224,724; and equipment in the amount of $1,573 less depreciation.

                         Part II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended September 30, 1997, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

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