Form 10QSB
period 1997-12-31
BRAINWORKS VENTURES INC
filed 2001-02-13
CIK 8497

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
      __________________________________________________________________

  (Mark one)

    [ XX ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997

    [    ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

    ______________________________________________________________________

                       Commission File Number: 0-6334

                          BRAINWORKS VENTURES, INC.
           -------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

       NEVADA                                      87-0281240
--------------------------------                 ----------------
(State or other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                    Identification No.)


          4243 Dunwoody Club Drive, Suite 200 Atlanta, Georgia 30305
         -----------------------------------------------------------
                   (Address of Principal Executive Offices)

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

                          BRAINWORKS VENTURES, INC.

             Form 10-QSB for the Quarter ended December 31, 1997

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
                                BALANCE SHEETS
                     December 31, 1997 and March 31, 1997

                                    ASSETS


                                                (Unaudited)
                                                Dec. 31, 1997  March 31, 1997
                                                -------------- --------------

CURRENT ASSETS:
Cash and cash equivalents                       $     261,315  $      26,103
Receivable from sales of investment                     6,000              -
                                                -------------- --------------
Total Current Assets                                  267,315         26,103
                                                -------------- --------------
INVESTMENTS:
Marketable equity securities (Note 3)                  95,500         92,010
Other investments (Note 3)                            129,224        154,356
                                                -------------- --------------
                                                      224,724        246,366
                                                -------------- --------------
PROPERTY AND EQUIPMENT AT COST
Equipment                                               1,573          1,573
                                                -------------- --------------
                                                        1,573          1,573
Accumulated depreciation                               (1,416)        (1,180)
                                                -------------- --------------
                                                          157            393
                                                $     492,196  $     272,862
                                                ============== ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued liabilities                             $           -  $         649
                                                -------------- --------------
Total Current Liabilities                                   -            649
                                                -------------- --------------

STOCKHOLDERS' EQUITY:

Common stock, $0.01 par value; Authorized:
25,000,000 shares; Issued: 1,000,000 shares
(including treasury stock)                             10,000         10,000

Additional paid-in capital                            342,847        342,847

Unrealized loss on securities
available for sale (Note 3)                           (60,751)       (64,241)

Accumulated earnings                                  210,075         (6,418)

Common stock in treasury at no cost 15,511 shares      (9,975)        (9,975)
                                                -------------- --------------
                                                      492,196        272,213
                                                -------------- --------------
                                                $     492,196  $     272,862
                                                ============== ==============


            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
              UNAUDITED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
            For the Three Months Ended December 31, 1997 and 1996
             For the Nine Months Ended December 31, 1997 and 1996

                          Three        Three        Nine         Nine
                          Months       Months       Months       Months
                          1997         1996         1997         1996
                          ------------ ------------ ------------ ------------
REVENUES:
Oil and gas sales         $         -  $         -  $       407  $       492
Mineral royalty                25,000       25,000       25,000       25,000
Mineral lease                       -            -            -            -
Interest income                 1,002            -        3,006            -
Dividends                      10,000        6,600       10,000        6,600
Gain on sale of securities          -            -      214,869            -
                          ------------ ------------ ------------ ------------
                               36,002       31,600      253,282       32,092
                          ------------ ------------ ------------ ------------
EXPENSES:
Mineral exploration                 -            -            -        3,614
Mineral claims leasing              -            -        6,639        2,900
Depreciation                       79           78          236          235
Legal and accounting              540            -        5,887        5,978
Travel and lodging               (154)         411        7,875        2,866
Directors' fees                     -            -        1,797        2,396
Office expense (Note 5)         4,000            -        6,000        8,000
General and Administrative      3,040        4,758        8,354       10,450
                          ------------ ------------ ------------ ------------
                                7,505        5,247       36,788       36,439
                          ------------ ------------ ------------ ------------
NET INCOME (LOSS)         $    28,497  $    26,353  $   216,494  $    (4,347)
                          ============ ============ ============ ============
NET INCOME (LOSS) PER
COMMON SHARE              $      0.03  $      0.03  $      0.22            -
                          ============ ============ ============ ============
NET INCOME (LOSS) PER
 COMMON SHARE - ASSUMING
 DILUTION                 $      0.03  $      0.03  $      0.22            -
                          ============ ============ ============ ============
Weighted average number
 of shares outstanding
 (excluding treasury stock)   984,489      984,489      984,489      984,489
                          ============ ============ ============ ============
Weighted average number
 of shares                    984,489      984,489      984,489
Dilutive effect of options     13,442            -       13,442            -
                          ------------ ------------ ------------ ------------
Diluted average number
 of shares                    997,931      984,489      997,931      984,489
                          ============ ============ ============ ============



      The accompanying notes are an integral part of these consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
               UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 Nine Months Ended December 31, 1997 and 1996


                                                   December 31,  December 31,
                                                       1997          1996
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                  $    216,494  $     (4,347)

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion, amortization
   and valuation allowance                                  236           235

  Increase (decrease) in accrued liabilities               (649)       24,486

  Gain on sale of investment securities                 217,869             -
                                                   ------------- -------------

Total adjustments                                        25,110          (399)
                                                   ------------- -------------

Net cash provided (used) by operating activities          1,212        20,374

CASH FLOWS FROM INVESTING ACTIVITIES

  Gross proceeds from sale of securities                234,000             -
                                                   ------------- -------------

  Net cash provided by investing activities             234,000             -

NET INCREASE IN CASH AND EQUIVALENTS                    235,212        20,374

Cash and equivalents, beginning of period               203,489        29,261
                                                   ------------- -------------

Cash and equivalents, end of period                $    261,315  $     49,635
                                                   ============= =============



            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

(2)   Significant Accounting Policies continued:
      -----------------------------------------

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

(3)     Investments consist of the following at December 31, 1997:
      ---------------------------------------------------------

Robbie claims investment
------------------------

      The Company acquired a 25% interest in the "Robbie" gold prospect claims owned by Hi-Tech Exploration at a cost of $3,567. The Company's President, Mr. James F. Fouts is also an owner of a 25% interest in these claims.

LaFonda investment
------------------

      The Company owned, as of December 31, 1997, 10,000 shares of the common stock of Corporacion De La Fonda, Inc., or approximately 10% of that company's outstanding shares. De La Fonda, Inc. is a New Mexico hotel operation. Prior to 1984, the Company owned more than 20% of De La Fonda and accounted for its investment by the equity method. Since 1983, the Company's investment has been less than 20% and the cost method of accounting has been used. The carrying value of the investment includes $102,648 of cumulative undistributed earnings of La Fonda added to the investment under the equity method. Income taxes have been recognized under the assumption that undistributed earnings would eventually be distributed as dividends, thereby qualifying for dividends-received deductions. If the undistributed earnings are eventually received in taxable transactions other than as dividends, an unrecognized tax of approximately $34,900 under current rates could result.

     Since the Company's President, Mr. James F. Fouts, has positions, interests or shareholdings, in La Fonda, any transaction between the Company and this entity cannot be deemed to be at arm's length

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997


(3)    Investments continued:
       ---------------------

                                                  December 31,
                                                       1997
                                                  --------------
          Robbie claims investment                $       3,567
          LaFonda investment                            125,657
                                                  --------------
          Other investments                       $     129,224
                                                  ==============

Dynamic Oil Ltd.
---------------

     Effective April 1, 1994, the Company adopted SFAS No. 115 on accounting for certain investments in debt and equity securities. This new standard requires that available-for-sale investments in securities that have readily determinable fair values be measured at fair value in the balance sheet and that unrealized holding gains and losses for these investments be reported in a separate component of stockholders' equity until realized. At December 31, 1997 marketable investments classified as available for sale included the following:


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

(4)     Stock options:
        -------------

     Following is a summary of activity under all stock option plans for the period ended December 31, 1997:

                                                  Option Price
                             Number of Shares     Per Share     Total
                             ----------------     -----------   ------------
Balance at April 1, 1995              48,000      $    0.60     $    28,800

    No activity                         -                              -
                             ----------------                   ------------
Balance at March 31, 1996             48,000                         28,800

    Expired                          (48,000)                       (28,800)
                             ----------------                   ------------
Balance at March 31, 1997                  -                              -

    Granted                           60,000      $    0.65          39,000
                             ----------------                   ------------
Balance at December 31, 1997          60,000      $    0.65     $    39,000
                             ================                   ============

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997


(4)     Stock options - continued:
        --------------------------

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

                                                   Nine Months
                                                   Ended Dec. 31,
                                                   1997
                                                   --------------
Net income                           As reported   $     216,494
                                     Pro forma     $     186,388

Primary earnings per share           As reported   $         .22
                                     Pro forma     $         .19

Fully diluted earnings per share     As reported   $         .21
                                     Pro forma     $         .18

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

(5)   Related party transactions:
      --------------------------

     The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $6,000 were made during the current nine months to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997


(6)   Federal and state income tax:
      ----------------------------

      Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of the change in accounting principle is immaterial. At December 31, 1997, the Company had, for federal tax reporting purposes, an operating loss carryforward of approximately $45,000. This carryforward begins to expire in 2010. No benefit has been reported in the financial statements, however, because the Company believes there is at least a 50% chance that the carryforward will expire unused. Accordingly, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1997

                                    December 31, 1997
                                Carrying          Fair
                                Amount            Value
                              -------------   -------------
Assets:
------
Cash and cash equivalents     $    261,315    $    261,315
Account receivable                   6,000           6,000
Marketable securities               95,500          95,500

Other investments:
Investment for which it is not
 practicable to determine fair
 market value:                     125,657               -
Other investment                     3,567           3,567

Liabilities:
-----------
Accrued liabilities                      -               -

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

     As of December 31, 1997, the Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net
sales, revenues, or income from continuing operations.   There have been no
events which have caused material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

     This report is being filed in an effort to bring the Company's quarterly reports current for 1997 and 1998 and, therefore, the figures represented in the accompanying financial statements do not necessarily reflect the Company's financial condition at the present time. For the three months ended December 31, 1997 and 1996, the Company had revenues of $36,002 and $31,600, respectively, expenses of $7,505 and $5,247, respectively, resulting in net income of $28,497 and $26,353, respectively. For the nine months ended December 31, 1997 and 1996, the Company had revenues of $253,282 and $32,092 respectively, and expenses of $36,788 and $36,439 respectively, resulting in net income of $216,494 and a net loss of $4,347, respectively.

(2)  Liquidity and Capital Resources

     The Company did not experience a material change in financial condition during the quarter, and during the calendar year ended December 31, 1997. At December 31, 1997, the Company had total assets of $492,196, resulting from a gain on the sale of securities, no current liabilities, and stockholders' equity of $492,196. As of the year ended March 31, 1997, the Company had total assets of $272,862, total current liabilities of $649 and stockholders' equity of $272,213. Current assets as of December 31, 1997, consisted of cash and cash equivalents in the amount of $261,315; receivable from sales of investment of $6,000; marketable equity securities and other investments in the amount of $224,724; and equipment in the amount of $1,573 less depreciation.

                         Part II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended December 31, 1997, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

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

     In May, 2000, the Company changed management, changed its business direction, and sold certain assets, including its subsidiary's interest in Corporation de La Fonda ("La Fonda"), to La Fonda, and an interest in a natural resource partnership, to its former President. As a result of these transactions, the Company no longer has any active natural resource properties.


Item 6 - Exhibits and Reports on Form 8-K

         None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRAINWORKS VENTURES, INC.




Date: February 12, 2001             By: /s/ Marc J. Schwarz
                                      ---------------------------
                                           Marc J. Schwartz
                                           Vice President and Chief Financial
                                           Officer