Form 10QSB
period 1998-06-30
BRAINWORKS VENTURES INC
filed 2001-02-13
CIK 8497

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
      __________________________________________________________________

(Mark one)
   [XX]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

   [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

     ____________________________________________________________________

                       Commission File Number: 0-6334

                          BRAINWORKS VENTURES, INC.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

             NEVADA                                  87-0281240
    -------------------------------               -------------------
   (State or other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


          4243 Dunwoody Club Drive, Suite 200 Atlanta, Georgia 30305
      -----------------------------------------------------------------
                   (Address of Principal Executive Offices)

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

                          BRAINWORKS VENTURES, INC.

               Form 10-QSB for the Quarter ended June 30, 1998

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
                                BALANCE SHEETS
                       June 30, 1998 and March 31, 1998


                                                    (Unaudited)
                                                      June 30,     March 31
                                                       1998          1998
                                                   ------------- -------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $    265,680  $    264,819
                                                   ------------- -------------
    Total Current Assets                                265,680       264,819
                                                   ------------- -------------
INVESTMENTS:
  Marketable equity securities (Notes 3)                 95,520        99,500
  Other investments (Note 3)                            129,224       129,224
                                                   ------------- -------------
                                                        224,744       228,724
                                                   ------------- -------------
PROPERTY AND EQUIPMENT AT COST
  Equipment                                               1,573         1,573
                                                   ------------- -------------
                                                          1,573         1,573
  Accumulated depreciation                               (1,704)       (1,494)
                                                   ------------- -------------
                                                           (131)           79
                                                   ------------- -------------
                                                   $    490,293  $    493,622
                                                   ============= =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                              $          -  $      1,028
                                                   ------------- -------------
    Total current liabilities                                 -         1,028
                                                   ------------- -------------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
   Authorized: 25,000,000 shares
   Issued: 1,000,000 shares
   (including treasury stock)                            10,000        10,000
  Additional paid-in capital                            342,847       342,847
  Unrealized loss on securities
   available for sale (Note 3)                          (60,731)      (56,751)
  Accumulated earnings                                  209,202       206,473
  Common stock in treasury at cost
   18,511 shares June 30, 1998
   15,511 shares March 31, 1998                         (11,025)       (9,975)
                                                   ------------- -------------
                                                        490,293       492,594
                                                   ------------- -------------
                                                   $    490,293  $    493,622
                                                   ============= =============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
              UNAUDITED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
              For the Three Months Ended June 30, 1998 and 1997

                                                       Three        Three
                                                       Months       Months
                                                        1998         1997
                                                   ------------- -------------
REVENUES:
  Oil and gas sales                                $        323  $          -
  Mineral royalty                                             -             -
  Interest income                                           995         1,002
  Dividends                                              10,000             -
                                                   ------------- -------------
                                                         11,318         1,002
                                                   ------------- -------------
EXPENSES:
  Mineral exploration                                         -             -
  Mineral claims leasing                                  2,900             -
  Depreciation                                              210            79
  Legal and accounting                                    1,500         1,500
  Travel and lodging                                          -             -
  Directors' fees                                             -             -
  Office expense (Note 5)                                 2,000             -
  General and administrative                              1,979         1,141
                                                   ------------- -------------
                                                          8,589         2,720
                                                   ------------- -------------
INCOME (LOSS)                                      $      2,729  $    ( 1,718)
                                                   ============= =============

NET INCOME (LOSS) PER COMMON SHARE-basic           $          -  $          -
                                                   ============= =============
Weighted average number of shares outstanding
 (excluding treasury stock)                             981,309       983,489
                                                   ============= =============

            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
               UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS
                  Three Months Ended June 20, 1998 and 1997

                                                      June 30,      June 30,
                                                        1998         1997
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                  $      2,729  $     (1,718)

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, depletion, amortization
   and valuation allowance                                  210            78
  Increase (decrease) in accrued liabilities             (1,028)         (649)
                                                   ------------- -------------
  Total adjustments                                        (818)         (571)
                                                   ------------- -------------
  Net cash provided (used) by operating activities        1,911        (2,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                             (1,050)            -
                                                   ------------- -------------
  Net cash (used) by financing activities                (1,050)            -
                                                   ------------- -------------
NET (DECREASE) IN CASH AND EQUIVALENTS                      861        (2,289)
Cash and equivalents, beginning of period               264,819        26,103
                                                   ------------- -------------

Cash and equivalents, end of period                $    265,680  $     23,814
                                                   ============= =============



            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998

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

(2)   Significant Accounting Policies:
      --------------------------------

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

Investment securities
----------------------

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998

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

(3)  Investments consist of the following at June 30, 1998 and March 31, 1998:
     -------------------------------------------------------------------------

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998


(3)    Investments continued:
       ---------------------

                                               June 30,      March 31
                                                1998           1998
                                            ------------- --------------
     Robbie claims investment               $      3,567  $       3,567
     LaFonda investment                          125,657        125,657
                                            ------------- --------------
     Other investments                      $    129,224  $     129,224
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

                                                    June 30,      March 31,
                                                     1998          1998
                                                -------------- --------------
 Dynamic Oil Ltd. shares at cost                $     156,251  $     156,251

 Gross unrealized holding loss                         60,731         56,751
                                                -------------- --------------

 Dynamic Oil Ltd. at fair value                 $      95,520  $      99,500
                                                ============== ==============
No sales of Dynamic Oil were made in 1998.

(4)    Stock options:
       -------------

Following is a summary of activity under all stock option plans for the three-year period ended December 31, 1998:

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998

(4)   Stock options continued:
      ------------------------

                                                           Option Price
                                                     -----------------------
                                       Number of     Per
                                       Shares        Share    Total
                                      -------------- -------- --------------

Balance at April 1, 1995                     48,000  $  0.60  $      28,800

   No Activity                                    -                       -
                                      --------------          --------------
Balance at March 31, 1996                    48,000                  28,800

   Expired                                  (48,000)                (28,800)
                                      --------------          --------------
Balance at March 31, 1997                         -                       -

   Granted                                   60,000     0.65         39,000
                                      --------------          --------------
Balance at March 31, 1998                    60,000     0.65         39,000

   No activity                                    -                       -
                                      --------------          --------------
Balance at June 30, 1998                     60,000     0.65  $      39,000
                                      ==============          ==============


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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998

(4)    Stock options continued:
       -----------------------

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

(5)    Related party transactions:
       ---------------------------

The amounts paid to officers and directors have not been, in any sense, negotiated at arm's length. Payments of $9,000 were made during the six months ended September 30, 1998 to The Fremont Corp., a corporation in which the Company's president is principal shareholder. These payments are for office use, bookkeeping and clerical services. Refer to Note (3) for additional related party transactions related to the Robbie claims investment and the LaFonda investment.

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998



                               June 30, 1998           March 31, 1998
                            ------------------------ ------------------------
                            Carrying     Fair        Carrying     Fair
                            Amount       Value       Amount       Value
                            ------------ ----------- ------------ -----------
Assets:
------

Cash and cash equivalents   $   265,680  $  265,680  $   264,819  $  264,819
Marketable securities            95,520      95,520       99,500      99,500
Other investments:
Investment for which it is
 not practicable to determine
 fair market value              125,657           -      125,657           -
Other investment                  3,567       3,567        3,567       3,567

Liabilities:
------------

Accrued liabilities                   -           -        1,028       1,028


The carrying amounts reported in the summary table, above, are shown in the balance sheets using the same account titles and carrying amounts.

The fair value of a ten percent investment in common stock on an untraded company (Corporation De La Fonda, Inc.) is not disclosed, because it was not practicable to estimate the fair value. The Company has received dividends averaging $1.16 per share over the last five years.

                               Part I - Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)   Results of Operations

       Brainworks Ventures, Inc., formerly Auric Metals Corporation (the "Company"),is a Nevada Corporation, which was previously engaged until May, 2000, in the exploration, development and production of natural resource properties primarily through participation with other parties in natural resource joint ventures or other arrangements. Prior to May, 2000, the Company held interests in certain natural resource properties and the Company's wholly owned subsidiary, Auric Minerals Corporation (the "Subsidiary"), held a minority interest in Corporacion de La Fonda ("La Fonda") which owns and operates a hotel in Santa Fe, New Mexico. In May, 2000, the Company changed management, changed its business direction, and sold certain assets, including an interest in La Fonda, and an interest in a natural resource partnership. As a result of these transactions, the Company no longer has any active natural resource properties.

      As of June 30, 1998, the Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net sales,
revenues, or income from continuing operations.   There have been no events
which have caused material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

      This report is being filed in an effort to bring the Company's quarterly reports current for 1997 and 1998 and, therefore, the figures represented in the accompanying financial statements do not necessarily reflect the Company's financial condition at the present time. For the three months ended June 30, 1998 and 1997, the Company had revenues of $11,318 and $1,002, respectively, expenses of $8,589 and $2,720, respectively, resulting in net income of $2,729 and a net loss of $1,718, respectively.

(2)   Liquidity and Capital Resources

      The Company did not experience a material change in financial condition during the quarter or the past fiscal year. At June 30, 1998, the Company had total assets of $490,293, resulting from a gain on the sale of securities, no current liabilities, and stockholders' equity of $490,293. As of the year ended March 31, 1998, the Company had total assets of $493,622, total current liabilities of $1,028 and stockholders' equity of $493,622. Current assets as of June 30, 1998, consisted of cash and cash equivalents in the amount of $265,680; marketable equity securities and other investments in the amount of $224,744; and equipment in the amount of $1,573 less depreciation.

                         Part II - Other Information

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities

         None.

Item 3 - Defaults on Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         During the quarter ended June 30, 1998, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

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

                                       BRAINWORKS VENTURES, INC.



Date: February 12, 2001                 By: /s/ Marc J. Schwartz
                                         -----------------------------
                                           Marc J. Schwartz
                                           Vice President and Chief
                                           Financial Officer