Form 10QSB
period 1998-09-30
BRAINWORKS VENTURES INC
filed 2001-02-13
CIK 8497

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
      __________________________________________________________________

(Mark one)
 [XX]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

 [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

   ________________________________________________________________________

                       Commission File Number: 0-6334

                          BRAINWORKS VENTURES, INC.
                 --------------------------------------------
            (Exact name of Registrant as specified in its Charter)

             NEVADA                                     87-0281240
     (State or other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


          4243 Dunwoody Club Drive, Suite 200 Atlanta, Georgia 30305
          ----------------------------------------------------------
                   (Address of Principal Executive Offices)

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

                          BRAINWORKS VENTURES, INC.

             Form 10-QSB for the Quarter ended September 30, 1998

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
                                BALANCE SHEETS
                    September 30, 1998 and March 31, 1998

                                                    (Unaudited)
                                                      Sept. 30,     March 31,
                                                       1998          1998
                                                   ------------- -------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $    180,505  $    264,819
                                                   ------------- -------------
    Total Current Assets                                180,505       264,819
                                                   ------------- -------------
INVESTMENTS:
  Marketable equity securities (Notes 3)                146,448        99,500
  Other investments (Note 3)                            129,224       129,224
                                                   ------------- -------------
                                                        275,672       228,724
                                                   ------------- -------------
PROPERTY AND EQUIPMENT AT COST
  Equipment                                               5,375         1,573
                                                   ------------- -------------
                                                          5,375         1,573
  Accumulated depreciation                               (1,911)       (1,494)
                                                   ------------- -------------
                                                          3,464            79
                                                   ------------- -------------
                                                   $    459,641  $    493,622
                                                   ============= =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued liabilities                              $          -  $      1,028
                                                   ------------- -------------
    Total current liabilities                                 -         1,028
                                                   ------------- -------------
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value;
   Authorized: 25,000,000 shares
   Issued: 1,000,000 shares
   (including treasury stock)                            10,000        10,000
  Additional paid-in capital                            342,847       342,847
  Unrealized loss on securities
   available for sale (Note 3)                          (72,505)      (56,751)
  Accumulated earnings                                  190,324       206,473
  Common stock in treasury at cost
   18,511 shares September 30, 1998,
   15,511 shares March 31, 1998                         (11,025)       (9,975)
                                                   ------------- -------------
                                                        459,641       492,594
                                                   ------------- -------------
                                                   $    459,641  $    493,622
                                                   ============= =============

            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
              UNAUDITED STATEMENTS OF CONSOLIDATED INCOME (LOSS)
            For the Three Months Ended September 30, 1998 and 1997
             For the Six Months Ended September 30, 2998 and 1997

                              Three        Three         Six          Six
                              Months       Months       Months       Months
                               1998         1997         1998         1997
                           ------------ ------------ ------------ ------------
REVENUES:
 Oil and gas sales         $         -  $       407  $       323  $       407
 Mineral royalty                     -            -            -            -
 Interest income                 2,710        1,002        3,705        2,004
 Dividends                      10,000            -       20,000            -
                           ------------ ------------ ------------ ------------
                                12,710        1,409       24,028        2,411
                           ------------ ------------ ------------ ------------
EXPENSES:
 Mineral exploration               284            -          284            -
 Mineral claims leasing          3,567        6,639        6,467        6,639
 Depreciation                      210           79          420          157
 Legal and accounting            3,984        3,847        5,484        5,347
 Travel and lodging              7,638        8,029        7,638        8,029
 Directors' fees                 2,995        1,797        2,995        1,797
 Office expense (Note 5)         7,000        2,000        9,000        2,000
 General and administrative      5,910        4,173        7,889        5,315
                           ------------ ------------ ------------ ------------
                                31,588       26,564       40,177       29,284
                           ------------ ------------ ------------ ------------
OTHER INCOME
 Gain on sale of securities          -      214,869            -      214,869
                           ------------ ------------ ------------ ------------
INCOME (LOSS)              $   (18,878) $   189,714  $   (16,149) $   187,996
                           ============ ============ ============ ============
NET INCOME (LOSS) PER
 COMMON SHARE-basic        $     ( .02) $       .19  $      (.02) $       .19
                           ============ ============ ============ ============
Weighted average number of
 shares outstanding
 (excluding treasury stock)    981,309      983,489      982,030      983,820
                           ============ ============ ============ ============



            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
               UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS
                 Six Months Ended September 30, 1998 and 1997

                                                      Sept. 30,    Sept. 30,
                                                       1998          1997
                                                   ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                  $    (16,149) $    187,996

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation, depletion, amortization
   and valuation allowance                                  420           157
  Gain on sale of investment securities                       -       214,869
  Increase (decrease) in accrued liabilities             (1,028)         (649)
                                                   ------------- -------------

  Total adjustments                                        (608)     (215,361)
                                                   ------------- -------------

  Net cash provided (used) by operating activities      (16,757)      (27,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment securities                 -        60,006
  Purchase of securities and other investments          (62,705)            -
  Purchase of office equipment                            3,801             -
                                                   ------------- -------------
  Net cash (used) by investing activities               (66,506)       60,006

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                             (1,050)            -
                                                   ------------- -------------
  Net cash (used) by financing activities                (1,050)            -
                                                   ------------- -------------

NET (DECREASE) IN CASH AND EQUIVALENTS                  (84,313)       32,641
Cash and equivalents, beginning of period               264,819        26,103
                                                   ------------- -------------
Cash and equivalents, end of period                $    180,506  $     58,744
                                                   ============= =============


            The accompanying notes are an integral part of these
                      consolidated financial statements.

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998

(2)   Significant Accounting Policies continued:
      -----------------------------------------

Depreciation:
------------

Equipment is recorded at cost and depreciated on a straight-line method over a five year estimated useful life.

(3) Investments consist of the following at September 30,1998 and March 31, 1998:

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

                                          Sept. 30,   March 31
                                            1998        1998
                                        ----------- -----------
     Robbie claims investment           $    3,567  $    3,567
     LaFonda investment                    125,657     125,657
                                        ----------- -----------
     Other investments                  $  129,224  $  129,224
                                        =========== ===========
Dynamic Oil Ltd.
----------------

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998


(3) Investments continued:
    ---------------------

                                             Sept. 30,     March 31,
                                               1998         1998
                                          -------------- --------------
 Dynamic Oil Ltd. shares at cost          $     281,953  $     156,251

 Gross unrealized holding loss                   72,505         56,751
                                          -------------- --------------

 Dynamic Oil Ltd. at fair value           $     146,448  $      99,500
                                          ============== ==============

No sales of Dynamic Oil were made in 1998.

(4) Stock options:
    -------------

Following is a summary of activity under all stock option plans for the three-year period ended December 31, 1998:


                                                         Option Price
                                                       --------------------
                                       Number of       Per
                                       Shares          Share    Total
                                       --------------- -------- -----------
Balance at April 1, 1995                       48,000  $  0.60  $   28,800

    No Activity                                     -                    -
                                       ---------------          -----------
Balance at March 31, 1996                      48,000               28,800

    Expired                                   (48,000)             (28,800)
                                       ---------------          -----------
Balance at March 31, 1997                           -                    -

    Granted                                    60,000     0.65      39,000
                                       ---------------          -----------
Balance at March 31, 1998                      60,000     0.65      39,000

    No activity                                     -                    -
                                       ---------------          -----------
Balance at September 30, 1998                  60,000     0.65  $   39,000
                                       ===============          ===========

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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998


(4)   Stock options continued:
      -----------------------
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

                   BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                     (Formerly Auric Metals Corporation)
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998


(8)    Fair values of financial instruments:
       -------------------------------------

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

                               September 30, 1998      March 31, 1998
                               ----------------------- -----------------------
                               Carrying    Fair        Carrying    Fair
                               Amount      Value       Amount      Value
                               ----------- ----------- ----------- -----------
Assets:
------

Cash and cash equivalents      $  180,505  $  180,505  $  264,819  $  264,819
Marketable securities             146,448     146,448      99,500      99,500
Other investments:
Investment for which it is not
 practicable to determine fair
 market value                     125,657           -     125,657           -
Other investment                    3,567       3,567       3,567       3,567

Liabilities:
-----------

Accrued liabilities                     -           -       1,028       1,028


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

     As of September 30, 1998, the Company is not aware of any trends that have or are reasonably likely to have a material impact on its liquidity, net
sales, revenues, or income from continuing operations.   There have been no
events which have caused material changes from period to period in one or more line items of the financial statements or any seasonal aspects that have had a material effect on the financial condition or results of operation.

     This report is being filed in an effort to bring the Company's quarterly reports current for 1997 and 1998 and, therefore, the figures represented in the accompanying financial statements do not necessarily reflect the Company's financial condition at the present time. For the three months ended September 30, 1998 and 1997, the Company had revenues of $12,710 and $1,409, respectively, expenses of $31,588 and $26,564, respectively, resulting in a net loss of $18,878, and net income of $189,714, respectively. For the six months ended September 30, 1998 and 1997, the Company had revenues of $24,028 and $2,411, respectively, expenses of $40,177 and 29,284, respectively, resulting in a net loss of $16,149 and net income of $187,996, respectively.

(2)     Liquidity and Capital Resources

     The Company did not experience a material change in financial condition during the quarter or the past fiscal year. At September 30, 1998, the Company had total assets of $459,641, resulting from a gain on the sale of securities, no current liabilities, and stockholders' equity of $459,641. As of the year ended March 31, 1998, the Company had total assets of $493,622, total current liabilities of $1,028 and stockholders' equity of $493,622. Current assets as of September 30, 1998, consisted of cash and cash equivalents in the amount of $180,505; marketable equity securities and other investments in the amount of $275,672; and equipment in the amount of $5,375 less depreciation.

                         Part II - Other Information

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults on Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     During the quarter ended September 30, 1998, the Company held no regularly scheduled, called or special meetings of shareholders during the reporting period, nor were any matters submitted to a vote of this Company's security holders.

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