Form 10QSB
period 2000-12-31
BRAINWORKS VENTURES INC
filed 2001-02-20
CIK 8497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

    [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
           EXCHANGE ACT OF 1934 For the transition period from
                      to
           ----------    -----------

For the transition period from              to
                               ------------    -----------

                         Commission File Number: 0-6334


                            BRAINWORKS VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)


         NEVADA                                                 87-0281240
(State of Incorporation)                                (IRS Employer ID Number)


             101 MARIETTA STREET, SUITE 3450, ATLANTA, GEORGIA 30303
                    (Address of principal executive offices)


                              (404) 524-1667 X 3272
                (Issuer's telephone number, Including area code)


                            AURIC METALS CORPORATION
           4243 DUNWOODY CLUB DRIVE, SUITE 200, ATLANTA, GEORGIA 30305 (Former name, former address and former fiscal year, if changed since last report)

                    ----------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 950,953 shares as of February 9, 2001.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            BRAINWORKS VENTURES, INC.
                              INDEX TO FORM 10-QSB
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000



                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS                                                               PAGE

     Consolidated Balance Sheet
     of December 31, 2000.............................................................................. 3

     Consolidated Statements of Operations
     for the Three and Nine Months Ended
     December 31, 2000 and December 31, 1999........................................................... 4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended
     December 31, 2000 and December 31, 1999........................................................... 5

     Notes to Consolidated Financial Statements........................................................ 6


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION........................... 6


                           PART II - OTHER INFORMATION

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................. 7

ITEM 5            OTHER INFORMATION ................................................................... 8

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K .................................................... 8

SIGNATURES        ..................................................................................... 9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 2000



  ASSETS
   Cash and cash equivalents                           $ 1,328,000
   Investments                                             205,000
                                                       -----------
     Total current assets                                1,533,000
   Fixed assets                                             67,000
                                                       -----------
     Total assets                                      $ 1,600,000
                                                       ===========

  LIABILITIES AND STOCKHOLDERS EQUITY

  LIABILITIES
   Accounts payable                                    $     7,000
   Income taxes payable                                    323,000
                                                       -----------

     Total liabilities                                 $   330,000
                                                       ===========

  STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value
   authorized: 25,000,000 shares;
   issued and outstanding: 954,000 shares              $    10,000
   Additional paid-in capital                            2,568,000
   Deferred compensation                                  (509,000)
   Retained earnings (deficit)                            (799,000)
                                                       -----------

     Total stockholders' equity                          1,270,000
                                                       -----------

     Total liabilities and stockholders' equity        $ 1,600,000
                                                       ===========

See accompanying notes to consolidated financial statements.

                    BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                      Consolidated Statements Of Operations
                   For The Three and Nine Month Periods Ended

                                                 Three months ended December 31,     Nine months ended December 31,
                                                 -------------------------------     ------------------------------

REVENUES:                                            2000               1999               2000             1999
                                                 -----------         ----------        -----------         --------

 Interest Income                                 $    26,000         $   27,000        $    38,000         $ 31,000
 Dividends                                                               10,000             10,000           20,000
 Realized gain on sale of securities, net                                                1,120,000
 Sale of mineral lease properties                    200,000                               200,000
                                                 -----------         ----------        -----------         --------
                                                     226,000             37,000          1,368,000           51,000
                                                 -----------         ----------        -----------         --------

EXPENSES

 Mineral lease expense                                                    3,000                               3,000
 General and administrative                          127,000                               422,000           36,000
 Non-cash compensation charge                        199,000                             1,720,000
                                                 -----------         ----------        -----------         --------
                                                     326,000              3,000          2,142,000           39,000
                                                 -----------         ----------        -----------         --------
NET (LOSS) INCOME BEFORE INCOME TAXES:              (100,000)            34,000           (774,000)          12,000
 Provision for income taxes                                                                330,000
                                                 -----------         ----------        -----------         --------
NET (LOSS) INCOME                                $  (100,000)        $   34,000        $(1,104,000)        $ 12,000
                                                 ===========         ==========        ===========         ========

NET (LOSS) INCOME PER COMMON SHARE
   Basic and diluted                             $     (0.10)        $     0.03        $     (1.14)        $   0.01
                                                 ===========         ==========        ===========         ========


Weighted average number of shares
outstanding                                          954,000            981,000            969,000          982,000
                                                 ===========         ==========        ===========         ========


See accompanying notes to consolidated financial statements.

                    BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                      Consolidated Statements Of Cash Flows
                         For The Nine Month Period Ended


                                                                December 31, 2000   December 31, 1999
                                                                -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                                  $(1,104,000)        $  12,000
Adjustments to reconcile net income to net cash provided by
  operating activities
  Depreciation                                                                             1,000
  Non-cash compensation charge                                       1,720,000
  Gain on sale of securities                                        (1,120,000)
  Income taxes payable                                                 317,000
  Accounts payable                                                       7,000            24,000
                                                                   -----------         ---------
    Net cash (used in) provided by operating activities               (180,000)           37,000
                                                                   -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets                                             (67,000)
  Proceeds from the sale of investments                              1,524,000
  Purchase of investments                                             (205,000)          (67,000)
                                                                   -----------         ---------
    Net cash provided by (used in) investing activities              1,252,000           (67,000)
                                                                   -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of treasury stock                                   8,000
  Purchase of treasury stock                                                              (2,000)
                                                                   -----------         ---------
    Net cash provided by (used in) financing activities                  8,000            (2,000)
                                                                   -----------         ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      1,080,000           (32,000)
Cash and equivalents, beginning of period                              248,000           204,000
                                                                   -----------         ---------
Cash and equivalents, end of period                                $ 1,328,000         $ 172,000
                                                                   ===========         =========


See accompanying notes to consolidated financial statements.

                    BRAINWORKS VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


THE COMPANY AND BASIS OF PRESENTATION

         Brainworks Ventures, Inc. (the "Company"), formerly known as Auric Metals Corporation, is a Nevada corporation which was previously engaged in the exploration, development and production of natural resource properties primarily through participation with other parties in natural resource joint ventures or other arrangements. The Company held interests in certain natural resource properties, and the Company's wholly own subsidiary, Auric Minerals Corporation, held a minority interest in Corporacion de La Fonda ("La Fonda") which owns and operates a hotel in Santa Fe, New Mexico.

         In May 2000, the Company nominated new directors to the board and hired new executive officers. With the election of new officers and directors, the business strategy of the Company was changed to developing, investing in and operating internet and other technology companies located primarily in the Southeastern United States. In line with this new strategy, the Company sold its holdings in La Fonda back to La Fonda and, in addition, sold certain other equity securities and a 25% interest in a partnership to its former President. As a result of these transactions, the Company does not currently have any active natural resource investments.

         The accompanying unaudited, consolidated, condensed financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered for fair presentation, have been included. Operating results for the three-month and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

NET (LOSS) INCOME PER SHARE

         Basic and diluted (loss) income per share for the three and nine month periods ended December 31, 2000 and December 31, 1999 is computed based on the weighted average number of common shares outstanding.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain statements contained in this Quarterly Report on Form 10-QSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Brainworks Ventures, Inc. to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets as of December 31, 2000 of $1,533,000 represents an increase of $1,285,000 from the March 31, 2000 fiscal year end. Total assets as of December 31, 2000 of $1,600,000 represents an increase in total assets of $1,024,000 from the March 31, 2000 fiscal year end. These increases in current assets and total assets were primarily due to the sale by the Company of its remaining holdings in La Fonda.

         In July, 2000 the Company invested in two technology companies. The Company invested $100,000 in Mostchoice.com, Inc. an on-line financial services company that provides insurance and financial planning services via the internet, and received 100,000 shares of common stock and a warrant to purchase 100,000 shares of common stock for $1.00 per share. The Company also invested $105,000 in Agentware, Inc., a corporation that develops internet infrastructure software that enables content syndication solutions, and received 150,000 shares of common stock.

         During the quarter ended December 31, 2000, the Company granted to certain officers, directors and senior advisors of the Company options to purchase a total of 915,000 shares of its common stock, par value $.01 per share (the "Company's Common Stock"), with all options having an exercise price of $5.25 per share and vesting at varied rates over a two-year period. All such options were granted pursuant to the Company's Stock Option Plan which was approved by the Company's stockholders at its Annual Meeting of Stockholders held on November 9, 2000, the results of which are more particularly described in Part II, Item 4 of this Report.

         The Company is currently seeking suitable investment opportunities in technology companies. The Company believes it has adequate capital and liquidity at the present time to make such investments, and to sustain its operations for the next twelve months. The Company is currently seeking additional capital to fund future investment opportunities and sustain its operations past such twelve month period.

RESULTS OF OPERATIONS

         For the three months ended December 31, 2000 and December 31, 1999, the Company recorded revenues of $226,000 and $37,000, respectively, and expenses of $326,000 and $3,000, respectively, resulting in a net (loss) income before provisions for income taxes of ($100,000) and $34,000, respectively.

         For the nine months ended December 31, 2000 and December 31, 1999, the Company recorded revenues of $1,368,000 and $51,000, respectively, and expenses of $2,142,000 and $39,000, respectively, resulting in a net (loss) income before the provision for income taxes of ($774,000) and $12,000, respectively. This increase in revenue of $1,317,000 is due principally to the gain on sale of the Company's holdings in La Fonda.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Stockholders of the Company was held on November 9, 2000 (the "Meeting") in Atlanta, Georgia. There were 954,548 shares of the Company's Common Stock issued and outstanding and entitled to vote at the Meeting of which 754,340 shares were present at the Meeting in person or by proxy. The table below sets forth the proposals that were voted on at the Meeting and the voting results of each proposal.

                                                                Voting Results
                                                                --------------

Proposal                                      For            Against      Withheld          Abstain
--------                                      ---            -------      --------          -------

To elect directors:
  Marc J. Schwartz                           751,140         N/A          3,200             N/A

  Donald Ratajczak                           751,140         N/A          3,200             N/A

To approve an amendment to the               748,240         5,350        N/A               750
Company's Articles of Incorporation
to change the name of the Company
to Brainworks Ventures, Inc.

To adopt the Company's Stock                 455,663         28,170        N/A              14,455
Option Plan.(1)

---------------------------
(1) This proposal received 256,052 broker non-votes.

ITEM 5.  OTHER INFORMATION

         On December 29, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with EBL Acquisition Corporation, a Georgia corporation and the Company's wholly-owned subsidiary ("EBL Acquisition"), eBusinessLabs, Inc., a privately-held Georgia corporation ("EBL"), and certain shareholders of EBL signatory thereto pursuant to which EBL Acquisition shall merge with and into EBL (the "Merger") and whereby EBL shall become a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, upon the consummation of the Merger, all the issued and outstanding shares of EBL common stock, par value $.01 per share ("EBL Common Stock"), other than the shares of EBL common stock with respect to which dissenter's rights have been perfected and the shares of EBL Common Stock held by the Company, its subsidiaries or EBL, shall be converted into the right to receive an aggregate of 800,000 shares of the Company's Common Stock (50,000 shares of which shall be held in escrow to satisfy certain indemnification claims that the Company may make) plus cash in lieu of any fractional shares the shareholders of EBL may be entitled to receive pursuant to the Merger Agreement.

         The description contained herein of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to this Report.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

         2.1 Agreement and Plan of Merger dated December 29, 2000, between the Company, EBL, EBL Acquisition and certain shareholders of EBL signatory thereto (the "Merger Agreement"). (Certain of the exhibits and schedules to the Merger Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request.)

         3(ii)    Amendment to the Company's Bylaws.

         4.1 Registration Rights Agreement to be entered into in connection with the Merger Agreement (the form of which is included as an exhibit to the Merger Agreement filed herewith).

         4.2 Escrow Agreement to be entered into in connection with the Merger Agreement (the form of which is included as an exhibit to the Merger Agreement filed herewith).

         99.1     Press Release dated November 17, 2000.

(b)           Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BRAINWORKS VENTURES, INC.


                                       By: /s/Marc J. Schwartz
                                           --------------------
                                       Marc J. Schwartz
                                       Vice President/Treasurer


Dated:  February 20, 2001

                                  EXHIBIT INDEX


         2.1 Agreement and Plan of Merger dated December 29, 2000, between the Company, EBL, EBL Acquisition and certain shareholders of EBL signatory thereto (the "Merger Agreement"). (Certain of the exhibits and schedules to the Merger Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange Commission upon request.)

         3(ii)    Amendment to the Company's Bylaws.

         4.1 Registration Rights Agreement to be entered into in connection with the Merger Agreement (the form of which is included as an exhibit to the Merger Agreement filed herewith).

         4.2 Escrow Agreement to be entered into in connection with the Merger Agreement (the form of which is included as an exhibit to the Merger Agreement filed herewith).

         99.1     Press Release dated November 17, 2000.