Form 10KSB40
period 2001-03-31
BRAINWORKS VENTURES INC
filed 2001-07-16
CIK 8497

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the fiscal year ended March 31, 2001

                         Commission File Number: 0-6334

                            BRAINWORKS VENTURES, INC.
                            -------------------------
                 (Name of Small Business Issuer in its Charter)

                     NEVADA                             87-0281240
    -----------------------------------------    -----------------------
       (State or other Jurisdiction of               (I.R.S. Employer
        Incorporation or Organization)              Identification No.)

         101 MARIETTA STREET, SUITE 3450
               ATLANTA, GEORGIA                           30303
    -----------------------------------------    ------------------------
    (Address of Principal Executive Offices)            (Zip Code)

        Registrant's Telephone Number including Area Code: (404) 751-3272

          4243 DUNWOODY CLUB DRIVE, SUITE 200, ATLANTA, GEORGIA, 30305
          ------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                               Name of Each Exchange
         Title of Each Class                    on which Registered
         -------------------                   ---------------------
                  NONE                                NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $0.01
                        ----------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year: $1,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold in the over-the-counter market on July 11, 2001, was approximately $9,780,424.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         As of July 11, 2001, the Registrant had outstanding 2,457,934 shares of its common stock, par value $.01 per share.

         Transitional Small Business Issuer Disclosure format (check one):

                                   Yes[ ] No [X]

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

         Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Proxy Statement for its Annual Meeting of Stockholders currently scheduled to be held August 25, 2001.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                                 PAGE NUMBER
                                                                                                        -----------
PART I

1.       Description of Business..........................................................................   1

2.       Description of Property..........................................................................   4

3.       Legal Proceedings................................................................................   4

4.       Submission of Matters to a Vote of Security
           Holders........................................................................................   4

PART II

5.       Market for Common Equity and
           Related Stockholder Matters....................................................................   5

6.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................................   6

7.       Financial Statements.............................................................................   8

8.       Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................................................   8

PART III

9.       Directors, Executive Officers, Promotors and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............................................   9

10.      Executive Compensation...........................................................................   9

11.      Security Ownership of Certain Beneficial Owners
           and Management.................................................................................   9

12.      Certain Relationships and Related Transactions...................................................   9

13.      Exhibits, List and Reports on Form 8-K...........................................................   9

Signatures................................................................................................  12

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         Brainworks Ventures, Inc., a Nevada corporation formerly known as Auric Metals Corporation (the "Company"), adopted a new business strategy in May 2000 to provide funding and business consulting services to early-stage technology companies by developing, investing in, acquiring or acquiring interests in, and operating such companies. As part of the Company's new business strategy, the Company seeks to work with universities, corporations, research labs, government economic authorities and individual investors to foster the commercialization of new concepts and technologies. Since May 2000, the Company has recruited additional members to its executive management team, appointed three new members to its Board of Directors (the "Board") and established a board of advisors to consult with and advise the Company's management on potential investments to be made by the Company. The Company currently has nine (9) full-time employees and two (2) part-time employees.

         In keeping with the Company's new business strategy, during the last fiscal year the Company made equity investments in two early-stage technology companies: Agentware, Inc., a software company providing a development environment and framework for seamlessly building and integrating distributed applications over the Internet ("Agentware"); and Mostchoice.com, Inc., an on-line financial services company providing products and services to the insurance and financial services industry via the Internet ("Mostchoice"). In return for the Company's investments in these early-stage technology companies, the Company received 150,000 shares of common stock in Agentware and 100,000 shares of common stock in Mostchoice.

         During the last fiscal year, the Company loaned $50,000 to Intelligent Education, Inc., a provider of accredited diploma programs for grades K-12 and advanced placement courses ("Intelligent Education"), at an interest rate of twenty-four percent (24%) per annum evidenced by a convertible promissory note which shall convert, at the option of the Company, into a number of shares of common stock of Intelligent Education equal to one-percent (1%) of the outstanding shares of said common stock.

         Since April 1, 2000, the Company also acquired two operating subsidiaries. On February 14, 2001, the Company acquired all the outstanding capital stock of eBusinessLabs, Inc., a privately-held Georgia corporation now known as Brainworks Ventures Labs, Inc. ("BVL"), for approximately 800,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"). BVL seeks to develop university affiliated venture development labs designed to assist the launch of business ventures. (For additional information regarding the acquisition of BVL, including a description of the interests in such acquisition of certain parties affiliated with the Company, see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 28, 2001, and amended on May 30, 2001.)

      On May 8, 2001, the Company acquired all the outstanding capital stock of Executive Venture Partners, Ltd., a privately-held Massachusetts corporation ("EVP"), for 500,000 shares of Common Stock. EVP seeks to develop and implement corporate venturing strategies for Fortune 2,000 companies by offering advice and recommendations related to asset development and value maximization. EVP holds an exclusive, royalty-free license in perpetuity to use an asset commercialization methodology. This license may be revoked or may become non-exclusive upon the happening of certain events specified in the Amended and Restated License Agreement between EVP and Robert H. Cawly dated March 6, 2001. (For additional information regarding the Company's acquisition of EVP, including a description of the interests in such acquisition of certain parties affiliated with the Company, see Item 5 of this Report and the Company's Current Report on Form 8-K filed with the SEC on May 23, 2001.)

         The Company's business activities are focused primarily on companies based in or with operations in the southeastern United States with a strong preference for those companies located in the Atlanta metropolitan area. The Company may also pursue some higher quality investment opportunities outside this geographic region in an attempt to profit from what management believes to be the Company's unique advantage among venture capital firms located in Atlanta and the Southeast in that the Company believes it has unique access to these opportunities. Management believes that the value of this strategic advantage will be realized via syndication of these investments among venture capital firms.

HISTORY

         The Company originally incorporated in 1969 under the laws of the state of Utah. In 1985, the Company became a Nevada corporation by merging with a Nevada corporation that was a wholly-owned subsidiary of the Company created solely for the purpose of changing the Company's state of domicile. As of July 13, 2001, the Company has three wholly-owned subsidiaries: Auric Minerals Corporation ("Auric Minerals"), EVP and BVL.

         Prior to May 2000, the Company was principally engaged in the acquisition, exploration and development of interests in various natural resource properties, primarily through participation with other parties in natural resource joint ventures or other arrangements. During the fiscal year ended March 31, 2001, the Company sold its ownership interests in all natural resource properties held by the Company as more particularly described below.

DISPOSITION AND TERMINATION OF INTERESTS IN NATURAL RESOURCE PROPERTIES

         HILLCREST CLAIMS

         In 1981, the Company leased forty-five (45) unpatented mining claims (the "Hillcrest Claims") covering approximately 600 acres northwest of Elko, Nevada from Hillcrest Mining Company ("Hillcrest") under a lease the initial term of which expired on August 31, 1984. The lease granted to the Company the option to extend the lease for 20 additional one-year terms by making advance royalty payments of $6,000 per year to Hillcrest. The lease further provided that the Company will pay to Hillcrest a royalty equal to fifty percent (50%) of the Company's earnings from the property, after deducting all direct costs incurred by the Company in the development of the property, exclusive of the Company's overhead. Pursuant to the terms of a modification of the lease which provided the Company and Hillcrest with equal interests under the lease, the Company and Hillcrest each became entitled to receive a one percent (1%) royalty interest for gold and a three percent (3%) royalty interest on other metals extracted from the Hillcrest Claims.

         In 1981, the Company subleased its interest in the Hillcrest Claims to USX, formerly known as United States Steel Corporation, under a sublease the initial term of which expired on December 31, 1983. Pursuant to the sublease, USX has the right to renew the sublease for 20 additional one-year terms by paying an advance royalty of $50,000 per year for the term of the lease or as long as there is production. USX has paid the advance royalty for each year through the fiscal year ended March 31, 1998.

         In August 1997, the Company agreed to an assignment of the sublease to Great Basin Gold, Inc. and an amendment to said sublease (the "Sublease Amendment"). Under the terms of the Sublease Amendment, the Company and Hillcrest agreed to extend the sublease for up to four 20-year periods commencing on December 31, 1997, provided that the $50,000 annual advance royalty payment is paid for each year for which there are no mining operations on the leased property. For each 20-year renewal period, the annual minimum advance royalty increases $5,000 per year.

         In October 2000, the Company sold its entire leasehold interest in the Hillcrest Claims to James Fouts, a past president of the Company, for $22,000.

         DISPOSITION OF INTEREST IN IVANHO PROPERTY

         The Company also held a leasehold interest in 85,000 acres of property located near Elko, Nevada (the "Ivanho Property"). In October 2000, the Company sold its entire leasehold interest in the Ivanho Property to Mr. Fouts for $200,000.

         DISPOSITION OF INVESTMENT IN DYNAMIC OIL LIMITED

         As of March 31, 2000, the Company held 129,600 shares of common stock of Dynamic Oil Limited, an unaffiliated publicly-held British Columbia corporation ("Dynamic") engaged in oil and gas exploration. The common stock of Dynamic is quoted on The Nasdaq National Market under the symbol "DYOLF." In June 2000, the Company sold 79,600 shares of Dynamic for $107,000. In August 2000, the Company sold the remaining 50,000 shares of Dynamic for $56,000.

         DISPOSITION OF INTEREST IN ROBBIE CLAIMS

         In September 1995, the Company entered into a partnership agreement with Hi-Tech Exploration, Ltd. ("Hi-Tech"), Hillcrest, and Mr. Fouts, who then served as the Company's President, pursuant to which the Company, Hillcrest and Mr. Fouts each purchased from Hi-Tech a twenty-five percent (25%) interest in 107 unpatented lode mining claims (the "Robbie Claims") for the sum of $3,566.67. The Robbie Claims are located near Elko, Nevada on land controlled by the Bureau of Land Management ("BLM").

         During the fiscal year ended March 31, 2000, the parties leased the Robbie Claims to Great Basin Gold, Inc. for the sum of $4,000 per year, together with a royalty of two percent (2%) of net smelter returns and an obligation by the leaseholder to cover the annual fee payable to BLM of $100 per claim, payable by September 1 of each year. Pursuant to such lease, the Company was entitled to receive one-fourth of the annual payment and one-fourth of the net smelter returns, if any. In July 2000, the Company sold its interest in these claims to Mr. Fouts for $4,000.

SALE OF INVESTMENT IN LA FONDA

         In addition to the natural resource investments previously held by the Company, Auric Minerals owned a minority interest in the outstanding capital stock (the "La Fonda Stock") of Corporacion de La Fonda, Inc., a closely-held corporation that owns and operates the La Fonda Hotel in Santa Fe, New Mexico ("La Fonda"). The Company realized dividend income from this investment in the amount of $10,000 during the year ended March 31, 2001, and $21,000 during the year ended March 31, 2000.

         During the fiscal year ended March 31, 2000, the Company sold to La Fonda a total of 800 shares of La Fonda Stock at a price of $141.00 per share, resulting in a net pre-tax gain of $103,000. In May 2000, the Company sold to La Fonda an additional 9,200 shares of La Fonda Stock at a price of $141.00 per share for a total of $1,304,000 in cash. Under the terms of this transaction, the Company received an initial sum of $104,000 and a promissory note for the balance of the cash purchase price, which note was paid in full within fifteen
(15) days of the transaction.

         The Company has realized a gain of approximately $1,188,000 from the sales of the La Fonda Stock. The purpose of the most recent sale of the La Fonda Stock was to create liquidity for the Company in order to provide it with capital to pursue its new business direction. Prior to entering into such sale, the Company was informed that La Fonda had recently repurchased shares of La Fonda Stock from a stockholder at a price of $141.69 per share and granted options to purchase La Fonda Stock at an exercise price of $149.00 per share. Given these circumstances, and in view of the Company's new business direction, the Company concluded that the sale was fair and reasonable and in the best interest of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

         In February 2001, the Company relocated its principal office to 101 Marietta Street, Suite 3450, Atlanta, Georgia at which location the Company leases 7,558 square feet of office space at a current annual rent of approximately $177,000 under a lease which expires in December 2005.

         In the opinion of the Company's management, the Company's leased property discussed above is adequately insured, and is adequate and suitable for the Company's immediate needs and additional or substitute space is available to accommodate growth and expansion.

         As discussed in "Item 1 - Description of Business" above, the Company no longer holds interests in any natural resource properties.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the Company's fiscal year ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is quoted on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "BRAV." There is currently a very limited trading market for the Common Stock. The following sets forth, for the respective periods indicated, the prices of the Common Stock in the over-the-counter market, as reported and summarized by the OTC-BB. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions or adjustments, and may not represent actual transactions.

QUARTER ENDED                               HIGH BID        LOW BID
-------------                               --------        -------
2000 Fiscal Year:

            June 30, 1999                    $ 0.875        $ 0.875

            September 30, 1999                 1.031          1.031

            December 31, 1999                  1.500          1.500

            March 31, 2000                     1.750          1.750

2001 Fiscal Year:

            June 30, 2000                    $ 7.125        $ 1.016

            September 30, 2000                10.000          5.000

            December 31, 2000                 11.875          3.500

            March 31, 2001                     7.125          4.125

         On July 5, 2001, the high and low bid prices quoted by broker-dealer firms effecting transactions in the Common Stock were $7.75 and $7.25, respectively.

         The Company has never declared or paid cash dividends on the Common Stock and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends on the Common Stock will be at the discretion of the Board and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board deems relevant.

         At July 10, 2001, there were approximately 771 holders of record of the Common Stock.

         On May 8, 2001, the Company consummated the merger (the "EVP Merger") of EVP with and into EVP Acquisition Corporation, a Georgia corporation and a wholly-owned subsidiary of the Company ("EVP Acquisition"), whereby EVP became a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger by and among the Company, EVP Acquisition, EVP and the stockholders of EVP (the "EVP Merger Agreement"), which agreement is included as Exhibit 2.2 to this Report.

         Pursuant to the EVP Merger Agreement, all of the issued and outstanding shares of EVP's common stock, par value $.01 per share ("EVP Common Stock"), were converted into the right to receive an aggregate of 500,000 shares of Common Stock, 31,252 shares of which are being held in escrow to satisfy certain indemnification claims that the Company may make pursuant to the EVP Merger Agreement for breaches of representations and warranties set forth therein (the "Merger Consideration").

         Pursuant to the Registration Rights Agreement dated May 8, 2001, by and among the Company and all the former holders of the EVP Common Stock immediately prior to the EVP Merger, the Merger Consideration issued in connection with the EVP Merger is entitled to certain "piggy-back" registration rights.

         The holders of approximately seventy-eight percent (78%) of the outstanding EVP Common Stock before the EVP Merger are affiliates of or otherwise related to the Company. Specifically, John P. Cayce, Donald Ratajczak and Kirk R. Reiss, who are each directors of the Company and the President, Chief Executive Officer and a senior advisor to the Company, respectively, owned approximately forty-two percent (42%) of the outstanding EVP Common Stock immediately prior to the EVP Merger. Robert H. Cawly, a director of BVL, owned approximately twenty-nine percent (29%) of the outstanding EVP Common Stock immediately prior to the EVP Merger, and Dean W. Anderson, a stockholder of the Company and a member of a "group" that has filed a Schedule 13D with respect to the Common Stock, owned approximately eight (8%) of the outstanding EVP Common Stock immediately prior to the EVP Merger.

         Due to the existence of the relationships discussed above, the Board established a special committee of the Board (the "Special Committee") comprised of two disinterested directors and delegated to the Special Committee the full authority of the Board with respect to the negotiation, authorization and approval of the EVP Merger and the negotiation, execution and delivery of any agreement related thereto and any transactions contemplated thereby. The Merger Consideration was determined as a result of negotiations between the Special Committee and EVP, and the EVP Merger and the EVP Merger Agreement were approved by the Special Committee, the boards of directors of EVP and EVP Acquisition and the stockholders of EVP and EVP Acquisition.

         The securities issued in connection with the EVP Merger were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in Section 4(2) of the Securities Act. The Company based such reliance upon factual representations made to the Company by the stockholders of EVP as to such stockholders' investment intent and sophistication, among other things.

         On June 11, 2001, the Company issued 2,000 shares of Common Stock to an employee of the Company in consideration for services rendered to the Company. These shares were issued without registration under the Securities Act in reliance upon the exemption of Section 4(2) of the Securities Act. The Company based such reliance on oral representations made by such employee to the Company as to such employee's investment intent and sophistication, among other things.

         On June 11, 2001, the Company issued 5,000 shares of Common Stock to a supplier of the Company in partial payment for goods received by the Company. These shares were issued without registration under the Securities Act in reliance upon the exemption of Section 4(2) of the Securities Act. The Company based such reliance upon the limited nature of the issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements contained in this Annual Report on Form 10-KSB are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. The words "believe," "expect," "anticipate," "predict," "potential," "seek," "continue," "will," "may," "could," "intend," "plan," "estimate," and the negative thereof and other similar expressions are intended to identify forward-looking statements. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements. The Company does not assume any duty to publicly update these forward-looking statements. The Company strongly recommends that the discussion and analysis set forth below be read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

          GOING CONCERN

          The Company has incurred a significant loss from operations for the year ended March 31, 2001, and losses are expected to continue. While working capital has increased in comparison to the prior year, management believes the Company's existing working capital will decline until BVL and/or EVP can generate sufficient cash flows to support their combined operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Company believes its success is contingent upon increasing its BVL and EVP customer base and investing in further development of its services and other business enterprises. This will require significant expenditures for sales, marketing, personal and professional fees and, to a lesser extent, support infrastructure. The Company therefore expects to continue to incur substantial operating losses for the foreseeable future.

          REVENUES

          The Company's revenue currently consists of consulting income from BVL. The Company expects additional consulting revenues to be generated in the future by BVL and EVP.

          Revenue from consulting fees is recognized when the Company performs services.

          Other income includes dividend and interest income.

          OPERATING EXPENSES

          Selling, general and administrative expenses consist primarily of consulting expenses, administrative and management personnel and related expenses, and depreciation and amortization expense.

RESULTS OF OPERATIONS

         In the fiscal year ended March 31, 2001, the Company had total revenue of $1,000, expenses of $3,347,000, net gain realized from the sale of mineral lease properties of $200,000, interest and dividend income of $63,000, and a net gain on sale of securities of $1,120,000, resulting in a net loss of $1,963,000. In the fiscal year ended March 31, 2000, the Company had revenues of $25,000, realized gain of $103,000 from the sales of La Fonda Stock, interest and dividend income of $27,000, and expenses of $62,000 resulting in net income of $93,000. Expenses have significantly increased primarily as a result of cash and noncash consulting and professional expenses of $2,246,000 and an increase in salaries of $371,000.

         Management does not believe that the Company's operations have been more adversely impacted by inflation than other similar businesses.

RECENT ACCOUNTING PRONOUNCEMENTS

         During the fiscal year ended March 31, 2001, the Company adopted the Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." This bulletin summarizes the application of generally accepted accounting principles to revenue recognition in financial statements. The adoption of this standard did not have an effect on the Company's consolidated financial statements.

         Effective for the fiscal year ended March 31, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133." These statements, which established the accounting and financial reporting requirements for derivative instruments, require companies to recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

         The Company's consolidated financial statements (See "Index to Financial Statements" attached hereto) for the years ended March 31, 2001 and 2000, together with the notes thereto, which have been audited by the independent accounting firm of Richard A. Eisner & Company LLP, whose opinion thereto is included herein, are included in this Report beginning at page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal year ended March 31, 2001, there has been no disagreement with the Company's accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required under this item with respect to the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company's definitive proxy statement to be filed with the SEC in connection with the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the 2001 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the 2001 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the 2001 Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

         2.1 Agreement and Plan of Merger dated December 29, 2000, by and among the Company, BVL, EBL Acquisition Corporation and certain stockholders of BVL signatory thereto (the "BVL Merger
                  Agreement"). (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the quarter ended December
                  31, 2000, filed by the Company on February 20, 2001.)

         2.2 Agreement and Plan of Merger dated May 8, 2001, by and among the Company, EVP, EVP Acquisition and the stockholders of EVP signatory thereto (the "EVP Merger Agreement"). (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

         3i       Certificate of Amendment to the Articles of Incorporation.
                  (Incorporated by reference to Exhibit 3i to the Quarterly
                  Report on Form 10-QSB for the quarter ended September 30, 2000, filed by the Company on November 20, 2000.)

         3ii Amendment to the Company's Bylaws. (Incorporated by reference to Exhibit 3ii to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

         4.1 Registration Rights Agreement entered into in connection with the BVL Merger Agreement. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

         4.2 Registration Rights Agreement entered into in connection with the EVP Merger Agreement. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

         4.3      Escrow Agreement entered into in connection with the BVL
                  Merger Agreement. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB for the quarter ended
                  December 31, 2000, filed by the Company on February 20, 2001.)

         4.4      Escrow Agreement entered into in connection with the EVP
                  Merger Agreement. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on May 23,
                  2001.)

         10.1 Employment Agreement between the Company and John P. Cayce dated November 22, 2000.

         10.2     Amended and Restated License Agreement between EVP and Robert
                  H. Cawly dated March 6, 2001.


         (B)      REPORTS ON FORM 8-K

         Since the beginning of the last quarter of the fiscal year ended March 31, 2001, the Company has filed the following Current Reports on Forms 8-K:

         1. The Company's Current Report on Form 8-K filed with the SEC on February 28, 2001, reporting under Item 2 of such report the Company's acquisition of BVL (the "BVL 8-K");

         2. The Company's Current Report on Form 8-K filed with the SEC on May 23, 2001, reporting under Item 2 of such report the Company's acquisition of EVP; and

         3. The Company's amended Current Report on Form 8-K/A filed with the SEC on May 30, 2001, amending Item 7 of the BVL 8-K to set forth the (i) audited financial statements of BVL as of December 31, 2000 and for the year ended December 31, 2000 and the periods from November 5, 1999 (inception) to December 30, 1999 and November 5, 1999 (inception) to December 31, 2000; and (ii) the unaudited proforma condensed consolidated financial statements for the twelve months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REGISTRANT:

                               BRAINWORKS VENTURES, INC.



Date: July 16, 2001            By: /s/ Donald Ratajczak
                                  ---------------------------------------------
                                     Donald Ratajczak, Chairman of the Board
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald Ratajczak           Chairman of the Board,                            Date: July 16, 2001
---------------------------       Chief Executive Officer
Donald Ratajczak                  and Director
                                  (Principal Executive Officer)

/s/ John P. Cayce              President and                                     Date: July 16, 2001
---------------------------       Director
John P. Cayce

/s/ Marc J. Schwartz           Vice President,                                   Date: July 16, 2001
---------------------------       Chief Financial Officer,
Marc J. Schwartz                  Secretary/Treasurer and Director
                                  (Principal Financial and Accounting Officer)

/s/ Cole F. Walker             Chief Operating Officer                           Date: July 16, 2001
---------------------------       and Director
Cole F. Walker

/s/ Kirk K. Reiss              Director                                          Date: July 16, 2001
---------------------------
Kirk K. Reiss

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger dated December 29, 2000, by and among the Company, BVL, EBL Acquisition Corporation and certain stockholders of
         BVL signatory thereto (the "BVL Merger Agreement"). (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

2.2 Agreement and Plan of Merger dated May 8, 2001, by and among the Company, EVP, EVP Acquisition and the stockholders of EVP signatory thereto (the "EVP Merger Agreement"). (Incorporated by reference to
         Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

3i       Certificate of Amendment to the Articles of Incorporation.
         (Incorporated by reference to Exhibit 3i to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, filed by the Company on November 20, 2000.)

3ii Amendment to the Company's Bylaws. (Incorporated by reference to Exhibit 3ii to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

4.1      Registration Rights Agreement entered into in connection with the BVL
         Merger Agreement. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB for the quarter ended December 31,
         2000, filed by the Company on February 20, 2001.)

4.2      Registration Rights Agreement entered into in connection with the EVP
         Merger Agreement. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

4.3      Escrow Agreement entered into in connection with the BVL Merger
         Agreement. (Incorporated by reference to Exhibit 4.2 to the Quarterly
         Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

4.4      Escrow Agreement entered into in connection with the EVP Merger
         Agreement. (Incorporated by reference to Exhibit 4.2 to the Current
         Report on Form 8-K filed by the Company on May 23, 2001.)

10.1     Employment Agreement between the Company and John P. Cayce dated
         November 22, 2000.

10.2 Amended and Restated License Agreement between EVP and Robert H. Cawly dated March 6, 2001.

                   BRAINWORKS VENTURES, INC.  AND SUBSIDIARIES

                         Index to Financial Statements

                                                              PAGE
Independent auditors' report                                  F-1
Financial statements:
  Consolidated balance sheet as of March 31, 2001             F-2
  Consolidated statements of operations for the years ended
     March 31, 2001 and 2000                                  F-3
  Consolidated statements of comprehensive (loss)/income      F-3
  Consolidated statements of changes in stockholders' equity
     for the years ended March 31, 2001 and 2000              F-4
  Consolidated statements of cash flows for the years ended
     March 31, 2001 and 2000                                  F-5
  Notes to consolidated financial statements                  F-6

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Brainworks Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Brainworks Ventures, Inc. and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders' equity, and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Brainworks Ventures, Inc. and Subsidiaries as of March 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred a significant net loss from operations and has generated cash outflows from operations for the year ended March 31, 2001, and losses are expected to continue. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Richard A. Eisner & Company, LLP

New York, New York
July 6, 2001

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2001



ASSETS
Current assets:
    Cash and cash equivalents                                        $   611,000
    Due from officers/stockholders                                        14,000
    Other receivables                                                     29,000
    Note receivable from officer                                         225,000
    Note receivable                                                       50,000
    Prepaid expenses and other current assets                             27,000
                                                                     -----------

          Total current assets                                           956,000

Fixed assets, net                                                        343,000
Investments in non-marketable equity securities (at cost)                205,000
Intangible assets, net                                                 2,460,000
                                                                     -----------

    Total assets                                                     $ 3,964,000
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $     9,000
    Accrued liabilities                                                  294,000
                                                                     -----------

       Total current liabilities                                         303,000
                                                                     -----------

Stockholders' equity
    Common stock, $0.01 par value; authorized 25,000,000 shares;
      1,950,000 issued and outstanding                                    19,000
    Additional paid-in capital                                         6,279,000
    Accumulated deficit                                               (1,658,000)
    Deferred compensation                                               (917,000)
    Receivables for stock                                                (62,000)
                                                                     -----------

    Total stockholders' equity                                         3,661,000
                                                                     -----------

    Total liabilities and stockholders' equity                       $ 3,964,000
                                                                     ===========


          See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEARS ENDED MARCH 31,
                                                                          -------------------------------
                                                                              2001                 2000
                                                                          -----------           ---------
Revenue:
   Revenue-consulting                                                     $     1,000
   Mineral royalty, net of lease payments                                                       $  25,000

Expenses:
   Selling, general and administrative                                      3,347,000              55,000
                                                                          -----------           ---------

Loss from operations                                                       (3,346,000)            (30,000)

Gain on sale of securities                                                  1,120,000             103,000
Interest and dividends                                                         63,000              27,000
Sale of mineral lease properties                                              200,000
                                                                          -----------           ---------

(Loss)/income before income taxes                                          (1,963,000)            100,000

Income tax provision                                                                                7,000
                                                                          -----------           ---------

Net (loss)/income                                                         $(1,963,000)          $  93,000
                                                                          ===========           =========

Net (loss)/income per common share-basic and diluted                      $     (1.84)          $    0.09
                                                                          ===========           =========

Weighted average number of shares outstanding-basic and diluted             1,066,000             995,000
                                                                          ===========           =========
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

Net (loss)/income                                                         $(1,963,000)          $  93,000
Other comprehensive loss:

Reclassification adjustment for losses included in the net
  (loss)/income                                                                77,000
Unrealized gain on available for sale securities                                                    5,000
                                                                          -----------           ---------
Total comprehensive (loss)/income                                         $(1,886,000)          $  98,000
                                                                          ===========           =========


          See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                      Accumulated
                                                                                                         Other
                                                      Additional                                      Comprehensive    Receivables
                                 Common Stock          Paid in       Accumulated        Deferred         Income            for
                              Shares     Amount        Capital         Deficit        Compensation       (Loss)           Stock
                              ------     ------        -------         -------        ------------       ------           -----

Balance-April 1, 1999        1,000,000  $10,000      $   335,000     $   212,000                       $   (82,000)
Purchase treasury stock
Net change in unrealized
    loss on securities
    available for sale                                                                                       5,000
Net income                                                                93,000
                             ---------  --------     -----------     -----------                       -----------
Balance March 31, 2000       1,000,000    10,000         335,000         305,000                           (77,000)
Cancellation of contributed
    common stock               (50,000)   (1,000)          1,000

Sale of treasury stock                                     4,000
Issuance of common stock
    in merger                  800,000     8,000       2,792,000
Fair value of options
    granted to
    consultants
    and advisors                                       2,924,000                      $(2,924,000)
Receivables for stock
    acquired in BVL
    merger                                                                                                              $(62,000)
Options exercised              200,000     2,000         223,000
Amortization of deferred
    compensation                                                                        2,007,000
Net change in unrealized
    loss on securities
    available for sale                                                                                      77,000
Net loss                                                              (1,963,000)
                             ---------  --------     -----------     -----------      -----------      -----------      --------
Balance March 31, 2001       1,950,000  $ 19,000     $ 6,279,000     $(1,658,000)     $  (917,000)     $        --      $(62,000)
                             =========  ========     ===========     ===========      ===========      ===========      ========


                                  Treasury Stock
                                Shares       Amount        Total
                                ------       ------        -----

Balance-April 1, 1999            4,000     $ (3,000)    $   472,000
Purchase treasury stock          1,000       (1,000)         (1,000)
Net change in unrealized
    loss on securities
    available for sale                                        5,000
Net income                                                   93,000
                                ------     --------     -----------
Balance March 31, 2000           5,000       (4,000)        569,000
Cancellation
    contributed
    common stock
Sale of treasury stock          (5,000)       4,000           8,000
Issuance of common stock
    in merger                                             2,800,000
Fair value of options
    granted to
    consultants
    and advisors
Receivables for stock
    acquired in BVL
    merger                                                  (62,000)
Options exercised                                           225,000
Amortization of deferred
    compensation                                          2,007,000
Net change in unrealized
    loss on securities
    available for sale                                       77,000
Net loss                                                 (1,963,000)
                                ------     --------     -----------
Balance March 31, 2001              --     $     --     $ 3,661,000
                                ======     ========     ===========

           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEARS ENDED MARCH 31,
                                                                 -------------------------------
                                                                     2001                 2000
                                                                 -----------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)/income                                             $(1,963,000)          $  93,000
   Adjustments to reconcile net (loss)/income to net
       cash used in operating activities:
       Depreciation and amortization                                 132,000               1,000
       Gain on sale of securities                                 (1,120,000)           (103,000)
       Loss on write-off of office equipment                                               2,000
       Deferred compensation amortization                          2,007,000
       Changes in assets and liabilities
          Prepaid expenses and other current assets                  (27,000)
          Accounts payable and accrued expenses                       33,000               7,000
                                                                 -----------           ---------

               Net cash used in operating activities                (938,000)                  0
                                                                 -----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                         (110,000)
   Proceeds from sale of equipment                                    90,000
   Loans made                                                        (50,000)
   Purchase of investments                                          (205,000)            (67,000)
   Proceeds from sale of investments                               1,525,000             113,000
   Net cash received on merger                                        29,000
                                                                 -----------           ---------
       Net cash provided in investing activities                   1,279,000              46,000
                                                                 -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of treasury stock                            8,000
   Purchase of treasury stock                                                             (1,000)
   Stock subscriptions receivable                                     14,000
                                                                 -----------           ---------

       Net cash provided (used) in financing activities               22,000              (1,000)
                                                                 -----------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            363,000              45,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         248,000             203,000
                                                                 -----------           ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $   611,000           $ 248,000
                                                                 ===========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                      2001                2000
                                                                 -----------           ---------
CASH PAID FOR:
       Interest                                                  $         0           $       0
       Income taxes                                              $     7,000           $       0

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of options and warrants                              $ 2,924,000           $       0
   Retirement of treasury stock                                  $     1,000           $       0
   Issuance of stock for acquisition                             $ 2,800,000           $       0
   Note received on exercise of stock options                    $   225,000


          See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

NOTE A - THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Brainworks Ventures, Inc. ("BWV" or "Brainworks"), together with its subsidiaries, referred to as the "Company", formerly known as Auric Metals Corporation, is a Nevada corporation which until May 2000 was engaged in the exploration, development and production of natural resource properties primarily through participation with other parties in natural resource joint ventures or other arrangements. The Company held interests in certain natural resource properties, and also held a minority interest in Corporacion de La Fonda ("La Fonda") which owns and operates a hotel in Santa Fe, New Mexico.

In May 2000, BWV nominated new directors to the board and hired new executive officers. With the election of new officers and directors, the business strategy of the Company was changed to developing, investing in and operating internet and other technology companies located primarily in the Southeastern United States. In line with this new strategy, the Company sold its interest back to La Fonda and, in addition, sold certain mineral lease rights and a 25% interest in a partnership to its former President who also had an equity interest in and is a Director of LaFonda. As a result of these transactions, the Company does not currently have any natural resource investments.

On February 14, 2001 BWV acquired Brainworks Ventures Labs, Inc., (formerly known as eBusinessLabs, Inc.) ("BVL") which is a venture development company that provides business consulting services to early stage technology companies. BVL is a wholly owned subsidiary of BWV.

The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries, Auric Minerals Corporation and BVL. All intercompany balances and transactions have been eliminated.

BASIS OF PRESENTATION

The Company has sustained a significant operating loss for the year ended March 31, 2001 and such losses are expected to continue. Further, the Company's operations have generated negative cash flows. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional capital and/or debt financing or the sale of the Company. There is no assurance of such capital and/or debt financing being available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SIGNIFICANT ACCOUNTING POLICIES

[1] CASH EQUIVALENTS:

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

[2] INVESTMENTS:

Investments are comprised of equity securities classified as available for sale. Marketable equity securities which are publicly traded are carried at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders' equity. Declines in fair value that are determined to be other than temporary are charged to earnings. Realized gains and losses on sales of investments are included in earnings and are determined on the specific identification method.

Investments in non-marketable securities are carried at cost.

[3] FIXED ASSETS:

Fixed assets, consisting of office equipment, furniture and fixtures and leasehold improvements, are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvements.

[4] LONG-LIVED ASSETS:

In accordance with Statement of Financial Accounting Standards, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company records impairment losses on long-lived assets used in operations, including intangible assets, when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such losses have been recorded.

[5] REVENUE RECOGNITION:

Revenue is from consulting fees and is recognized when services are performed by the Company.

[6] INTANGIBLE ASSETS:

Intangible assets acquired consist of business systems, methodologies and know how for use in the Company's consulting services and are amortized on a straight-line basis over their estimated useful life of 3 years.

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

[7] INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred tax liabilities and assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

[8] STOCK-BASED COMPENSATION:

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

[9] NET (LOSS)/INCOME PER SHARE:

Basic (loss)/income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per common share for the year ended March 31, 2001 is based only on the weighted average number of common share outstanding during the period as the inclusion of stock options and warrants would have been antidilutive. Potential common shares not included in the calculation of net loss per share for the year ended March 31, 2001, is as follows:

         Warrants            100,000
         Stock options     1,291,000
                           ---------
                           1,391,000
                           =========

[10] FINANCIAL INSTRUMENTS:

The carrying amounts of cash and cash equivalents, notes and other receivables, due from officers/stockholders, investments in non-marketable equity securities, and accounts payable and accrued expenses approximate the fair value based on the nature of those items.

Estimated fair value of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

[11] USE OF ESTIMATES

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

[12] RECLASSIFICATION

Certain accounts in the prior year have been reclassified to conform to the current year presentation.

NOTE B - ACQUISITION

On February 14, 2001, BWV consummated its acquisition of BVL. All of the outstanding common stock of BVL was exchanged for 800,000 shares of BWV's common stock with a fair value of $2,800,000. The stock issued in the acquisition includes a provision for "piggy-back" registration rights. Certain shareholders of BVL were also shareholders or Directors of the Company prior to the acquisition and received 175,000 shares of the total shares exchanged. The transaction was accounted for as a purchase pursuant to Accounting Principle Board No. 16 Accounting for Business Combinations (APB 16).

The assets acquired, liabilities assumed and the cost of the acquisition were as follows:

Assets acquired:
  Cash                       $    61,000
  Other current assets           208,000
  Fixed assets                   246,000
  Intangible assets            2,580,000
                             -----------
                             $ 3,095,000
                             ===========
Liabilities assumed acquisition costs:
 Assumption of liabilities   $   108,000
 Due to BWV                      155,000
 Common stock issued to
    BVL stockholders at
     fair value                2,800,000
 Transaction costs                32,000
                             -----------
                             $ 3,095,000
                             ===========

BVL has a non-binding agreement, which expires in June 2002, with the Georgia State University Research Foundation (the "Foundation") whereby the Foundation granted BVL a non-exclusive, limited, royalty free license to use the names "Georgia State University" and "GSU". The Foundation agreed to provide up to 33% of the Company's customers and certain staffing and other services to BVL's customers. Under the terms of the agreement, the customers would be required to issue to the Foundation 4% of their equity securities when they commence utilizing BVL's services. BVL does not have any significant influence or ownership of the Foundation and does not account for the services provided by the Foundation or any of its affiliated entities. In addition, BVL does not recognize the equity securities issued by its customers to the Foundation as revenue. See Note G.

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

The following unaudited pro forma condensed statements of operations (in thousands, except per share data) assumes the BVL acquisition occurred on April 1, 1999. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma statements have been made.

                                            2001                 2000
                                            ----                 ----
         Revenue                          $     36               $   25
         Net loss                         $ (3,222)              $ (981)
         Net loss per share               $  (1.82)              $(0.55)

NOTE C - RELATED PARTY TRANSACTIONS

Due from officers/stockholders at March 31, 2001 are as follows:

         Due from officers/stockholders   $13,000
         Due from other stockholders        1,000
                                          -------
                                          $14,000
                                          =======

In March 2001, an officer exercised warrants to purchase 200,000 shares at an exercise price of $225,000 in the aggregate and used a Note as consideration. Such note was collected in full subsequent to year-end. During the year ended March 31, 2000, the Company paid $18,000 for administrative services to an entity in which the Company's former President is a principal stockholder.

In addition, the Company's former President agreed to perform certain administrative services by a specified date or return 50,000 shares of the Company's common stock held by him. From July 2000 through December 2000, the 50,000 shares were returned and cancelled.

NOTE D - NOTE RECEIVABLE

On January 11, 2001 BWV loaned and received a convertible note receivable in the amount of $50,000 from Intelligent Education, Inc. The note matures in July 2001 and bears interest at a rate of 24% per annum. Accrued interest receivable related to the note is $3,000 at March 31, 2001. The Company plans to convert this note into one percent ownership of the issuer.

NOTE E - FIXED ASSETS

Fixed assets at March 31, 2001, are as follows:

                                                            Estimated
                                                        Useful Life-Years
                                                        -----------------
         Furniture and fixtures            $  43,000          7
         Leasehold improvements              215,000          5
         Computer equipment                   97,000          3
                                           ---------
                                             355,000

         Less accumulated depreciation
             and amortization                (12,000)
                                           ---------
                                           $ 343,000
                                           =========

Depreciation and amortization expense on fixed assets for the years ended March 31, 2001 and 2000 was $12,000 and $1,000, respectively.

NOTE F - INVESTMENTS

The investments consist of non-marketable equity securities and are carried at cost.

NOTE G - INTANGIBLE ASSETS

Intangible assets acquired in the merger with BVL consist primarily of business tools and methodologies and know how and was recorded at the fair value at the date of the merger, of approximately $2,580,000. The intangibles are being amortized over the estimated useful life of three years. Amortization expense related to these intangible assets from the date of acquisition is $120,000 for the year ended March 31, 2001.

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001


NOTE H - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS PLAN

Options to purchase common stock under the Company's 2000 Stock Option Plan (the "Plan") have been granted to employees and directors. The Plan is administered by a committee appointed by the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant. Options generally have a maximum term of five years and vest over two years.

VALUE OF OPTIONS GRANTED TO EMPLOYEES

For disclosure purposes, the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted by the Company during the year ended March 31, 2001:

Annual dividends                   0
Expected Volatility              182%
Risk-free interest rate         5.24%
Expected life (in years)           5

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been increased for the year ended March 31, 2001 as follows:

                                                         (In thousands, except per share data)
Net loss:
  As reported                                                  $ (1,963)
  Pro forma                                                    $ (3,081)
Basic and diluted net loss per share:
  As reported                                                  $  (1.84)
  Pro forma                                                    $  (2.89)


WARRANTS

In April 2000 the Company has issued to an individual warrants to purchase 300,000 shares of the Company's common stock at $1.125 per share. These warrants were issued for consulting services. In May 2000, this individual became an officer of the Company. Warrants to purchase 100,000 shares of the Company's common stock vested on the grant date and the remaining warrants vested on the days the Company's stock price reached certain prices.

The warrants were valued at an aggregate of $1,234,000, on the dates each tranche vested, using the Black-Scholes pricing model and were charged to operations.

Following is a summary of stock option and warrant activity during the two years ended March 31,:




                                             2001                                                  2000
                       ----------------------------------------------------     -----------------------------------------------
                                                                Weighted                                             Weighted
                                                   Weighted      Average                               Weighted       Average
                       Range of                    Average      Remaining       Range of                Average      Remaining
                       Exercise                    Exercise     Contractual     Exercise               Exercise     Contractual
                        Prices           Shares     Price          Life          Prices     Shares      Price          Life
                        ------           ------     -----          ----          ------     ------      -----          ----
outstanding
at beginning
of year                                                                        $.65 - .65    60,000     $0.65         .5 year

granted during
the year           $ 1.125 - 7.75      1,591,000    $  4.60

expired                                                                                     (60,000)    $0.65

exercised          $ 1.125 - 1.125      (200,000)   $  1.125
                                       ---------                                            -------
outstanding
at end of
year               $ 1.125 - 7.75      1,391,000    $  5.67       4.5 years                       0
                                       =========                                            =======
exercisable at
end of year        $ 1.125 - 7.70        305,000    $  5.86       4.3 years                       0
                                       =========                                            =======

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001


Following is a summary of options and warrants outstanding as of March 31, 2001:


                      Options and Warrants Outstanding                      Options and Warrants Exercisable
                 --------------------------------------------               --------------------------------
                                                                                               Weighted-
  Range of                     Weighted-Average     Weighted-Average                            Average
  Exercise         Number          Remaining            Exercise                Number         Exercise
   Prices        Outstanding   Contractual Life          Price                Exercisable        Price
------------     -----------   ----------------          -----                -----------        -----
$1.125-$3.90         307,000         4.00                $2.99                    200,000        $2.49
$ 5.00-$7.75       1,084,000         4.60                 6.00                    105,000         7.62
                 -----------                                                  -----------
                   1,391,000         4.47                $5.67                    305,000        $5.86
                 ===========                                                  ===========


NOTE I - INCOME TAXES

The provision for income taxes is comprised of the following:

                                     Year Ended March 31,
                                     2001            2000
                                   -------         -------
         Current                   $     0         $ 7,000
         Deferred                        0               0
                                   -------         -------
         Income tax provision      $     0         $ 7,000
                                   =======         =======

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate:

                                        Year Ended March 31,
                                      2001                2000
                                      ----                ----
Federal statutory rate                (34)%                34%
State statutory rate                   (4)
Net operating loss carryforward                           (17)
Effect of graduated rates                                  (8)
Dividends received                                         (5)
Permanent difference                    6
Other                                                       3
Net change to valuation allowance      32
                                     ----                ----
Effective tax rate                      0%                  7%
                                     ====                ====

Deferred income tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company's deferred income tax assets and liabilities (there are currently no deferred tax liabilities) as of March 31, 2001 and 2000 are as follows (in thousands):

                                                  Year Ended March 31,
                                                   2001         2000
                                                   ----         ----
Deferred income tax assets:
     Net operating loss and research and
      experimentation
      credit carryforwards                         $ 481        $  0
     Non qualified stock options and warrants
      granted                                        487           0
                                                   -----        ----
Net deferred income tax assets before valuation
 allowance                                           968           0
Valuation allowance for deferred income tax
 assets                                             (968)          0
                                                   -----        ----
Net deferred income tax assets                     $   0        $  0
                                                   =====        ====

During the year ended March 31, 2000, the Company used $50,000, the balance of the net operating loss carryforwards to eliminate all but $7,000 of current income taxes payable.

The net increase in the valuation allowance for deferred income tax assets for 2001 was $968,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At March 31, 2001, the Company has net operating loss and research and experimentation credit carry forwards for U.S. federal and state income tax purposes of approximately $1,259,000 and $6,000, respectively, which expire in varying amounts beginning in the year 2020. Included in the net operating loss carryforward is $828,000 of such carryforward losses which was generated by BVL prior to its acquisition by BWV and its utilization is limited under section 382 of the Internal Revenue Code as BVL had ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001


NOTE J - COMMITMENTS AND CONTINGENCIES

LEASES

The Company, in connection with the BVL acquisition, acquired their lease for office space which expires in December 2005.

Rent expense for the years ended March 31, 2001 and 2000 was $22,000 and $0, respectively.

Minimum future rental payments are as follows:

                  2002              $ 175,000
                  2003                178,000
                  2004                182,000
                  2005                185,000
                  2006                141,000
                                    ---------
                                    $ 861,000
                                    =========

EMPLOYMENT AGREEMENT

The Company has a three year employment agreement with the President of the Company, expiring in November 2003. The agreement provides for an annual base salary of $60,000, and granted 250,000 incentive stock options, 40% which vested on the merger with BVL, 40% which vest in November 2001, and 20% which vest November 2002. Any termination of the President other than for cause or change in the control of the Company will cause the unvested options to vest immediately.


NOTE K - SUBSEQUENT EVENT

In May 2001, BWV merged with Executive Venture Partners, LTD. ("EVP"). Pursuant to the merger agreement BWV exchanged 500,000 shares of its common stock for all the outstanding shares of EVP. The merger will be accounted for as a purchase transaction. Certain shareholders of EVP were also shareholders and Directors of Brainworks prior to the merger. These related parties and joint shareholders received 390,000 shares of the total shares exchanged. The stock issued in the merger includes a provision for "piggy-back" registration rights.

EVP specializes in the development and implementation of corporate venturing programs focusing on Fortune 2000 companies. Corporate venturing programs include the development of dedicated, internal research and development centers within a corporation to help develop and commercialize ideas and talents of a company's staff. EVP has an exclusive royalty-free license with its founder (who provided certain intellectual property and software). In the event his employment is terminated for any reason prior to May 1, 2006, the agreement provides for a license fee of approximately $6,000 per month to be paid to him through April 2006.