Form 10QSB
period 2001-06-30
BRAINWORKS VENTURES INC
filed 2001-08-21
CIK 8497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark one)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934 For the transition period from __________ to ___________

For the transition period from ____________ to ___________

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

                                 (404) 524-1667
                (Issuer's telephone number, Including area code)

         (Former name, former address and former fiscal year, if changed since last report)

                       ---------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,457,934 shares as of August 15, 2001.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            BRAINWORKS VENTURES, INC.
                              INDEX TO FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS                                              PAGE

     Consolidated Balance Sheet as
     of June 30, 2001...................................................    3

     Consolidated Statements of Operations
     for the Three Months Ended
     June 30, 2001 and June 30, 2000....................................    4

     Consolidated Statements of Cash Flows
     for the Three Months Ended
     June 30, 2001 and June 30, 2000....................................    5

     Notes to Consolidated Financial Statements.........................    6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION......    8


                           PART II - OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS .....................    9

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K ..............................   10

SIGNATURES .............................................................   12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2001

ASSETS
Current assets:
    Cash and cash equivalents                                                           $   653,000
    Accounts receivable                                                                     173,000
    Other receivables                                                                        25,000
    Due from officers/stockholders                                                           14,000
    Prepaid expenses and other current assets                                                27,000
                                                                                        -----------

           Total current assets                                                             892,000

Fixed assets, net of accumulated depreciation of $35,000                                    358,000
Investments in non-marketable equity securities (at cost), including convertible
    note receivable of $50,000                                                              255,000
Intangible assets, net of accumulated amortization of $393,000                            2,762,000
                                                                                        -----------

    Total assets                                                                        $ 4,267,000
                                                                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                            $   424,000
    Due to officer/stockholder                                                                5,000
                                                                                        -----------

        Total current liabilities                                                           429,000
                                                                                        -----------

Stockholders' equity
    Common stock, $0.01 par value; authorized 25,000,000 shares;
        issued and to be issued 2,458,000 shares                                             25,000
    Additional paid-in capital                                                            8,124,000
    Accumulated deficit                                                                  (2,454,000)
    Deferred compensation                                                                (1,797,000)
    Stock subscriptions receivable                                                          (60,000)
                                                                                        -----------

    Total stockholders' equity                                                            3,838,000
                                                                                        -----------

    Total liabilities and stockholders' equity                                          $ 4,267,000
                                                                                        ===========

           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED JUNE 30,
                                                                       --------------------------------

                                                                           2001                2000
                                                                       ------------        ------------

Revenues-consulting                                                    $    131,000

Cost of revenues                                                             80,000
                                                                       ------------

Gross profit                                                                 51,000

Expenses:
    Selling and administrative expenses                                     855,000        $  1,512,000
                                                                       ------------        ------------


Loss from operations                                                       (804,000)         (1,512,000)

Gain on sale of securities                                                                    1,139,000
Interest and dividends                                                        9,000              11,000
                                                                       ------------        ------------

Loss before income taxes                                                   (795,000)           (362,000)

Income tax provision                                                                            330,000
                                                                       ------------        ------------

Net loss                                                               $   (795,000)       $   (692,000)
                                                                       ============        ============

Net loss per common share-basic and diluted                            $      (0.35)       $      (0.69)
                                                                       ============        ============

Weighted average number of shares outstanding-basic and diluted           2,249,000           1,000,000
                                                                       ============        ============


           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED JUNE 30,
                                                                                      --------------------------------
                                                                                         2001                2000
                                                                                      ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $   (795,000)       $   (692,000)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                                   295,000
           Gain on sale of securities                                                                       (1,139,000)
           Stock issued for compensation                                                    13,000           1,327,000
           Deferred compensation amortization                                              372,000
           Changes in operating assets and liabilities
               Accounts receivable                                                         (51,000)
               Prepaid expenses and other current assets                                     2,000
               Other receivable                                                              4,000
               Accounts payable and accrued liabilities                                     53,000
               Income taxes payable                                                                            330,000
                                                                                      ------------        ------------

                      Net cash used in operating activities                               (107,000)           (174,000)
                                                                                      ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition expenses                                                                   (78,000)
    Proceeds from sale of investments                                                                        1,411,000
                                                                                      ------------        ------------
        Net cash (used in) provided by investing activities                                (78,000)          1,411,000
                                                                                      ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Note receivable from officer/stockholder                                               225,000
    Collections of stock subscriptions receivable                                            2,000
    Proceeds from the sale of treasury stock                                                                     8,000
                                                                                      ------------        ------------

        Net cash provided by financing activities                                          227,000               8,000
                                                                                      ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   42,000           1,245,000

Cash and cash equivalents, beginning of period                                             611,000             248,000
                                                                                      ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $    653,000        $  1,493,000
                                                                                      ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
    Value of options issued                                                           $  1,251,000        $         --
    Value of stock issued for acquisition                                             $    554,000        $         --
    Value of stock issued for fixed assets                                            $     32,500        $         --
    Value of stock issued for compensation                                            $     13,000        $         --

           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Brainworks Ventures, Inc. ("BWV"), together with its wholly owned subsidiaries, Brainworks Ventures Labs, Inc. ("BVL") and Executive Ventures Partners, Inc. ("EVP"), referred to as the "Company", is a Nevada corporation. The Company develops, invests in and operates internet and other technology companies located primarily in the southeastern United States. On February 14, 2001, BWV completed the acquisition of BVL, which is a venture development company that provides business consulting services to early stage technology companies.

On May 8, 2001 BWV acquired EVP, a consulting company that specializes in the development and implementation of corporate venturing programs. EVP's target clients are Fortune 2000 companies and government research laboratories. EVP works with clients to identify undervalued assets that can be commercialized and provides the resources and management talent to build a business around those assets. EVP also works with businesses to establish corporate venturing programs that manage corporate venture capital funds designed to make strategic investments.

The accompanying unaudited, consolidated, condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments consisting of normal recurring accruals and considered necessary for fair presentation. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

The Company has sustained a significant operating loss for the quarter ended June 30, 2001 and such losses are expected to continue. Further, the Company's operating activities have generated negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include raising additional capital and/or debt financing or the sale of the Company. There is no assurance that such capital and/or debt financing will be available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NET LOSS PER SHARE

Basic and diluted loss per share for the three month periods ended June 30, 2001 and 2000 are computed based on the weighted average number of common shares outstanding. The computation of diluted net loss per share is similar to the computation of basic net loss per share, except that the denominator is increased to include the number of additional common shares that would have been issued. However, the Company's computation of diluted net loss per share does not assume any conversion or exercise of securities, as their effect is anti-dilutive for all periods presented.

NOTE B - ACQUISITION

On May 8, 2001, BWV acquired EVP. All of the outstanding common stock of EVP was exchanged for 500,000 shares of BWV's common stock with a fair value of $554,000. The stock issued in the acquisition includes a provision for "piggy-back" registration rights. Certain shareholders of EVP were also shareholders or directors of the Company prior to the acquisition and received 390,000 shares of the total shares exchanged. The transaction was accounted for as a purchase pursuant to Accounting Principle Board No. 16 Accounting for Business Combinations (APB 16).

The assets acquired, liabilities assumed and the cost of the acquisition were as follows:

         Assets acquired:
             Current assets, principally accounts and unbilled
               receivables                                             $ 122,000
             Fixed assets                                                  5,000
             Intangible assets                                           497,000
                                                                       ---------
                                                                       $ 624,000
                                                                       =========

         Liabilities assumed:
             Accounts payable and accrued liabilities                  $  35,000
             Due to stockholder                                           35,000
             Common stock issued to EVP stockholders at fair value       554,000
                                                                       ---------
                                                                       $ 624,000
                                                                       =========

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

In addition, the Company incurred acquisition costs of approximately $78,000 in connection with the acquisition of EVP which is being amortized over a 36 month period.

The following unaudited pro forma condensed statements of operations (in thousands, except per share data) assumes the EVP acquisition occurred on April 1, 2001 and 2000. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma statements have been made.

                                                    2001           2000
                                                   -------        -------
                  Revenue                          $  220         $    0
                  Net loss                         $ (763)        $ (743)
                  Net loss per share               $(0.31)        $(0.50)


NOTE C - RECLASSIFICATION

Certain items in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported income.

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

RESULTS OF OPERATIONS

         For the three months ended June 30, 2001 and 2000, the Company recorded revenues of $131,000 and $0, respectively, along with other income of $9,000 and $1,150,000, respectively. The increase in revenue is primarily due to consulting revenue earned by EVP. The decrease in other income of $1,141,000 is primarily due to the gain on the sale of La Fonda capital stock held by the Company which occurred in fiscal-year 2000.

         For the three months ended June 30, 2001 and 2000, the cost of revenue was $80,000 and $0, respectively. The increase in cost of revenue is primarily due to $45,000 of payroll expenses, $24,000 of consulting expenses and $10,000 of travel and related expenses incurred in the three months ended June 30, 2001.

         For the three months ended June 30, 2001, total selling, general and administrative expenses of $855,000 included a $372,000 non-cash compensation charge, consulting expenses of $25,000, rent expenses of $33,000, professional fees of $80,000 and depreciation and amortization of $295,000. For the three months ended June 30, 2000, total selling, general and administrative expenses of $1,512,000 included consulting expenses of $120,000 and stock issued for compensation of $1,327,000 related to (i) non-qualified options granted to Donald Ratajczak, the Company's Chief Executive Officer and Chairman of the Board, and Marc J. Schwartz, the Company's Chief Financial Officer, Vice President, Treasurer and Secretary, prior to their appointment as officers and directors of the Company, and (ii) options granted to advisors to the Company. The changes in operations resulted in a net loss for the three months ended June 30, 2001 of $795,000 compared to a net loss for the comparable period ended June 30, 2000 of $692,000.

         For the three months ended June 30, 2001, working capital decreased by $190,000 from March 31, 2001. This decrease was principally due to cash used in operations resulting from the current period loss, collection of a $225,000 note receivable from an officer for the exercise of stock options, an increase in accounts receivable and other receivables of $169,000 and the conversion of a note receivable from Intelligent Education, Inc. to a non-current investment in non-marketable equity securities, an increase in accounts payable and accrued liabilities of $121,000, during this period cash and cash equivalents increased by approximately $40,000.

         The Company continues to incur significant operating costs. These costs primarily consist of payroll expenses, professional fees and consulting expenses. The Company's ability to attain profitability depends on its ability to increase consulting revenues from EVP and BVL.

         For the three months ended June 30, 2001, net cash used in operating activities was $107,000, net cash used in investing activities was $78,000 and net cash provided by financing activities was $227,000. For the three months ended June 30, 2000, net cash used in operations was $174,000, net cash provided by investing activities was $1,411,000 and net cash provided by financing activities was $8,000. The change in net cash from operating activities was primarily due to the increase in depreciation and amortization of $295,000 primarily due to the acquisitions of EVP and BVL, decrease in non-cash compensation of $1,314,000 and increase in amortization of deferred compensation of $372,000 for options issued in 2000 and 2001. The change in net cash from investing activities was primarily due to a decrease in cash provided from the sale of investments of $1,411,000 and expenses related to the Company's acquisition of EVP incurred in the three months ended June 30, 2001. The Company expects that its cash flows from operations, cash on hand and the expected proceeds of capital raising activities will be sufficient to maintain operations for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

         Current assets as of June 30, 2001 of $892,000 represents a decrease in current assets of $64,000 from the March 31, 2001 fiscal-year end and a decrease in current assets of $726,000 from the comparable period ended June 30, 2000. Total assets as of June 30, 2001 of $4,267,000 represents an increase in total assets of $303,000 from the March 31, 2001 fiscal-year end and an increase in total assets from the comparable period ended June 30, 2000 of $2,649,000. These increases in total assets were primarily due to the acquisition by the Company of BVL and EVP, which acquisitions occurred on February 14, 2001 and May 8, 2001, respectively.

         While management believes that these acquisitions should assist the Company in pursuing its business direction, management's plans include seeking additional capital or debt financing or the possible sale of the Company. As of the date of this report there are no firm arrangements that provide for such additional capital or debt financing. There is no guarantee that such additional capital or debt financing will be available when and to the extent required, or that if available, it will be available on terms acceptable to the Company.

INFLATION

         The Company does not currently view the effects of inflation as having a material effect on the Company's business.

                           PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 8, 2001, the Company consummated the merger (the "Merger") of EVP with and into EVP Acquisition Corporation, a Georgia corporation and a wholly-owned subsidiary of the Company ("EVP Acquisition"), whereby EVP became a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger dated May 8, 2001, by and among the Company, EVP Acquisition, EVP and all the former stockholders of EVP (the "Merger Agreement").

         Pursuant to the Merger Agreement, all of the issued and outstanding shares of EVP's common stock, no par value per share ("EVP Common Stock"), were converted into the right to receive an aggregate of 500,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), 31,252 shares of which are being held in escrow to satisfy certain indemnification claims that the Company may make pursuant to the Merger Agreement for breaches of representations and warranties set forth therein (the "Merger Consideration").

         Pursuant to the Registration Rights Agreement dated May 8, 2001, all the shares constituting the Merger Consideration are entitled to certain "piggy-back" registration rights.

         The securities issued in connection with the Merger have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in Section 4(2) of the Securities Act. The Company based such reliance upon factual representations made to the Company by the stockholders of EVP as to such stockholders' investment intent and sophistication, among other things.

         On June 08, 2001, the Company issued 2,000 shares of Common Stock to an employee of the Company in consideration for services rendered to the Company. These shares were issued without registration under the Securities Act in reliance upon the exemption of Section 4(2) of the Securities Act. The Company based such reliance on oral representations made by such employee to the Company as to such employee's investment intent and sophistication, among other things.

         On June 08, 2001, the Company issued 5,000 shares of Common Stock to a supplier of the Company in partial payment for goods received by the Company. These shares were issued without registration under the Securities Act in reliance upon the exemption of Section 4(2) of the Securities Act. The Company based such reliance upon the limited nature of the issuance.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2.1 Agreement and Plan of Merger dated May 8, 2001, by and among the Company, EVP, EVP Acquisition and the stockholders of EVP
                  (the "Merger Agreement"). (Certain of the exhibits and schedules to the Merger Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the Securities and Exchange
                  Commission ("SEC") upon request.)(*)

         4.1 Registration Rights Agreement entered into in connection with the Merger Agreement.(*)

         4.2      Escrow Agreement entered into in connection with the Merger
                  Agreement.(*)

         * Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 23, 2001.

(b)      Reports on Form 8-K

         Since April 1, 2001, the Company has filed the following Current Reports on Form 8-K or Form 8-K/A:

         (1) The Company's Current Report on Form 8-K filed with the SEC on May 23, 2001, reporting under Item 2 of such report the Company's acquisition of EVP (the "EVP 8-K");

         (2) The Company's Current Report on Form 8-K/A filed with the SEC on May 30, 2001, setting forth the (i) audited financial statements of BVL as of December 31, 2000 and for the year ended December 31, 2000 and the periods from November 5, 1999 (inception) to December 30, 1999 and November 5, 1999 (inception) to December 30, 2000; and (ii) unaudited pro forma condensed consolidated financial statements for the twelve months ended December 31, 2000, which report amended Item 7 of the Company's

                  Current Report on Form 8-K filed with the SEC on February 28, 2001, reporting under Item 2 of such report the Company's acquisition of BVL; and

         (3) The Company's Current Report on Form 8-K/A filed with the SEC on August 16, 2001, amending Item 7 of the EVP 8-K to set forth the (i) audited financial statements of EVP as of March 31, 2001, and for the period from May 1, 2001 (commencement of operations) to March 31, 2001; and (ii) unaudited pro forma condensed consolidated financial statements for the year ended March 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRAINWORKS VENTURES, INC.


                                    By: /s/ Marc J. Schwartz
                                       -----------------------------------------
                                    Marc J. Schwartz
                                    Vice President/Treasurer

Dated: August 20, 2001

                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger dated May 8, 2001, by and among the Company, EVP, EVP Acquisition and the stockholders of EVP (the "Merger
         Agreement"). (Certain of the exhibits and schedules to the Merger
         Agreement have been omitted from this Report pursuant to Item 601(b)(2) of Regulation S-B, and the Company agrees to furnish copies of such omitted exhibits and schedules supplementally to the SEC upon request.)(*)

4.1 Registration Rights Agreement entered into in connection with the Merger Agreement.(*)

4.2      Escrow Agreement entered into in connection with the Merger
         Agreement.(*)

* Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 23, 2001.