Form 10QSB
period 2001-09-30
BRAINWORKS VENTURES INC
filed 2001-11-16
CIK 8497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
         1934 for the transition period from            to
                                             ----------    -----------

                         Commission File Number: 0-06334


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

                    ---------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES   [X]   NO   [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,459,934 shares as of November 12, 2001.


         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                            BRAINWORKS VENTURES, INC.
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                                           PAGE

     Consolidated Balance Sheet
     as of September 30, 2001................................................................3

     Consolidated Statements of Operations
     for the Three Months and Six Months Ended
     September 30, 2001 and September 30, 2000...............................................4

     Consolidated Statements of Cash Flows
     for the Six Months Ended September 30, 2001
     and September 30, 2000..................................................................5

     Notes to Consolidated Financial Statements..............................................6


ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........................7


                     PART II - OTHER INFORMATION

ITEM 4      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................8

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K ................................................9

SIGNATURES  .................................................................................9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAINWORKS VENTURES, INC
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2001

ASSETS
Current assets:
  Cash                                                                  $   408,000
  Due from officers/stockholders                                             14,000
  Accounts receivable                                                       132,000
  Prepaid expenses and other current assets                                  11,000
                                                                        -----------

      Total current assets                                                  565,000


Fixed assets, net of accumulated depreciation of $58,000                    334,000
Investments in non-marketable equity securities, at cost                    281,000
Intangible assets, net of accumulated amortization of $683,000            2,472,000
Other assets                                                                  3,000
                                                                        -----------

                                                                        $ 3,655,000
                                                                        -----------






LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                            $   564,000
    Due to officers/stockholders                                              5,000
                                                                        -----------

      Total current liabilities                                             569,000
                                                                        -----------

Stockholders' equity
  Common stock, $0.01 par value; authorized 25,000,000 shares;
    issued and to be issued 2,458,000 shares                                 25,000
  Additional paid-in capital                                              8,124,000
  Deferred compensation                                                  (1,382,000)
  Receivables for stock                                                     (60,000)
  Accumulated deficit                                                    (3,621,000)
                                                                        -----------


    Total stockholders' equity                                            3,086,000
                                                                        -----------


                                                                        $ 3,655,000
                                                                        ===========


           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                Three months                         Six months
                                            ended September 30,                  ended September 30,
                                            2001              2000              2001              2000
                                        -----------       -----------       -----------       -----------

Revenues                                $   398,000                         $   529,000

Cost of Revenues                            404,000                             484,000
                                        -----------                         -----------
Gross profit (loss)                          (6,000)                             45,000
Selling, general and
  administrative expenses                 1,169,000       $   304,000         2,024,000       $ 1,816,000
                                        -----------       -----------       -----------       -----------

Loss from operations                     (1,175,000)         (304,000)       (1,979,000)       (1,816,000)

Realized gain (loss) on sale of
  securities                                                  (19,000)                          1,120,000
Interest and dividends                        7,000            11,000            16,000            22,000
                                        -----------       -----------       -----------       -----------


Loss before income taxes provision       (1,168,000)         (312,000)       (1,963,000)         (674,000)

Income tax provision                              0                 0                 0           330,000
                                        -----------       -----------       -----------       -----------

Net loss                                $(1,168,000)      $  (312,000)      $(1,963,000)      $(1,004,000)
                                        ===========       ===========       ===========       ===========

Net loss per common share-
  basic and diluted                     $     (0.48)      $     (0.33)      $     (0.83)      $     (1.03)
                                        ===========       ===========       ===========       ===========

Weighted number of shares
   outstanding, basic and
   diluted                                2,458,000           954,000         2,372,000           977,000
                                        ===========       ===========       ===========       ===========





           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,


                                                                       2001              2000
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(1,963,000)      $(1,004,000)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                    609,000
      Gain on sale of securities                                                      (1,120,000)
      Stock issued for compensation                                     13,000         1,521,000
      Income taxes payable                                                               316,000
      Deferred compensation amortization                               787,000
      Changes in operating assets and liabilities
        Accounts receivable                                            (10,000)           59,000
        Prepaid expenses and other current assets                       16,000
        Accounts payable and accrued liabilities                       166,000
        Due to stockholders                                             30,000
                                                                   -----------

          Net cash used in operating activities                       (352,000)         (228,000)
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition expenses                                                 (78,000)
  Proceeds from sale of investments                                                    1,524,000
  Purchase of investments                                                               (205,000)
                                                                   -----------       -----------
    Net cash (used in) provided by investing activities                (78,000)        1,319,000
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Collections of stock subscriptions receivable                          2,000
  Notes receivable from officers/ stockholders                         225,000
  Proceeds from the sale of treasury stock                                                 8,000
                                                                   -----------       -----------

    Net cash provided by financing activities                          227,000             8,000
                                                                   -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             (203,000)        1,099,000

Cash, beginning of period                                              611,000           248,000
                                                                   -----------       -----------

CASH, END OF PERIOD                                                $   408,000       $ 1,347,000
                                                                   ===========       ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
     Value of options issued                                       $ 1,252,000       $        --
     Value of stock issued for acquisition                         $   554,000       $        --
     Value of stock issued for fixed assets                        $    32,000       $        --



           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Brainworks Ventures, Inc., a Nevada corporation ("BWV"), together with its wholly-owned subsidiaries, Brainworks Ventures Labs, Inc ("BVL") and Executive Ventures Partners, Inc. ("EVP"), referred to herein collectively as the "Company", develops, invests in and operates internet and other technology companies located primarily in the southeastern United States.

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

The accompanying unaudited, consolidated, financial statements include the accounts of the Company and its wholly-owned subsidiaries EVP and BVL from their respective dates of acquisition. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the six-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

The Company has sustained a significant operating loss for the six-month period ended September 30, 2001 and the Company's operations have generated negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has implemented cost controls to reduce operating expenses. Management's plans include raising additional capital and/or debt financing or the sale of the Company. If the company raises additional funds by issuing additional equity securities, then the percentage ownership of the Company's current stockholders will be diluted. There is no assurance that such capital and/or debt financing will be available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NET LOSS PER SHARE

Basic and diluted loss per share for the three-month and six-month periods ended September 30, 2001 and September 30, 2000 is computed based on the weighted average number of common shares outstanding. Common shares issuable on the exercise of options are not included in the calculation of net loss per share because their effect would be antidilutive.

NOTE B - ACQUISITION

On May 8, 2001, BWV acquired EVP. All of the outstanding common stock of EVP was exchanged for 500,000 shares of BWV's common stock with a fair value of $554,000. The stock issued in the acquisition includes a provision for "piggy-back" registration rights. Certain shareholders of EVP were also shareholders or directors of the Company prior to the acquisition and received 390,000 shares of the total shares exchanged. The transaction was accounted for as a purchase pursuant to Accounting Principle Board No. 16, Accounting for Business Combinations.

The assets acquired, liabilities assumed and the cost of the acquisition were as follows:

         Assets acquired:
           Current assets, principally accounts and unbilled receivables      $122,000
           Fixed assets                                                          5,000
           Intangible assets                                                   497,000
                                                                              --------
                                                                              $624,000
                                                                              ========

         Liabilities assumed:
           Accounts payable and accrued liabilities                           $ 35,000
           Due to stockholder                                                   35,000
           Common stock issued to EVP stockholders at fair value               554,000
                                                                              --------
                                                                              $624,000
                                                                              ========

In addition, the Company incurred acquisition costs of approximately $78,000 in connection with the acquisition, which costs are being amortized over a 36-month period.

The following unaudited pro forma condensed statements of operations assume the Company's acquisition of EVP occurred on April 1, 2001. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma statements have been made.

                                  Six months ended September 30,
                                     2001               2000
                                 -----------       ------------

         Revenue                 $   487,000       $ 16,000,000
         Net loss                $(1,931,000)      $   (658,000)
         Net loss per share      $     (0.79)      $      (0.45)

NOTE C - RECLASSIFICATION

Certain items in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2000 have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported income.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Certain statements contained in this Quarterly Report on Form 10-QSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Brainworks Ventures, Inc. to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

RESULTS OF OPERATIONS

For the three months ended September 30, 2001 and 2000, the Company recorded revenues of $398,000 and $0, respectively. The source of revenue is primarily consulting services provided by BVL and EVP during the period ended September 30, 2001.

For the three months ended September 30, 2001 and 2000, the cost of revenue was $404,000 and $0, respectively. The cost of revenue is primarily consulting and payroll expenses.

For the three months ended September 30, 2001, the selling, general and administrative expenses amounted to $1,169,000, an increase of $865,000 over the corresponding period ended September 30, 2000. The increase was primarily due to higher payroll expenses and operating costs incurred after the acquisitions of BVL and EVP and a non-cash compensation charge of $415,000 related to amortization of stock options granted to consultants and advisors.

For the six months ended September 30, 2001 and 2000, the Company recorded revenues of $529,000 and $0, respectively. In addition, during the six months ended September 30, 2000, the Company realized net gains of $1,120,000 primarily on the disposal of its investments in Corporacion De La Fonda. The increase in revenue is primarily due to consulting revenue earned by EVP.

For the six months ended September 30, 2001 and 2000, the cost of revenue was $484,000 and $0, respectively. The cost of revenue is primarily consulting and payroll expenses.

For the six months ended September 30, 2001, the selling, general and administrative expenses was $2,024,000, an increase of $208,000 over the corresponding period ended September 30, 2000. The increase is primarily due to higher payroll and operating costs incurred after the acquisition of BVL and EVP and a non-cash compensation charge of $787,000 related to the amortization of stock options granted to consultants and advisors. Selling, general and administrative expenses for the six months period ended September 30, 2000 included a non-cash compensation charge of $1,521,000 related to the stock options granted for services.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, working capital was a $4,000 deficit compared to $653,000 at March 31, 2001. This decrease was principally due to cash used in operations resulting from the current period loss.

For the six months ended September 30, 2001, net cash used in operating activities was $352,000 and net cash used in investing activities was $78,000. Net cash provided by financing activities was $227,000. For the six months ended September 30, 2000, net cash used in operations was $228,000, net cash provided by investing activities was $1,319,000 and net cash provided by financing activities was $8,000.

Current assets as of September 30, 2001 was $565,000, a decrease of $391,000 from the March 31, 2001 and a decrease of $782,000 from September 30, 2000. Total assets as of September 30, 2001 of $3,655,000 represents a decrease of $309,000 in total assets from the March 31, 2001 and an increase in total assets from September 30, 2000 of $2,103,000. This increase in total assets was primarily due to the acquisition by the Company of BVL and EVP, which acquisitions occurred on February 14, 2001 and May 8, 2001, respectively.

While management believes that these acquisitions should assist the Company in pursuing its business direction, management's plans included seeking additional capital or debt financing or the possible sale of the Company.

INFLATION

The Company does not currently view the effects of inflation as having a material effect on the Company's business.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Stockholders of the Company was held on September 8, 2001 (the "Meeting") in Alpharetta, Georgia. There were 2,457,934 shares of the Company's common stock issued and outstanding and entitled to vote at the Meeting of which 1,650,271 shares were present at the Meeting in person or represented by proxy. The table below sets forth the proposal that was voted on at the Meeting and the voting results of such proposal.

PROPOSAL:                                  FOR               WITHHELD      ABSTAIN
---------                                  ---               --------      -------
To elect the nominees listed below
to the Board of Directors:

   John P. Cayce                           1,648,921         1350          0

   Donald Ratajczak                        1,648,921         1350          0

   Kirk K. Reiss                           1,648,921         1350          0

   Marc J. Schwartz                        1,648,921         1350          0

   Cole F. Walker                          1,648,921         1350          0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

During the quarter ended September 30, 2001, the Company filed one Current Report on Form 8-K/A with the Securities and Exchange Commission (the "SEC") on August 16, 2001, which report amended Item 7 of the Current Report on Form 8-K filed with the SEC on May 23, 2001 (reporting under item 2 of such report the Company's acquisition of EVP), to set forth the (i) audited financial statements of EVP as of March 31, 2001, and for the period from May 1, 2000 (commencement of operations) to March 31, 2001; and (ii) unaudited pro forma condensed consolidated financial statements for the year ended March 31, 2000.
 .

SIGNATURES

In accordance with Section 13 or 10(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BRAINWORKS VENTURES, INC.


                                           By:   /s/ Marc J. Schwartz
                                                ------------------------------
                                                Marc J. Schwartz
                                                Vice President/ Treasurer

Dated:  November 16, 2001