Form 10QSB/A
period 2001-09-30
BRAINWORKS VENTURES INC
filed 2001-11-19
CIK 8497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

                                  Six months ended September 30,
                                     2001               2000
                                 -----------       ------------

         Revenue                 $   487,000       $     16,000
         Net loss                $(1,931,000)      $   (658,000)
         Net loss per share      $     (0.79)      $      (0.45)

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

Dated:  November 19, 2001