Form 10QSB
period 2001-12-31
BRAINWORKS VENTURES INC
filed 2002-02-19
CIK 8497

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


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


-------------------------------------------------------------------------------


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES   [X]     NO    [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,603,852 shares as of February 12, 2001.


         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                           BRAINWORKS VENTURES, INC.
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED DECEMBER 31, 2001

                         PART I - FINANCIAL INFORMATION


ITEM 1   FINANCIAL STATEMENTS                                                                      PAGE
      Consolidated Balance Sheet
      as of December 31, 2001........................................................................3

     Consolidated Statements of Operations
     for the Three Months and Nine Months Ended
     December 31, 2001 and December 31, 2000.........................................................4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended December 31, 2001
     and December 31, 2000...........................................................................5

     Notes to Consolidated Financial Statements......................................................6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...................................7

                          PART II - OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS...................................................8

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K............................................................8

SIGNATURES...........................................................................................10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAINWORKS VENTURES, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2001


ASSETS
Current assets:
    Cash                                                                    $   649,000
    Other receivables                                                             2,000
    Due from employees/stockholders                                               8,000
    Prepaid expenses and other current assets                                    45,000
                                                                            -----------

           Total current assets                                                 704,000


Fixed assets, net of accumulated depreciation of $82,000                        311,000
Investments in non-marketable equity securities, at cost                        281,000
Intangible assets, net of accumulated amortization of $969,000                2,186,000
                                                                            -----------

                                                                            $ 3,482,000
                                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                $   429,000
    Due to officers/stockholders                                                 26,000
                                                                            -----------

        Total current liabilities                                               455,000
                                                                            -----------

Stockholders' equity
    Common stock, $0.01 par value; authorized 25,000,000 shares;
        issued and to be issued 2,604,000 shares                                 26,000
    Additional paid-in capital                                                8,618,000
    Deferred compensation                                                    (1,100,000)
    Receivables for stock                                                       (60,000)
    Accumulated deficit                                                      (4,457,000)
                                                                            -----------


    Total stockholders' equity                                                3,027,000
                                                                            -----------

                                                                            $ 3,482,000
                                                                            ===========



          See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS                                    NINE MONTHS
                                                   ENDED DECEMBER 31,                             ENDED DECEMBER 31,
                                            -----------------------------------             -----------------------------------
                                               2001                     2000                   2001                    2000
                                            -----------             -----------             -----------             -----------

Revenues                                    $    68,000                                     $   597,000
Cost of Revenues                                 51,000                                         535,000
                                            -----------                                     -----------
Gross profit
                                                 17,000                                          62,000
Selling, general and
   administrative expenses                      856,000             $   326,000               2,880,000             $ 2,142,000
                                            -----------             -----------             -----------             -----------

Loss from operations                           (839,000)               (326,000)             (2,818,000)             (2,142,000)

Realized gain on sale of
   securities                                                           200,000                                       1,320,000
Interest and dividends                            3,000                  26,000                  19,000                  48,000
                                            -----------             -----------             -----------             -----------
Loss before income tax provision               (836,000)               (100,000)             (2,799,000)               (774,000)
Income tax provision                                  0                       0                       0                 330,000
                                            -----------             -----------             -----------             -----------
Net loss                                    $  (836,000)            $  (100,000)            $(2,799,000)            $(1,104,000)
                                            ===========             ===========             ===========             ===========
Net loss per common share-
   basic and diluted                        $     (0.33)            $     (0.10)            $     (1.15)            $     (1.14)
                                            ===========             ===========             ===========             ===========

Weighted number of shares
    outstanding, basic and
    diluted                                   2,555,000                 954,000               2,433,000                 969,000
                                            ===========             ===========             ===========             ===========



          See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,


                                                                                    2001                    2000
                                                                                 -----------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $(2,799,000)            $(1,104,000)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                             919,000
           Gain on sale of securities                                                                     (1,120,000)
           Stock issued for compensation                                              21,000
           Income taxes payable                                                                              317,000
           Deferred compensation amortization                                      1,137,000               1,720,000
           Changes in operating assets and liabilities
               Accounts receivable                                                    96,000
               Prepaid expenses and other current assets                              15,000
               Accounts payable and accrued liabilities                               82,000                   7,000
                                                                                 -----------             -----------

                  Net cash used in operating activities                             (529,000)               (180,000)
                                                                                 -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition costs                                                                (78,000)
    Purchase of fixed assets                                                          (1,000)                (67,000)
    Proceeds from sale of investments                                                                      1,524,000
    Purchase of investments                                                                                 (205,000)
                                                                                 -----------             -----------
                  Net cash (used in) provided by investing activities                (79,000)              1,252,000
                                                                                 -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Collections of stock subscriptions receivable                                      2,000
    Collection of notes receivable from officers/ stockholders                       225,000
    Proceeds from the sale of treasury stock                                                                   8,000
    Net proceeds from issuance of shares                                             419,000
                                                                                 -----------             -----------


        Net cash provided by financing activities                                    646,000                   8,000
                                                                                 -----------             -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             38,000               1,080,000

Cash, beginning of period                                                            611,000                 248,000
                                                                                 -----------             -----------

CASH, END OF PERIOD                                                              $   649,000             $ 1,328,000
                                                                                 ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
    Value of options issued                                                      $ 1,320,000             $ 2,229,000
     Value of stock issued for acquisition                                       $   554,000             $        --
     Value of stock issued for fixed assets                                      $    32,000             $        --


          See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

         Brainworks Ventures, Inc., a Nevada corporation ("BWV"), together with its wholly-owned subsidiaries, Brainworks Ventures Labs, Inc. ("BVL") and Executive Ventures Partners, Inc. ("EVP"), referred to herein collectively as the "Company," develops, invests in and operates internet and other technology companies located primarily in the southeastern United States.

         On February 14, 2001, BWV acquired BVL, a venture development company that provides business consulting services to early stage technology companies. On May 8, 2001, BWV acquired EVP, a consulting company that specializes in the development and implementation of corporate venturing programs. EVP's target clients are Fortune 2000 companies and government research laboratories. EVP works with clients to identify undervalued assets that can be commercialized and provides the resources and management talent to build a business around those assets. EVP also works with businesses to establish corporate venturing programs that manage corporate venture capital funds designed to make strategic investments.

         The accompanying unaudited, consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EVP and BVL, from their respective dates of acquisition. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the nine-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, filed with the Securities and Exchange Commission on July 16, 2001.

         The Company has sustained a significant operating loss for the nine-month period ended December 31, 2001, and operating losses are expected to continue. Further, the Company's operations continue to generate negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has implemented cost control measures to reduce operating expenses. Management's plans include raising additional capital and/or debt financing or the sale of the Company. If the Company raises additional funds by issuing additional equity securities, then the percentage ownership of the Company's current stockholders will be diluted. There is no assurance that such capital and/or debt financing will be available to the Company when and to the extent required or that, if available, it will be available on terms acceptable to the Company. The consolidated financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties.

NET LOSS PER SHARE

         Basic and diluted loss per share for the three-month and nine-month periods ended December 31, 2001 and December 31, 2000 is computed based on the weighted average number of common shares outstanding. Common shares issuable on the exercise of options are not included in the calculation of net loss per share because their effect would be antidilutive.

NOTE B - ACQUISITION

         On May 8, 2001, BWV acquired EVP. All of the outstanding common stock of EVP was exchanged for 500,000 shares of BWV's common stock, par value $.01 per share (the "Common Stock"), with a fair value of $554,000. The Common Stock issued in the acquisition is entitled to "piggy-back" registration rights. Certain stockholders of EVP were also stockholders or directors of the Company prior to the Company's acquisition of EVP and such stockholders received 390,000 shares out of the total 500,000 shares of Common Stock exchanged. The transaction was accounted for as a purchase pursuant to Accounting Principle Board No. 16, Accounting for Business Combinations.
The assets acquired, liabilities assumed and the cost of the acquisition were as follows:

Assets acquired:
    Current assets, principally accounts and unbilled                $122,000
receivables
    Fixed assets                                                        5,000
    Intangible assets                                                 497,000
                                                                     --------
                                                                     $624,000

Liabilities assumed:
    Accounts payable and accrued liabilities                         $ 35,000
    Due to stockholder                                                 35,000
    Common stock issued to EVP stockholders at fair value             554,000
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


                                 Nine months ended December 31,
                                  2001                    2000
                              -----------             -----------

Revenue                       $   686,000             $   108,000
Net loss                      $(2,767,000)            $(1,105,000)
Net loss per share            $     (1.11)            $     (0.75)


NOTE C - RECLASSIFICATION

         Certain items in the Company's Quarterly Report on Form 10-QSB for the period ended December 31, 2000, have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported income.

NOTE D - PRIVATE PLACEMENT

         In November and December 2001, the Company raised net proceeds of $419,000 in a private placement offering of units. Each unit was sold for $3.00 and consisted of 1 share of common stock and one warrant exercisable at $5.50.

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

RESULTS OF OPERATIONS

         For the three months ended December 31, 2001 and 2000, the Company recorded revenues of $68,000 and $0, respectively. The source of revenue is from consulting services provided by EVP during the period ended December 31, 2001.

         For the three months ended December 31, 2001 and 2000, the cost of revenue was $51,000 and $0, respectively. The cost of revenue is primarily direct consulting and payroll expenses.

         For the three months ended December 31, 2001, selling, general and administrative expenses were $856,000, an increase of $530,000 over the corresponding period ended December 31, 2000. The increase was primarily due to higher payroll expenses and operating costs incurred from the acquisitions of BVL and EVP and a non-cash compensation charge of $350,000 related to amortization of stock options granted to consultants and advisors.

         For the nine months ended December 31, 2001 and 2000, the Company recorded revenues of $597,000 and $0, respectively. The increase in revenue is primarily due to consulting revenue earned by BVL and EVP.

         For the nine months ended December 31, 2001 and 2000, the cost of revenue was $535,000 and $0, respectively. The cost of revenue is primarily direct consulting and payroll expenses.

         For the nine months ended December 31, 2001, selling, general and administrative expenses were $2,880,000, an increase of $738,000 over the corresponding period ended December 31, 2000. The increase is primarily due to higher payroll and operating costs incurred after the acquisitions of BVL and EVP and a non-cash compensation charge of $1,137,000 related to the amortization of stock options granted to consultants and advisors. Selling, general and administrative expenses for the nine months period ended December 31, 2000, included a non-cash compensation charge of $1,720,000 related to the stock options granted for services.

         During the nine months ended December 31, 2000, the Company realized net gains of $1,320,000 on the disposal of its investments in Corporacion De La Fonda and $200,000 on the sale of mineral rights.

         The Company continues to incur significant operating costs. These costs primarily consist of payroll expenses, professional fees and consulting expenses. The Company's ability to attain profitability depends, in part, on its ability to increase consulting revenue from EVP and BVL.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, working capital was $249,000 compared to $653,000 at March 31, 2001. This decrease was principally due to cash used in operations resulting from the current period loss.

         For the nine months ended December 31, 2001, net cash used in operating activities was $529,000 and net cash used in investing activities was $79,000. Net cash provided by financing activities was $646,000, including net proceeds of $419,000 from a private placement of Common Stock and Warrants and the collection of a $225,000 note receivable from an officer and director of the Company. For the nine months ended December 31, 2000, net cash used in operations was $180,000, net cash provided by investing activities was $1,252,000 and net cash provided by financing activities was $8,000.

         Current assets as of December 31, 2001 were $704,000, a decrease of $252,000 from March 31, 2001 and a decrease of $829,000 from December 31,
2000. Total assets as of December 31, 2001 of $3,482,000 represents a decrease of $482,000 in total assets from March 31, 2001 and an increase in total assets from December 31, 2000 of $1,882,000. This increase in total assets was primarily due to the Company's acquisitions of BVL and EVP, which acquisitions occurred on February 14, 2001 and May 8, 2001, respectively, and the Company's issuance of 141,918 shares of Common Stock through a private placement offering for net proceeds of $419,000.

         While management believes that the Company's acquisitions of BVL and EVP should assist the Company in pursuing its business direction, management's plans include seeking additional capital or debt financing or the possible sale of the Company.

INFLATION

         The Company does not currently view the effects of inflation as having a material effect on the Company's business.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Between October 22, 2001 and January 21, 2002, the Company conducted a private placement offering (the "Private Placement") of shares of Common Stock and warrants to purchase shares of Common Stock by offering for sale "Units" at a purchase price of $9,000 per Unit, with each Unit consisting of 3,000 shares of Common Stock and a warrant to purchase one (1) share of Common Stock at an exercise price of $5.50 per share, exercisable until five years from date of grant ("Type I Warrant"). Through the Private Placement, the Company sold 48.3 Units for an aggregate offering price of $434,750 and became obligated to issue the 144,918 shares of Common Stock and the 144,918 Type I Warrants comprising the Units sold.

         Pursuant to the terms of the Private Placement, upon exercise of a Type I Warrant, the holder thereof shall receive an additional warrant to purchase one (1) share of Common Stock at an exercise price of $8.50 share, exercisable until five years from the date of grant ("Type II Warrant"). Also pursuant to the terms of the Private Placement, upon exercise of a Type II Warrant, the holder thereof shall receive an additional warrant to purchase one
(1) share of Common Stock at an exercise price of $12.375 per share, exercisable until five years form date of grant ("Type III Warrant" and, collectively with the Type I Warrant and the Type II Warrant, the "Warrants"). At the option of the Company, each of the Warrants shall terminate thirty (30) days after the Company notifies the holder thereof that the closing price of the Common Stock has equal or exceeded the exercise price of such Warrant for ten (10) consecutive trading days.

         The shares of Common Stock and the Type I Warrants issued pursuant to the Private Placement were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption in Rule 506 of Regulation D promulgated pursuant to Section 4(2) of the Securities Act ("Regulation D"). The Company based such reliance upon factual representations made to the Company by each purchaser of a Unit as to such purchaser's investment intent, sophistication, and status as an "accredited investor," as that term is defined in Rule 501 of Regulation D, among other things.

         On October 22, 2001, the Company issued 2,000 shares of Common Stock to an independent contractor of the Company in consideration for administrative services rendered to the Company. These shares were issued without registration under the Securities Act in reliance upon the exemption of Section 4(2) of the Securities Act. The Company based such reliance on representations made by such independent contractor as to such independent contractor's investment intent and sophistication, among other things.

         On November 11, 2001, and pursuant to the Brainworks Ventures, Inc. 2000 Stock Option Plan (the "Plan"), the Company granted a non-qualified stock option to purchase 20,000 shares of Common Stock to an advisor of the Company in consideration for advisory services rendered to the Company by such advisor. This option has an exercise price of $4.25 per share, vests and first becomes exercisable in its entirety one (1) year from the date of grant, and expires the earlier of November 2, 2004, or upon the occurrence of certain events specified in the Stock Option Agreement entered into between the advisor and the Company pursuant to the Plan. This option was issued without registration under the Securities Act in reliance upon the exemption of Section 4(2) of the Securities Act. The Company based such reliance on representations made by the advisor to the Company as to such advisor's investment intent and sophistication, among other things.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           BRAINWORKS VENTURES, INC.


                           By:   /s/ Marc J. Schwartz
                              -------------------------------------------------
                              Marc J. Schwartz
                              Chief Financial Officer, Vice President
                              and Treasurer


Dated:  February 19, 2002