Form 10KSB
period 2002-03-31
BRAINWORKS VENTURES INC
filed 2002-07-01
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended March 31, 2002

Commission File Number: 0-06334

BRAINWORKS VENTURES, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	87-0281240

(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 MARIETTA STREET, SUITE 3450
ATLANTA, GEORGIA	30303

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number including Area Code: (404) 524-1667

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on which Registered

NONE	NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.01
(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State issuer’s revenues for its most recent fiscal year: $610,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold in the over-the-counter market on June 26, 2002, was approximately $1,265,684.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of June 26, 2002, the Registrant had outstanding 2,562,120 shares of its common stock, par value $.01 per share.

     Transitional Small Business Issuer Disclosure format (check one):

Yes ☐       No ☒

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

     Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the issuer’s definitive proxy statement for its annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission not later than July 28, 2002. If such definitive proxy statement is not filed by such date, then the issuer shall file by such date an amendment to this report setting forth the information required by Part III of Form 10-KSB.

PART I

Item 1.       DESCRIPTION OF BUSINESS

Overview

     Brainworks Ventures, Inc., a Nevada corporation (the “Company”), provides funding and business consulting services to early-stage technology companies by developing, investing in, acquiring or acquiring interests in, and operating such companies. The Company also seeks to work with universities, corporations, research laboratories, government economic authorities and individual investors to foster the commercialization of new concepts and technologies. During the past year, the Company provided consulting services related to the development and commercialization of existing assets to four clients including two national research laboratories.

     On February 14, 2001, the Company acquired all the outstanding capital stock of eBusinessLabs, Inc., a privately-held Georgia corporation now known as Brainworks Ventures Labs, Inc. (“BVL”), for approximately 800,000 shares of the Company’s common stock. BVL seeks to develop university affiliated venture development labs designed to assist the launch of business ventures.

     On May 8, 2001, the Company acquired all the outstanding capital stock of Executive Venture Partners, Ltd., a privately held Massachusetts company (“EVP”), for 500,000 shares of the Company’s common stock. EVP provides consulting services to develop and implement corporate venturing strategies for Fortune 2,000 companies by offering advice and recommendations related to asset development and value maximization. EVP holds a non-exclusive license to use an asset commercialization methodology. This license may be revoked upon the happening of certain events specified in the Amended and Restated License Agreement between EVP and Robert H. Cawly dated March 6, 2001.

     On March 31, 2002, the Company has three wholly-owned subsidiaries: Auric Minerals Corporation, a Nevada corporation (“Auric Minerals”), EVP and BVL.

History

     The Company originally incorporated in 1969 under the laws of the state of Utah. In 1985, the Company became a Nevada corporation by merging with a Nevada corporation that was a wholly-owned subsidiary of the Company created solely for the purpose of changing the Company’s state of domicile. Prior to May 2000, the Company was principally engaged in the acquisition, exploration and development of interests in various natural resource properties, primarily through participation with other parties in natural resource joint ventures or other arrangements. During the fiscal year ended March 31, 2001, the Company sold its ownership interests in all natural resource properties held by the Company as described below.

Disposition and Termination of Interest in Natural Resource Properties

     Hillcrest Claims

     In 1981, the Company leased forty-five (45) unpatented mining claims (the “Hillcrest Claims”) covering approximately 600 acres northwest of Elko, Nevada from Hillcrest Mining Company (“Hillcrest”) under a lease the initial term of which expired on August 31, 1984. The lease granted to the Company the option to extend the lease for twenty (20) additional one-year terms by making advance royalty payments of $6,000 per year to Hillcrest. The lease further provided that the Company will pay to Hillcrest a royalty equal to fifty percent (50%) of the Company’s earnings from the property, after deducting all direct costs incurred by the Company in the development of the property, exclusive of the Company’s overhead. Pursuant to the terms of a modification to the lease which provided the Company and Hillcrest with equal interests under the lease, the Company and Hillcrest each became entitled to receive a one percent (1%) royalty interest for gold and a three percent (3%) royalty interest on other metals extracted from the Hillcrest Claims.

     In 1981, the Company subleased its interest in the Hillcrest Claims to USX, formerly known as United States Steel Corporation, under a sublease the initial term of which expired on December 31, 1983. Pursuant to the sublease, USX had the right to renew the sublease for 20 additional one-year terms by paying an advance royalty of $50,000 per year for the term of the lease or as long as there was production. USX paid the advance royalty for each year through the fiscal year ended March 31, 1998.

     In August 1997, the Company agreed to an assignment of the sublease to Great Basin Gold, Inc. and an amendment to said sublease (the “Sublease Amendment”). Under the terms of the Sublease Amendment, the Company and Hillcrest agreed to extend the sublease for up to four 20-year periods commencing on December 31, 1997, provided that the $50,000 annual advance royalty payment is paid for each year for which there are no mining operations on the leased property. For each 20-year renewal period, the annual minimum advance royalty increases $5,000 per year.

     In October 2000, the Company sold its entire leasehold interest in the Hillcrest Claims to James Fouts, a former president of the Company, for $22,000.

     Disposition of Interest in Ivanho Property

     The Company also held a leasehold interest in 85,000 acres of property located near Elko, Nevada (the “Ivanho Property”). In October 2000, the Company sold its entire leasehold interest in the Ivanho Property to Mr. Fouts for $200,000.

     Disposition of Investment in Dynamic Oil Limited

     As of March 31, 2000, the Company held 129,600 shares of restricted common stock of Dynamic Oil Limited, an unaffiliated publicly-held British Columbia corporation (“Dynamic”) engaged in oil and gas exploration. In June 2000, the Company sold 79,600 shares of Dynamic for $107,000. In August 2000, the Company sold the remaining 50,000 shares of Dynamic for $56,000.

     Disposition of Interest in Robbie Claims

     In September 1995, the Company entered into a partnership agreement with Hi-Tech Exploration, Ltd. (“Hi-Tech”), Hillcrest, and Mr. Fouts, who then served as the Company’s president, pursuant to which the Company, Hillcrest and Mr. Fouts each purchased from Hi-Tech a twenty-five percent (25%) interest in 107 unpatented lode mining claims (the “Robbie Claims”) for the sum of $3,567. The Robbie Claims are located near Elko, Nevada, on land controlled by the Bureau of Land Management (“BLM”).

     During the fiscal year ended March 31, 2000, the parties leased the Robbie Claims to Great Basin Gold, Inc., for the sum of $4,000 per year, together with a royalty of two percent (2%) of net smelter returns and an obligation by the leaseholder to cover the annual fee payable to BLM of $100 per claim, payable by September 1 of each year. Pursuant to such lease, the Company was entitled to receive one-fourth of the annual payment and one-fourth of the net smelter returns, if any. In July 2000, the Company sold its interest in these claims to Mr. Fouts for $4,000.

Sale of Investment in La Fonda

     In addition to the natural resource investments previously held by the Company, Auric Minerals owned a minority interest in the outstanding capital stock (the “La Fonda Stock”) of Corporacion de La Fonda, Inc., a closely-held corporation that owns and operates the La Fonda Hotel in Santa Fe, New Mexico (“La Fonda”).

     During the fiscal year ended March 31, 2000, the Company sold to La Fonda a total of 800 shares of La Fonda Stock at a price of $141.00 per share, resulting in a net pre-tax gain of $103,000. In May 2000, the Company sold to La Fonda its remaining 9,200 shares of La Fonda Stock at a price of $141.00 per share for a total of $1,304,000 in cash. The Company realized a gain of approximately $1,188,000 from the sales of the La Fonda Stock.

Employees

     The Company currently has seven full time and two part-time employees. None of the employees are represented by a labor union.

Item 2.       DESCRIPTION OF PROPERTY

     Since February 2001, the Company maintains its principal office at 101 Marietta Street, Suite 3450, Atlanta, Georgia at which location BVL leases 7,600 square feet of office space at a current annual rent of approximately $180,000 under a lease which expires December 31, 2005. In the opinion of the Company’s management, the leased property discussed above is adequately insured, is adequate and suitable for the Company’s immediate needs and additional or substitute space is available to accommodate growth and expansion.

     As discussed in “Item 1 – Description of Business” above, the Company no longer holds interests in any natural resource properties.

Item 3.       LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the quarter ended March 31, 2002.

PART II

Item 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock is quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “BRAV.” There is currently a very limited trading market for the Company’s common stock. The following sets forth, for the respective periods indicated, the high and low sales prices of the Company’s common stock in the over-the-counter market, as reported and summarized by the OTC-BB. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions or adjustments, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

2001 Fiscal Year:
June 30, 2000	$7.125	$1.016
September 30, 2000	10.000	5.000
December 31, 2000	11.875	3.500
March 31, 2001	7.125	4.125
2002 Fiscal Year:
June 30, 2001	$8.00	$3.85
September 30, 2001	7.50	3.52
December 31, 2001	4.50	2.00
March 31, 2002	1.50	1.15

     On June 26, 2002, the high and low bid prices quoted by broker-dealer firms effecting transactions in the Company’s common stock were $0.55 and $0.55, respectively.

     The Company has never declared or paid cash dividends on its common stock and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends on the Company’s common stock will be at the discretion of the Board of Directors of the Company (the “Board”) and will be dependent on the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board deems relevant.

     At June 26, 2002, there were approximately 770 holders of record of the Company’s common stock.

     The following table sets forth information regarding compensation plans under which the Company’s common stock is authorized for issuance as of March 31, 2002. The Company’s stockholders approved the Brainworks Ventures Inc. Stock Option Plan (the “Plan”) at the Company’s 2000 annual meeting of stockholders. The Plan is the Company’s only equity compensation plan approved by the Company’s stockholders.

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options and	price of outstanding options	issuance under equity
	warrants	and warrants	compensation plans

Equity compensation plan approved by securities holders	1,297,000	$5.64 per share	3,703,000

Equity compensation plans not approved by securities holders	255,000 (1)	$2.30 per share	N/A

TOTAL	1,552,000	$5.09 per share	3,703,000

(1)	Represents (i) warrants and options to purchase 250,000 shares of the Company’s common stock granted in April and May 2000 to current officers and directors of the Company for consulting services rendered before such grantees became officers and directors of the Company and (ii) an option to purchase 5,000 shares of the Company’s common stock granted to Weberize, Inc. in October 2000 in exchange for services.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Annual Report on Form 10-KSB are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. The words “believe,” “expect,” “anticipate,” “predict,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “estimate,” and the negative thereof and other similar expressions are intended to identify forward-looking statements. Such forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements. The Company does not assume any duty to publicly update these forward-looking statements. The Company strongly recommends that the discussion and analysis set forth below be read in conjunction with the Company’s consolidated financial statements and notes thereto contained elsewhere herein.

Overview

     The Company provides funding and business consulting services to early stage development companies by developing, investing in, acquiring or acquiring interest in and operating such companies. The Company has made equity investments in three start up companies. The Company also provides consulting services to commercialize new concepts and intellectual property developed by universities, research laboratories and other large commercial companies.

     During the past two years, the Company has incurred significant losses from operations and such losses are expected to continue. Most of the expenses to date have been for general and administrative expenses, including non-cash charges related to amortization of options and warrants granted for consulting services totaling $1,159,000 and $2,007,000 for the years ended March 31, 2002 and 2001, respectively. In addition, in March 2002, the Company recorded an impairment charge of $1,630,000 on its long-lived intangible assets and also wrote down the carrying value of investments by $238,000.

     Revenues

     The Company’s revenues consists primarily of consulting fees generated through the provision of consulting services. Revenue from consulting fees is recognized when the Company performs services. Other income includes dividend and interest income.

     Operating Expenses

     Selling, general and administrative expenses consist primarily of consulting expenses, administrative and management personnel and related expenses, and depreciation and amortization expense.

     Results of Operations

     In the year ended March 31, 2002, the Company had revenues of $610,000, operating expenses of $3,190,000, an asset impairment charge of $1,868,000 related to the write down of unamortized intangible assets related to acquisitions of BVL and EVP and a write down of investments to their estimated net realizable values, resulting in a net loss of $4,979,000, and a net loss per common share of $2.01. In the fiscal year ended March 31, 2001, the Company had revenues of $1,000, realized a net gain of $1,320,000 from the sales of La Fonda Stock and the sale of mineral lease properties, $63,000 of interest and dividend income and operating expenses of $3,347,000, resulting in net loss of $1,963,000 or a loss per common share of $1.84.

     Management does not believe that the Company’s operations have been impacted by inflation.

Liquidity and Capital Resources

     In the year ended March 31, 2002, net cash used in operating activities was $801,000. Net cash used in operating activities includes the net loss for the year ended March 31, 2002 of $4,979,000 offset by non-cash charges related to depreciation and amortization of $1,224,000, amortization of deferred compensation for warrants and options issued to advisors and consultants of $1,159,000 and asset impairment charges of $1,868,000. Net cash used in investing activities resulted primarily from transaction costs related to the acquisition of EVP. The Company raised net proceeds of $425,000 in a private placement issuance of its common stock and warrants to purchase its common stock.

     As of March 31, 2002, the Company had working capital of $284,000.

     Going concern

     The Company has incurred significant losses from operations for the year ended March 31, 2002, and such losses are expected to continue. In addition, working capital has decreased by $369,000 from the year ended March 31, 2001. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company has received an opinion from its independent auditors containing an explanatory paragraph that describes such auditors’ uncertainty as to the Company’s ability to continue as a going concern due to the Company’s negative cash flow. As of the date the independent auditors rendered this opinion, the Company did not have access to sufficient committed capital to meet the Company’s projected operating needs for at least the next twelve months. If the Company does not achieve positive operating results within the next few months, then it will require additional financing. If positive operating results are not achieved in the short term, then the Company intends to take measures to reduce expenditures so as to minimize its requirements for additional financing, which financing may not be available on terms acceptable to the Company, if at all. Such measures may include reduction of the Company’s cost of operations and restructuring employee compensation packages. There can be no assurance that the Company will be able to generate internally or raise sufficient funds to continue the Company’s operations, or that the Company’s independent auditors will not issue another opinion with a going concern qualification. The Company’s consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s possible inability to continue its operations.

     The Company believes its survival is contingent upon increasing its BVL and EVP customer base and investing in further development of its services. This will require significant expenditures for sales, marketing, personal and professional fees and, to a lesser extent, support infrastructure. The Company, therefore, expects to continue to incur substantial operating losses for the foreseeable future.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Accounting for Goodwill and Other Intangibles” (“SFAS 141” and “SFAS 142”, respectively). Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for under the purchase method of accounting and goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets acquired in a business combination that are not deemed to have an indefinite life will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001.

     In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

     In October 2001, FASB issued SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

     The Company is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Company is required to adopt each of these standards in the first quarter of fiscal year 2003.

Item 7.         FINANCIAL STATEMENTS

     The Company’s consolidated financial statements (see “Index to Financial Statements” attached hereto) for the years ended March 31, 2002 and 2001, together with the notes thereto, have been audited by the independent accounting firm of Eisner LLP, whose opinion thereto is included herein, are included in this Report beginning at page F-1 hereof.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended March 31, 2002, there has been no disagreement with the Company’s accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”).

Item 10.       EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the 2002 Proxy Statement.

Item 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the 2002 Proxy Statement.

Item 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the 2002 Proxy Statement.

Item 13.         EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

2.1	Agreement and Plan of Merger dated December 29, 2000, by and among the Company, BVL, EBL Acquisition Corporation and certain stockholders of BVL signatory thereto (the “BVL Merger Agreement”). (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

2.2	Agreement and Plan of Merger dated May 8, 2001, by and among the Company, EVP, EVP Acquisition and the stockholders of EVP signatory thereto (the “EVP Merger Agreement”). (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

3i(1)	Articles of Incorporation. (Incorporated by reference to the Company’s Form 10 filed on May 30, 1972.)

3i(2)	Certificate of Amendment to the Articles of Incorporation. (Incorporated by reference to Exhibit 3i to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, filed by the Company on November 20, 2000.)

3ii(1)	Bylaws. (Incorporated by reference to the Company’s Form 10 filed on May 30, 1972.)

3ii(2)	Amendment to the Company’s Bylaws. (Incorporated by reference to Exhibit 3ii to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

4.1	Registration Rights Agreement entered into in connection with the BVL Merger Agreement. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

4.2	Registration Rights Agreement entered into in connection with the EVP Merger Agreement. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

4.3	Escrow Agreement entered into in connection with the BVL Merger Agreement. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

4.4	Escrow Agreement entered into in connection with the EVP Merger Agreement. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

4.5	Brainworks Ventures, Inc. Stock Option Plan. (Incorporated by reference to Exhibit A to the Definitive Proxy Statement filed by the Company on October 20, 2000.)

10.1	Employment Agreement between the Company and John P. Cayce dated November 22, 2000. (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the year ended March 31, 2001, filed by the Company on July 16, 2001.)

10.2	Amended and Restated License Agreement between EVP and Robert H. Cawly dated March 6, 2001. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the year ended March 31, 2001, filed by the Company on July 16, 2001.)

21.1	Subsidiaries of the Company.

     (B)  REPORTS ON FORM 8-K

     During the quarter ended March 31, 2002, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

BRAINWORKS VENTURES, INC.

Date: July 1, 2002	By:	/s/ Donald Ratajczak

Donald Ratajczak, Chairman of the Board
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald Ratajczak Donald Ratajczak	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	Date: July 1, 2002

/s/ Marc J. Schwartz Marc J. Schwartz	President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	Date: July 1, 2002

/s/ Cole F. Walker Cole F. Walker	Chief Operating Officer and Director	Date: July 1, 2002

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated December 29, 2000, by and among the Company, BVL, EBL Acquisition Corporation and certain stockholders of BVL signatory thereto (the “BVL Merger Agreement”). (Incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

2.2	Agreement and Plan of Merger dated May 8, 2001, by and among the Company, EVP, EVP Acquisition and the stockholders of EVP signatory thereto (the “EVP Merger Agreement”). (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

3i(1)	Articles of Incorporation. (Incorporated by reference to the Company’s Form 10 filed on May 30, 1972.)

3i(2)	Certificate of Amendment to the Articles of Incorporation. (Incorporated by reference to Exhibit 3i to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000, filed by the Company on November 20, 2000.)

3ii(1)	Bylaws. (Incorporated by reference to the Company’s Form 10 filed on May 30, 1972.)

3ii(2)	Amendment to the Company’s Bylaws. (Incorporated by reference to Exhibit 3ii to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

4.1	Registration Rights Agreement entered into in connection with the BVL Merger Agreement. (Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

4.2	Registration Rights Agreement entered into in connection with the EVP Merger Agreement. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

4.3	Escrow Agreement entered into in connection with the BVL Merger Agreement. (Incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000, filed by the Company on February 20, 2001.)

4.4	Escrow Agreement entered into in connection with the EVP Merger Agreement. (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on May 23, 2001.)

4.5	Brainworks Ventures, Inc. Stock Option Plan. (Incorporated by reference to Exhibit A to the Definitive Proxy Statement filed by the Company on October 20, 2000.)

10.1	Employment Agreement between the Company and John P. Cayce dated November 22, 2001. (Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB for the year ended March 31, 2001, filed by the Company on July 16, 2001.)

10.2	Amended and Restated License Agreement between EVP and Robert H. Cawly dated March 6, 2001. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the year ended March 31, 2001, filed by the Company on July 16, 2001.)

21.1	Subsidiaries of the Company.

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
     Brainworks Ventures, Inc.

We have audited the accompanying consolidated balance sheet of Brainworks Ventures, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Brainworks Ventures, Inc. and subsidiaries as of March 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred a significant net loss from operations and has generated net cash outflows from operations for the years ended March 31, 2002 and 2001, and such losses are expected to continue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP
(formerly Richard A. Eisner & Company, LLP )

New York, New York
June 12, 2002

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2002

ASSETS
Current assets:
Cash	$397,000
Accounts Receivable	6,000
Due from employees	11,000
Prepaid expenses and other current assets	38,000

Total current assets	452,000
Fixed assets, net	294,000
Investments in non-marketable equity securities	43,000
Intangible assets, net	267,000

Total assets	$1,056,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$168,000

Stockholders’ equity
Common stock, $0.01 par value; authorized 25,000,000 shares; 2,561,186 issued and outstanding	26,000
Additional paid-in capital	7,884,000
Accumulated deficit	(6,637,000)
Deferred compensation	(375,000)
Receivables for stock	(10,000)

Total stockholders’ equity	888,000

Total liabilities and stockholders’ equity	$1,056,000

See accompanying independent auditors’ report and notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED MARCH 31,

	2002	2001

Revenue	$610,000	$1,000

Operating Costs and Expenses:
Cost of Revenue	549,000
Selling, general and administrative	3,190,000	3,347,000
Impairment of long lived assets	1,630,000

Loss from operations	(4,759,000)	(3,346,000)
Gain on sale of securities		1,120,000
Interest and dividends	18,000	63,000
Sale of mineral lease properties		200,000
Realized loss on investments	(238,000)

Net loss	$(4,979,000)	$(1,963,000)

Net loss per common share-basic and diluted	$(2.01)	$(1.84)

Weighted average number of shares outstanding-basic and diluted	2,475,000	1,066,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Net loss	$(4,979,000)	$(1,963,000)
Other comprehensive gain:
Unrealized gain on available for sale securities		77,000

Total comprehensive loss	$(4,979,000)	$(1,886,000)

See accompanying independent auditors’ report and notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
			Additional			Comprehensive	Receivables
	Common Stock		Paid in	Accumulated	Deferred	Income	for	Treasury Stock
	Shares	Amount	Capital	Deficit	Compensation	(Loss)	Stock	Shares	Amount	Total

Balance-April 1, 2000	1,000,000	$10,000	$335,000	$305,000		$(77,000)		5,000	$(4,000)	$569,000
Cancellation of contributed common stock	(50,000)	(1,000)	1,000
Sale of treasury stock			4,000					(5,000)	4,000	8,000
Issuance of common stock in BVL merger	800,000	8,000	2,792,000							2,800,000
Fair value of options granted to consultants and advisors			2,924,000		$(2,924,000)
Receivables for stock acquired in BVL merger							$(62,000)			(62,000)
Options exercised	200,000	2,000	223,000							225,000
Amortization of deferred compensation					2,007,000					2,007,000
Net change in unrealized loss on securities available for sale						77,000				77,000
Net loss				(1,963,000)						(1,963,000)

Balance March 31, 2001	1,950,000	19,000	6,279,000	(1,658,000)	(917,000)	—	(62,000)	—	—	3,661,000
Issuance of common stock In a Private Placement	144,918	2,000	423,000							425,000
Issuance of common stock in EVP merger	500,000	5,000	549,000							554,000
Fair value of options granted to consultants and advisors			617,000		(617,000)
Collection on subscription receivable							14,000			14,000
Cancellation of subscription	(42,732)		(38,000)				38,000
Shares issued for services and equipment	9,000		54,000							54,000
Amortization of deferred compensation					1,159,000					1,159,000
Net loss				(4,979,000)						(4,979,000)

Balance March 31, 2002	2,561,186	$26,000	$7,884,000	$(6,637,000)	$(375,000)	—	$(10,000)	—	—	$888,000

See accompanying independent auditors’ report and notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED MARCH 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,979,000)	$(1,963,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87,000	12,000
Amortization	1,137,000	120,000
Stock issued for services	21,000
Gain on sale of securities		(1,120,000)
Impairment losses on intangible assets and realized loss on investments	1,868,000
Deferred compensation amortization	1,159,000	2,007,000
Changes in assets and liabilities
Accounts Receivable	86,000
Due from employees	3,000
Prepaid expenses and other current assets	(11,000)	(27,000)
Accounts payable and accrued expenses	(172,000)	33,000

Net cash used in operating activities	(801,000)	(938,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,000)	(110,000)
Proceeds from sale of equipment	5,000	90,000
Loans made		(50,000)
Purchase of investments		(205,000)
Proceeds from sale of investments		1,525,000
Net cash (paid) received on acquisitions	(77,000)	29,000

Net cash (used in) provided by investing activities	(77,000)	1,279,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Collection of note receivable from officer	225,000
Proceeds from sale of common stock	425,000
Collection of subscriptions receivable	14,000	14,000
Proceeds from the sale of treasury stock		8,000

Net cash provided by financing activities	664,000	22,000

NET (DECREASE) INCREASE IN CASH	(214,000)	363,000
CASH, BEGINNING OF YEAR	611,000	248,000

CASH, END OF YEAR	$397,000	$611,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR:
Income taxes		$7,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of options and warrants	$617,000	$2,924,000
Retirement of treasury stock		$1,000
Issuance of stock for acquisition	$554,000	$2,800,000
Note received on exercise of stock options		$225,000
Cancellation of stock subscription receivable	$38,000
Note and accounts receivable converted to investment in non-marketable equity securities	$76,000
Issuance of stock for equipment	$33,000

See accompanying independent auditors’ report and notes to consolidated financial statements

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE A – THE COMPANY, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Brainworks Ventures, Inc. (“Brainworks”), together with its subsidiaries, referred to as the “Company,” is a Nevada corporation which provides funding and business consulting services to early stage technology companies by developing, investing in and acquiring interests in, and operating such companies. The Company also seeks to work with universities, large corporations, research laboratories, government economic authorities and individual investors to foster the commercialization of new concepts and technologies.

On February 14, 2001, Brainworks acquired Brainworks Ventures Labs, Inc., formerly known as eBusinessLabs, Inc. (“BVL”), which is a venture development company that provides business-consulting services to early stage technology companies.

On May 8, 2001, the Company acquired Executive Venture Partners, Ltd. (“EVP”), which provides consulting services to develop and implement corporate venturing strategies to corporations and research laboratories.

The acquisitions were accounted for under the purchase method of accounting.

The consolidated financial statements include the accounts of its wholly-owned subsidiaries, BVL, EVP (from May 8, 2001) and Auric Minerals Corporation (which is currently inactive). All intercompany balances and transactions have been eliminated.

BASIS OF PRESENTATION

The Company has sustained significant operating losses in each of the years ended March 31, 2002 and 2001, and such losses are expected to continue. Further, the Company’s operations have generated net cash outflows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include raising additional capital and/or debt financing or the sale of the Company. There is no assurance of a purchaser being identified or capital and/or debt financing will be available on terms acceptable to the Company, if at all. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SIGNIFICANT ACCOUNTING POLICIES

[1] INVESTMENTS:

Investments consist of equity securities classified as available for sale. Marketable equity securities, which are publicly traded, are carried at fair market value based on quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Declines in fair value that are determined to be other than temporary are charged to earnings. Realized gains and losses on sales of investments are included in earnings and are determined on the specific identification method.

Investments in non-marketable securities are carried at cost as adjusted for declines in value which are other then temporary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

[2] FIXED ASSETS:

Fixed assets, consisting of office equipment, furniture and fixtures and leasehold improvements, are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvements.

[3] INTANGIBLE ASSETS:

Intangible assets acquired consist of business systems, methodologies and know how for use in the Company’s consulting services and are amortized on a straight-line basis over their estimated useful life of 3 years.

[4] LONG-LIVED ASSETS:

In accordance with SFAS No.121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” the Company reviews long-lived assets for impairment whenever changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted cash flows analysis to determine if an impairment exists. If an impairment is determined to exist, then any related impairment loss is calculated based on the present value of the expected future cash flows. In March 2002, the Company recognized an impairment loss of $1,630,000 related to intangible assets.

[5] REVENUE RECOGNITION:

Revenue is generated from consulting fees and is recognized when services are performed by the Company.

[6] INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for expected future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax basis. Deferred tax liabilities and assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

[7] STOCK-BASED COMPENSATION:

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The provisions of SFAS 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to apply APB No. 25 in accounting for its employee stock option grants.

[8] NET LOSS PER SHARE:

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Stock options and warrants have not been included in the diluted loss per share calculation as their inclusion would have been antidilutive. Potential common shares not included in the calculation of net loss per share for the year ended March 31, 2002, are as follows:

Warrants	535,000
Stock options	1,452,000

1,987,000

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

[9] FINANCIAL INSTRUMENTS:

The carrying amounts of cash, accounts receivable, amounts due from employees, investments in non-marketable equity securities, and accounts payable and accrued expenses approximate their fair value based on the nature of those items.

Estimated fair values of financial instruments are determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

[10] USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[11] RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Accounting for Goodwill and Other Intangibles” (“SFAS 141” and “SFAS 142”, respectively). Under these new standards, all acquisitions subsequent to June 30, 2001, must be accounted for under the purchase method of accounting and good will is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets acquired in a business combination that are not deemed to have an indefinite life will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt SFAS 142 in their fiscal year beginning after December 15, 2001.

In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

In October 2001, FASB issued SFAS No. 144. “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

The Company is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Company is required to adopt each of these standards in the first quarter of fiscal year 2003.

[12] SIGNIFICANT CUSTOMERS:

In the year ended March 31, 2002, revenue from two customers was 62% and 20% of total revenue.

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE B – ACQUISITIONS

On February 14, 2001 and May 8, 2001, Brainworks consummated its acquisitions of BVL and EVP, respectively. The transactions were accounted for under the purchase method of accounting. BVL was acquired for 800,000 shares of Brainworks’ common stock with a fair value of $2,800,000. EVP was acquired for 500,000 shares of Brainworks’ common stock with a fair value of $554,000.

The fair values were based on independent appraisals and the purchase prices were substantially attributed to intangible assets. The stock issued in the acquisitions is entitled to “piggy-back” registration rights. Certain shareholders of BVL and EVP were also shareholders or directors of Brainworks prior to the acquisitions and such shareholders or directors received 175,000 and 390,000 shares of the total shares exchanged in the acquisitions of BVL and EVP, respectively.

The assets acquired, liabilities assumed and the cost of the acquisitions were as follows:

	BVL	EVP

Assets acquired:
Cash	$61,000
Other current assets	208,000	$51,000
Fixed assets	246,000	6,000
Intangible assets	2,580,000	575,000

	$3,095,000	$632,000

Liabilities assumed acquisition costs:
Assumption of liabilities	$108,000
Due to Brainworks	155,000
Common stock issued to BVL and EVP stockholders at fair value	2,800,000	$554,000
Transaction costs	32,000	78,000

	$3,095,000	$632,000

The following unaudited pro forma condensed consolidated operating information assume the BVL and EVP acquisitions occurred on April 1, 2000. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma information have been made.

	2002	2001

Revenue	$693,000	$146,000
Net loss	$(4,930,000)	$(3,785,000)
Net loss per share	$(1.96)	$(1.66)

NOTE C – RELATED PARTY TRANSACTIONS

In May 2000, the Company sold certain non-marketable equity securities and a partnership interest in a mining claim to its former President for $26,000, which was the Company’s carrying cost. In addition, in October 2000, the Company also sold to its former President mineral lease interest in property located in Nevada for $200,000. Its carrying value had been written down to $0 in earlier years.

The Company owned a minority interest in Corporacion de La Fonda, Inc. (“La Fonda”), a closely held corporation which owns and operates the La Fonda Hotel in Santa Fe, New Mexico. The Company’s former President has an equity interest and is a director of La Fonda. In May 2000, the Company sold its minority interest back to La Fonda for $1,304,000 and realized a net gain of $1,188,000.

Brainworks’ former President agreed to perform certain administrative services by a specified date or return 50,000 shares of Brainworks’ common stock held by him. These services were not provided and the 50,000 shares were returned and cancelled during the year ended March 31, 2001.

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE D – FIXED ASSETS

Fixed assets at March 31, 2002, are as follows:

		Estimated
		Useful Life-Years

Computer equipment	$97,000	3
Furniture and fixtures	81,000	7
Leasehold improvements	215,000	5

	393,000
Less accumulated depreciation and amortization	(99,000)

	$294,000

Depreciation and amortization expense on fixed assets for the years ended March 31, 2002 and 2001 was $87,000 and $12,000, respectively.

NOTE E – INVESTMENTS

The investments consist of non-marketable equity securities and are carried at cost as adjusted for declines in value which are other then temporary. The Company determined the decline in the fair value of the non-marketable securities to be other than temporary and recorded a realized loss of $238,000.

NOTE F – INTANGIBLE ASSETS

Intangible assets acquired in the acquisitions of BVL and EVP consist primarily of business tools, methodologies and know how which were recorded at the fair value at the date of acquisitions of approximately $2,580,000 and $575,000, respectively. The intangible assets are being amortized over their estimated useful life of three years. Amortization expense related to the intangible assets was $1,137,000 and $120,000 for the years ended March 31, 2002 and 2001, respectively.

In March 2002, the Company recognized an impairment loss of $1,630,000 related to these assets.

NOTE G – STOCK OPTIONS AND WARRANTS

STOCK OPTIONS PLAN

Options to purchase common stock under the Company’s 2000 Stock Option Plan (the “Plan”) can be granted to employees and directors. Under the Plan, up to 5,000,000 shares may be granted. The Plan is administered by the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant. Options generally have a maximum term of five to six years and vest over two years.

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

VALUE OF OPTIONS GRANTED TO EMPLOYEES

For disclosure purposes, the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted by the Company during the years ended March 31, 2002 and 2001 as follows:

	2002	2001

Annual dividends	0%	0%
Expected Volatility	186%	182%
Risk-free interest rate	4.59%	5.24%
Expected life (in years)	5.37	5

If compensation cost had been determined on the basis of fair value pursuant to SFAS 123, then net loss attributable to common stockholders and net loss per share attributable to common stockholders would have increased for the years ended March 31, 2002 and 2001 as follows:

	(In thousands, except per share data)
	2002	2001

Net loss:
As reported	$(4,979)	$(1,963)
Pro forma	$(6,874)	$(3,081)
Basic and diluted net loss per share:
As reported	$(2.01)	$(1.84)
Pro forma	$(2.78)	$(2.89)

WARRANTS

In April 2000, the Company issued to an individual warrants to purchase 300,000 shares of Brainworks’ common stock at $1.125 per share for consulting services. In May 2000, this individual became an officer of the Company. Warrants to purchase 100,000 shares of the Brainworks’ common stock vested at the grant date and the remaining warrants vested when the Company’s stock price reached specified prices for specified periods of time during the year ended March 31, 2001.

The warrants were valued at an aggregate of $1,234,000, on the dates each tranche vested, using the Black-Scholes option-pricing model and were charged to operations.

Following is a summary of stock option and warrant activity during each of the years ended March 31:

	2002				2001

				Weighted				Weighted
			Weighted	Average			Weighted	Average
	Range of		Average	Remaining	Range of		Average	Remaining
	Exercise		Exercise	Contractual	Exercise		Exercise	Contractual
	Prices	Shares	Price	Life	Prices	Shares	Price	Life

Outstanding at beginning of year	$1.125 - $7.75	1,391,000	$5.10	4.5 years
Granted during the year	$4.25 - $6.50	321,000	$5.19		$1.125 - $7.75	1,591,000	$4.60
Expired	$5.25 - $5.25	(160,000)	$5.25
Exercised					$1.125 - $1.125	(200,000)	$1.125

Outstanding at end of year	$1.125 - $7.75	1,552,000	$5.10	3.8 years	$1.125 - $7.75	1,391,000	$5.10	4.5 years

Exercisable at end of year	$1.125 - $7.75	1,057,000	$4.90	3.2 years	$1.125 - $7.75	305,000	$5.86	4.3 years

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

Following is a summary of options and warrants outstanding as of March 31, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable

					Weighted-
Range of		Weighted-Average	Weighted-Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$1.125 - $3.00	250,000	3.00	$2.25	250,000	$2.25
$3.90 - $5.00	185,000	3.15	$4.33	132,000	$4.29
$5.25 - $7.75	1,117,000	3.20	$5.86	675,000	$6.01

NOTE H – INCOME TAXES

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate:

	Year Ended March 31,
	2002	2001

Federal statutory rate	(34)%	(34)%
State statutory rate	(4)	(4)
Permanent differences	19	6
Net change to valuation allowance	19	32

Effective tax rate	0%	0%

Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets as of March 31, 2002 are as follows:

Deferred tax assets:
Net operating loss and research and experimentation credit carry forwards	$870,000
Non qualified stock options and warrants granted	940,000
Loss recorded on investments	90,000
Depreciation	11,000

1,911,000
Valuation allowance for deferred tax assets	(1,911,000)

Net deferred tax assets	$0

The net increase in the valuation allowance for deferred tax assets in 2002 was $943,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At March 31, 2002, the Company has net operating loss carry forwards for U.S. federal and state income tax purposes of approximately $2,274,000 which expire in varying amounts beginning in the year 2020. Utilization of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE I – PRIVATE PLACEMENT

Between September 2001 and January 2002, the Company raised net proceeds of $425,000 (net of expenses of approximately $9,000) in a private placement offering of its securities. Pursuant to the offering, the Company sold 144,918 shares of its common stock for $3.00 per share and issued 144,918 warrants to buy the Company’s common stock at an exercise price of $5.50 per share (“Warrant I”). Each Warrant I is exercisable over a five-year period from the date of issuance, and when exercised, the holder receives one share of common stock and another warrant to buy the Company’s common stock at an exercise price of $8.25 per share (“Warrant II”). Each Warrant II is exercisable over a five-year period from the date of issuance, and when exercised the holder receives one share of common stock and a third warrant to buy the Company’s common stock at an exercise of $12.375 per share.

NOTE J – COMMITMENTS AND CONTINGENCIES

LEASES

BVL leases office space which is utilized by the Company, which lease expires in December 2005.

Rent expense pursuant to such lease for the years ended March 31, 2002 and 2001 was $174,000 and $22,000, respectively.

Minimum future rental payments under such lease are as follows:

Year ended March 31

2003	178,000
2004	182,000
2005	185,000
2006	141,000

$686,000