Form 10KSB/A
period 2002-03-31
BRAINWORKS VENTURES INC
filed 2002-07-29
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☒	Amendment to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended March 31, 2002

Commission File Number: 0-06334

BrainWorks Ventures, Inc.
(Name of Small Business Issuer in its Charter)

NEVADA	87-0281240

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 MARIETTA STREET, SUITE 3450 ATLANTA, GEORGIA	30303

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number including Area Code: (404) 524-1667

     Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on which Registered

None	None

     Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State issuer’s revenues for its most recent fiscal year. $610,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of July 26, 2002, was approximately $0.51.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     As of July 26, 2002, the Registrant had outstanding 2,280,936 shares of its common stock, par value $.01 per share.

     Transitional Small Business Issuer Disclosure format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.NONE.

EXPLANATORY NOTE

     This Report on Form 10-KSB/A amends and restates in their entirety Items 9, 10, 11 and 12 of Part III of the Annual Report on Form 10-KSB of BrainWorks Ventures, Inc., a Nevada corporation (the “Company”), for the fiscal year ended March 31, 2002.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

     The table below sets forth the name, age and position of each executive officer and director of the Company:

			Officer or
Name	Age	Position	Director Since(1)

Donald Ratajczak	59	Chairman	May 2000

Marc J. Schwartz	38	President, Chief Financial Officer, Secretary and Treasurer	May 2000

Cole F. Walker	37	Chief Operating Officer	February 2001

(1)	Dr. Ratajczak and Mr. Schwartz were appointed as officers and directors of the Company in May 2000 to replace prior management in connection with the Company’s decision to change the Company’s business direction. Mr. Walker was appointed as an officer and director of the Company in February 2001 upon the Company’s acquisition of eBusinessLabs, Inc. (See Item 12 hereof, “Certain Relations and Related Transactions.”)

     Set forth below is a brief biographical description of Dr. Ratajczak and Messrs. Schwartz and Walker:

     Donald Ratajczak, age 59, has served as the Chairman of the Board and Chief Executive Officer of the Company since May 2000. From May 2000 to November 2000, Dr. Ratajczak has also served as the Company’s President. From July 1973 to June 2000, he served as a professor and Director of Economic Forecasting Center at the J. Mack Robinson College of Business Administration at Georgia State University. Dr. Ratajczak also currently serves on the Board of Directors of the following organizations: Crown Crafts, Inc., a textile manufacturing company; T.B.C. Corporation, a tire distribution company, Ruby Tuesday, Inc., a food service company and Regan Holdings, an insurance marketing company. He is a consulting economist for Morgan, Keegan & Co., a broker/dealer company and a trustee for C.I.M. High Yield, a bond fund company.

     Marc J. Schwartz, age 38, has served as President of the Company since March, 2002, and as Chief Financial Officer, Secretary, Treasurer and director of the Company since May 2000. From May 2000 through March, 2002, Mr. Schwartz also served as Vice President of the Company. Since April 1998, he has served as a registered financial advisor and Vice President of Investments for Dunwoody Brokerage Services, Inc. From February 1995 to April 1998, he served as a financial consultant with Smith Barney, Inc.

     Cole F. Walker, age 37, has served as Chief Operating Officer and director of the Company since February 2001. Since June 1995, Mr. Walker has served as President and Chairman of the Board of the Atlanta New Century School, a private school for grades kindergarten through eighth.

     There are no family relationships among any of the executive officers or directors of the Company. Each director of the Company serves as a director until his successor is elected and qualified at the Company’s next annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own beneficially more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company’s knowledge, the Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended March 31, 2002, except Dr. Ratajczak did not file a Form 5 reporting his acquisition of 3,000 shares of the Company’s common stock and warrants to purchase 3,000 shares of the Company’s common stock in November 2001 until June 2002.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Directors

     For the fiscal year ended March 31, 2002, the Company did not compensate directors for their service on the Company’s Board of Directors (the “Board”). For the fiscal year ended March 31, 2001, the Company compensated the directors for their service on the Board with options to purchase common stock granted pursuant to the Company’s Stock Option Plan. For the fiscal year ended March 31, 2000, directors of the Company were paid $500 per year for Board membership and $100 for each meeting of the Board attended, plus reimbursement for reasonable expenses of attending such meetings.

Compensation of Executive Officers

     The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the years in the three-year period ended March 31, 2002, to its Chief Executive Officer and to its most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

				Long-Term
				Compensation
	Year			Awards/
	Ended			Securities
	March 31,			Underlying	All Other
Name and Principal Position	2002	Salary	Bonus	Options (#) (1)	Compensation

Donald Ratajczak(2)	2002	$—	$—	—	$—
Chief Executive Officer	2001	—	—	110,000	—
	2000	—	—	150,000 (3)	—
Marc J. Schwartz(4) President, Chief Financial	2002	—	—	—	—
Officer, Secretary and	2001	—	350,000	110,000	—
Treasurer	2000	—	—	300,000 (5)	120,000 (6)

(1)	Unless otherwise noted, represents options granted under the Company’s Stock Option Plan.

(2)	Dr. Ratajczak began serving as Chief Executive Officer of the Company in May 2000. Dr. Ratajczak also served as President of the Company from May 2000 to November 2000.

(3)	Represents options to purchase 150,000 shares of the Company’s common stock granted to Dr. Ratajczak prior to his election as a director and officer of the Company. Such options were not granted pursuant to the Company’s Stock Option Plan.

(4)	Mr. Schwartz began serving as an executive officer of the Company in May 2000.

(5)	Represents options to purchase 300,000 shares of the Company’s common stock granted to Mr. Schwartz pursuant to the terms of a Consulting Agreement entered into between the Company and Mr. Schwartz in April 2000, prior to Mr. Schwartz becoming an officer and director of the Company (the “Consulting Agreement”). The Consulting Agreement terminated in May 2000. Such options were not granted pursuant to the Company’s Stock Option Plan.

(6)	Represents compensation paid to Mr. Schwartz pursuant to the terms of the Consulting Agreement.

Option Grants in the Last Fiscal Year

     During the fiscal year ended March 31, 2002, the Company did not grant any stock options to either of the Named Executive Officers.

Year-End Option Values

     Neither of the Named Executive Officers exercised any stock options during the fiscal year ended March 31, 2002. The following table sets forth information concerning the value at March 31, 2002, of unexercised options held by each Named Executive Officer.

	Number Of Securities	Value Of Unexercised
	Underlying Unexercised	In-The-Money Options at
	Options at 3/31/02	3/31/02(1)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Donald Ratajczak	182,500/77,500	0/0
Marc J. Schwartz	155,000/55,000	$155,000/0

(1)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of the Company’s common stock as of March 30, 2002, which was $1.55.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

     The following table sets forth, as of July 26, 2002, the beneficial ownership of the Company’s common stock by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors of the Company as a group:

	Common Stock
	Beneficially Owned(1)

	Number		Percentage
Name of Beneficial Owner(2)	of Shares		of Class (3)

Marc J. Schwartz‡†	390,000	(4)	16.0%
Donald Ratajczak‡†	322,000	(5)	13.1
Dean W. Andersen(6)	213,242		9.3
Robert H. Cawly	161,000		7.1
Cole F. Walker‡†	128,622	(7)	5.5
John P. Cayce	127,446		5.6
All officers and directors as a group (3 persons)	840,622	(8)	31.4

‡ Executive Officer of the Company. † Director of the Company.

(1)	Information as to the beneficial ownership of the Company’s common stock has either been furnished to the Company by or on behalf of the indicated persons or is taken from reports on file with the SEC.

(2)	Unless otherwise indicated, the principal business address of each beneficial owner is 101 Marietta Street, Suite 3450, Atlanta, Georgia 30303.

(3)	In accordance with the regulations of the SEC, the percentage calculations for each individual or group listed are based on 2,280,936 shares of the Company’s common stock issued and outstanding as of July 26, 2002, plus shares of the Company’s common stock which may be acquired within 60 days of July 26, 2002.

(4)	Includes an option to acquire 155,000 shares of the Company’s common stock exercisable within 60 days of July 26, 2002.

(5)	Includes options and warrants to acquire 185,500 shares of the Company’s common stock exercisable within 60 days of July 26, 2002.

(6)	Mr. Andersen’s address is 1439 Emory Drive, Atlanta, Georgia 30306.

(7)	Includes (i) 13,538 shares of the Company’s common stock held by TANCS, Inc., of which Mr. Walker is an officer, director and sole stockholder and over which Mr. Walker may be deemed to have sole investment and voting power with respect to such shares, and (ii) options to acquire 55,000 shares of the Company’s common stock exercisable within 60 days of July 26, 2002.

(8)	Includes options and warrants to purchase 395,500 shares of the Company’s common stock exercisable within 60 days of July 26, 2002.

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

	Number of		Number of
	securities to be		securities
	issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for issuance under
	outstanding options	outstanding options	equity compensation
	and warrants	and warrants	plans

Equity compensation plans approved by securities holders	1,297,000	$5.64 per share	3,703,000

Equity compensation plans not approved by securities holders	255,000 (1)	$2.30 per share	0
TOTAL	1,552,000	$5.09 per share	3,703,000

(1)	Represents (i) warrants to purchase 250,000 shares of the Company’s common stock granted in April 2000 to current officers and directors of the Company for consulting services rendered before such grantees became officers and directors of the Company; and (ii) a warrant to purchase 5,000 shares of the Company’s common stock granted to Weberize, Inc. in exchange for services.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 14, 2001, the Company acquired all the outstanding common stock (the “EBL Common Stock”) of eBusinessLabs, Inc., a Georgia corporation now known as BrainWorks Ventures Labs, Inc. (“EBL”), pursuant to an Agreement and Plan of Merger (the “EBL Merger Agreement”) dated as of December 29, 2000, by and among the Company, a wholly-owned subsidiary of the Company, EBL and certain stockholders of EBL, whereby EBL became a wholly-owned subsidiary of the Company (the “EBL Merger”). Pursuant to the EBL Merger Agreement, all the issued and outstanding shares of EBL Common Stock were converted into the right to receive approximately 800,000 shares of the Company’s common stock. Mr. Cayce, President of the Company at the time of the EBL Merger, owned approximately 3.4% of the issued and outstanding shares of EBL Common Stock immediately prior to the EBL Merger and, at the effective time of the EBL Merger, such shares were converted into the right to receive 27,446 shares of the Company’s common stock. Mr. Andersen, a beneficial owner of greater than 5% of the outstanding common stock of the Company, owned approximately 18.5% of the outstanding shares of EBL Common Stock immediately prior to the EBL Merger and, at the effective time of the EBL Merger, such shares were converted into the right to receive 147,692 shares of the Company’s common stock.

     On May 8, 2001, the Company acquired all the outstanding common stock (the “EVP Common Stock”) of Executive Venture Partners, LTD., a Massachusetts company (“EVP”), pursuant to an Agreement and Plan of Merger (the “EVP Merger Agreement”) dated as of May 8, 2001, by and among the Company, a wholly-owned subsidiary of the Company, EVP and all the stockholders of EVP, whereby EVP became a wholly-owned subsidiary of the Company (the “EVP Merger”). Pursuant to the EVP Merger Agreement, all the outstanding shares of EVP Common Stock were converted into the right to receive 500,000 shares of the Company’s common stock.

     The holders of approximately 78% of the outstanding EVP Common Stock immediately prior to the EVP Merger were, at the time the EVP Merger was consummated, officers or directors of the Company or beneficial owners of greater than 5% of the outstanding common stock of the Company. Specifically, Dr. Ratajczak, Mr. Cayce and Kirk Reiss, who were, at the time the EVP Merger was consummated, each directors of the Company and the Chief Executive Officer, President and a senior advisor to the Company, respectively, owned approximately 20%, 20% and 2%, respectively, of the outstanding EVP Common Stock immediately prior to the EVP Merger. At the effective time of the EVP Merger, Dr. Ratajczak and Messrs. Cayce and Reiss became entitled to receive 100,000, 100,000 and 10,000 shares of the Company’s common stock, respectively. Mr. Andersen, a beneficial owner of greater than 5% of the Company’s outstanding common stock, owned approximately 8% of the outstanding EVP Common Stock immediately prior to the EVP Merger and, at the effective time of the EVP Merger, became entitled to receive 40,000 shares of the Company’s common stock.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINWORKS VENTURES, INC

Date: July 29, 2002	By:	/s/ Donald Ratajczak

Donald Ratajczak, Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald Ratajczak Donald Ratajczak	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	Date: July 29, 2002

/s/ Marc J. Schwartz Marc J. Schwartz	President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	Date: July 29, 2002

/s/ Cole F. Walker Cole F. Walker	Chief Operating Officer and Director	Date: July 29, 2002