Form 10QSB
period 2002-06-30
BRAINWORKS VENTURES INC
filed 2002-08-14
CIK 8497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 ---------------

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,280,936 shares as of August 13, 2002.

       Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            BRAINWORKS VENTURES, INC.
                              INDEX TO FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

                         PART I - FINANCIAL INFORMATION

                                                                                                   PAGE
                                                                                                   ----
ITEM 1            FINANCIAL STATEMENTS

     Consolidated Balance Sheet
     as of June 30, 2002.............................................................................3

     Consolidated Statements of Operations
     for the Three Months Ended June 30, 2002
     and June 30, 2001...............................................................................4

     Consolidated Statements of Cash Flows
     for the Three Months Ended  June 30, 2002
     and June 30, 2001...............................................................................5

     Notes to Consolidated Financial Statements......................................................6


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................7

                                     PART II - OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K...................................................8

SIGNATURES        ...................................................................................9

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAINWORKS VENTURES, INC.
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2002

ASSETS
Current assets:
    Cash                                                                  $   286,000
    Other receivables                                                          10,000
    Prepaid expenses and other current assets                                  28,000
                                                                          -----------

           Total current assets                                               324,000
Fixed assets, net of accumulated depreciation of $56,000                      116,000
Investments in non-marketable equity securities, at cost                       43,000

    Total assets                                                          $   483,000
                                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                              $   153,000

        Total current liabilities                                             153,000
                                                                          -----------

Stockholders' equity
    Common stock, $0.01 par value; authorized 25,000,000 shares;
       Issued and outstanding 2,280,936 shares                                 23,000
    Additional paid-in capital                                              7,887,000
    Deferred compensation                                                     (52,000)
    Receivables for stock                                                     (10,000)
    Accumulated deficit                                                    (7,518,000)
                                                                          -----------

    Total stockholders' equity                                                330,000
                                                                          -----------

     Total liabilities and stockholders' equity                           $   483,000
                                                                          ===========

           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
JUNE 30, 2002 AND JUNE 30, 2001

                                                       THREE MONTHS
                                                       ENDED JUNE 30,
                                              ---------------------------------
                                                  2002                  2001
                                              -----------           -----------
Revenues                                      $    24,000           $   131,000
Cost of Revenues
                                                    9,000                80,000
                                              -----------           -----------
Gross profit                                       15,000                51,000

Selling, general and
administrative expenses                           522,000           $   855,000
                                              -----------           -----------

Impairment of long lived
assets                                           (377,000)

Loss from operations                             (884,000)             (804,000)
                                              -----------           -----------

Interest and dividends                              1,000                 9,000
                                              -----------           -----------

Loss before income tax provision                 (883,000)             (795,000)
                                              -----------           -----------
Income tax provision                                    0                     0
                                              -----------           -----------
Net loss                                      $  (883,000)          $  (795,000)
                                              ===========           ===========

Net loss per common share-
   basic and diluted                          $     (0.36)          $     (0.35)
                                              ===========           ===========

Weighted number of shares
    outstanding, basic and
    diluted                                     2,465,000             2,249,000
                                              ===========           ===========

           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
JUNE 30, 2002 AND JUNE 30, 2001

                                                                                        THREE MONTHS
                                                                                        ENDED JUNE 30,
                                                                               -------------------------------
                                                                                 2002                 2001
                                                                               ---------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $(883,000)          $  (795,000)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                          56,000               295,000
           Impairment Charges on Intangible Assets                               377,000
           Stock issued for compensation                                                                13,000
           Income taxes payable
           Deferred compensation amortization                                    322,000               372,000
           Changes in operating assets and liabilities
               Accounts receivable                                                 7,000               (51,000)
               Prepaid expenses and other current assets                          10,000                 2,000
               Other receivables                                                                         4,000
               Accounts payable and accrued liabilities                            4,000                53,000
                                                                               ---------           -----------

                  Net cash provided by (used in) operating activities           (107,000)             (107,000)
                                                                               ---------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition costs                                                                                  (78,000)
    Purchase of fixed assets
    Proceeds from sale of investments
    Purchase of investments
                                                                               ---------           -----------
    Net cash (used in) provided by investing activities                                0               (78,000)
                                                                               ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Collections of stock subscriptions receivable                                                        2,000
    Notes receivable from officers/ stockholders                                                       225,000
    Proceeds from the sale of treasury stock
    Net proceeds from issuance (return) of shares                                 (3,000)
                                                                               ---------           -----------

        Net cash provided by financing activities                                 (3,000)              227,000
                                                                               ---------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (110,000)               42,000

Cash, beginning of period                                                        397,000               611,000
                                                                               ---------           -----------

CASH, END OF PERIOD                                                            $ 287,000           $   653,000
                                                                               =========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
     Value of options issued                                                   $       0           $ 1,251,000
     Value of stock issued for acquisition                                     $       0           $   554,000
     Value of stock issued for fixed assets                                    $       0           $    32,500
     Value of stock issued for compensation                                    $       0           $    13,000

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

         The accompanying unaudited, consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, EVP and BVL, from their respective dates of acquisition. All inter-company balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002, filed with the Securities and Exchange Commission on July 1, 2002.

         The Company has sustained a significant operating loss for the three-month period ended June 30, 2002, and operating losses are expected to continue. Further, the Company's operations continue to generate negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has implemented cost control measures to reduce operating expenses. Management's plans include raising additional capital and/or debt financing or the sale of the Company. If the Company raises additional funds by issuing additional equity securities, then the percentage ownership of the Company's current stockholders will be diluted. There is no assurance that such capital and/or debt financing will be available to the Company when and to the extent required or that, if available, it will be available on terms acceptable to the Company. The consolidated financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties.

NET LOSS PER SHARE

         Basic and diluted loss per share for the three-month period ended June 30, 2002 and June 30, 2001 is computed based on the weighted average number of common shares outstanding. Common shares issuable on the exercise of options are not included in the calculation of net loss per share because their effect would be antidilutive.

         The following unaudited condensed statements of operations assume the Company's acquisition of EVP occurred on April 1, 2001. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma statements have been made.

NOTE B - RECLASSIFICATION

         Certain items in the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002, have been reclassified to conform to current year classifications. Such reclassifications had no effect on previously reported income.

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

RESULTS OF OPERATIONS

         For the three months ended June 30, 2002 and 2001, the Company recorded revenues of $24,000 and $131,000, respectively. The source of revenue is from consulting services provided by BVL during the period ended June 30, 2002.

         For the three months ended June 30, 2002 and 2001, the cost of revenue was $9,000 and $80,000, respectively. The cost of revenue is primarily consulting and payroll expenses.

         For the three months ended June 30, 2002, selling, general and administrative expenses were $522,000, a decrease of $333,000 over the corresponding period ended June 30, 2001. The decrease was primarily due to reduced payroll expenses and operating costs and a reduction of the non-cash compensation charge of $50,000 related to amortization of stock options granted to consultants and advisors.

         Subsequent to June 30, 2002, the Company entered into an agreement to amend BVL's lease agreement, pursuant to which BVL leases office space which is utilized by the Company as its principal offices, so as to terminate such lease agreement effective August 31, 2002 in exchange for a payment of $88,500.00. In connection with the termination of this lease, the value of the Company's leasehold improvements were written down to zero. Due to this change, a $157,000 impairment charge was made to the income statement.

         For the three months ended June 30, 2002, the Company has determined that the intangible asset value of BVL and EVP should be reduced to zero due to the Company's uncertainty as to whether any future earnings from such assets will be achieved. To facilitate this reduction, an impairment charge of $220,000 was made to the income statement.

       For the three months ended June 30, 2002, deferred compensation and payroll expense charges reflect the cancellation of certain non-qualified options. Such cancellation resulted in a one-time non-cash charge of $227,000.

         The Company continues to incur significant operating costs. These costs primarily consist of payroll expenses, professional fees and consulting expenses.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, working capital was $171,000 compared to $303,000 at March 31, 2002. This decrease was principally due to cash used in operations resulting from the current period loss.

         For the three months ended June 30, 2002, net cash used in operating activities was $107,000, net cash used in investing activities was zero and net cash provided by financing activities was $3,000 due to the reduction of the Company's outstanding shares of common stock by 280,250 shares.

         Current assets as of June 30, 2002 were $324,000, a decrease of $128,000 from March 31, 2002 and a decrease of $568,000 from June 30, 2001. Total assets of $483,000 on June 30, 2002, represents a decrease of $573,000 in total assets from March 31, 2002 and a decrease in total assets from June 30, 2001 of $3,784,000. This decrease in total assets was primarily due to the Company's write offs of the intangible asset value of BVL and EVP and the value of leasehold improvements and a reduction in cash and accounts receivable.

INFLATION

         The Company does not currently view the effects of inflation as having a material effect on the Company's business.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         99.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BRAINWORKS VENTURES, INC.


                                         By: /s/ Marc J. Schwartz
                                             ------------------------
                                             Marc J. Schwartz
                                             President and Treasurer

Dated:  August 13, 2002

                                  EXHIBIT INDEX

99.1     Certification of the Company's Chief Executive Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of the Company's Chief Financial Officer pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.