Form 10QSB
period 2002-09-30
BRAINWORKS VENTURES INC
filed 2002-11-14
CIK 8497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

          TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
    [ ]   EXCHANGE ACT OF 1934 for the transition period from       to
                                                             ------    -------

                         Commission File Number: 0-06334


                            BRAINWORKS VENTURES, INC.
        (Exact name of small business issuer as specified in its charter)


       NEVADA                                                 87-0281240
(State of Incorporation)                                (IRS Employer ID Number)


             1200 ABERNATHY ROAD, SUITE 1800, ATLANTA, GEORGIA 30328
                    (Address of principal executive offices)


                                 (678) 579-9616
                (Issuer's telephone number, Including area code)


            101 MARIETTA STREET, SUITE 3450, ATLANTA, GEORGIA 30303
   (Former name, former address and former fiscal year, if changed since last report)

                      -----------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES  [X]   NO  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,280,936 shares as of November 6, 2002.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                            BRAINWORKS VENTURES, INC.
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                         PART I - FINANCIAL INFORMATION


                                                                                                      PAGE
ITEM 1            FINANCIAL STATEMENTS

     Consolidated Balance Sheet
     as of September 30, 2002........................................................................4

     Consolidated Statements of Operations
     for the Three Months and Six Months Ended
     September 30, 2002 and September 30, 2001.......................................................5

     Consolidated Statements of Cash Flows
     for the Six Months Ended September 30, 2002
     and September 30, 2001..........................................................................6

     Notes to Consolidated Financial Statements......................................................7


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........................8

ITEM 3            CONTROLS AND PROCEDURES............................................................9

ITEM

                           PART II - OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K ..................................................10

SIGNATURES      .....................................................................................11

CERTIFICATIONS    ...................................................................................12,13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRAINWORKS VENTURES, INC.
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2002


ASSETS
Current assets:

    Cash                                                                $    94,000

    Prepaid expenses and other current assets                                18,000
                                                                        -----------

           Total current assets                                             112,000

Fixed assets, net of accumulated depreciation of $2,000                       6,000
Investments in non-marketable equity securities                              43,000
                                                                        -----------

               Total Assets                                             $   161,000
                                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                            $     2,000
                                                                        -----------

        Total current liabilities                                             2,000

Stockholders' equity:
    Common stock, $0.01 par value; authorized 25,000,000 shares;
        issued and 2,280,936 shares outstanding                              23,000
    Additional paid-in capital                                            7,887,000
    Deferred compensation                                                   (20,000)
    Receivables for stock                                                   (10,000)
    Accumulated deficit                                                  (7,721,000)
                                                                        -----------

    Total stockholders' equity                                              159,000
                                                                        -----------

     Total Liabilities and Stockholders' Equity                         $   161,000
                                                                        ===========



           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months                              Six months
                                                 ended September 30,                      ended September 30,
                                            2002                 2001                 2002                 2001
                                        ------------         ------------         ------------         ------------
Revenues                                $     16,000         $    398,000         $     40,000         $    529,000

Cost of Revenues                               6,000              404,000               15,000              484,000
                                        ------------         ------------         ------------         ------------

Gross profit (loss)                           10,000               (6,000)              25,000               45,000

Selling, general and
   administrative expenses                   213,000            1,169,000              734,000            2,024,000
                                        ------------         ------------         ------------         ------------

Impairment of long lived assets                   (0)                  (0)            (377,000)                  (0)

Loss from operations                        (203,000)          (1,175,000)          (1,086,000)          (1,979,000)

Interest and dividends                             0                7,000                1,000               16,000
                                        ------------         ------------         ------------         ------------

Loss before income tax provision            (203,000)          (1,168,000)          (1,085,000)          (1,963,000)

Income tax provision                               0                    0                    0                    0
                                        ------------         ------------         ------------         ------------
Net loss                                    (203,000)          (1,168,000)          (1,085,000)          (1,963,000)
                                        ============         ============         ============         ============

Net loss per common share-
   basic and diluted                    $      (0.08)        $      (0.48)        $      (0.45)        $      (0.83)
                                        ============         ============         ============         ============

Weighted number of shares
    outstanding, basic and
    diluted                                2,458,000            2,428,000            2,428,000            2,372,000
                                        ============         ============         ============         ============



           See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                                                 2002                 2001
                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (1,085,000)        $ (1,963,000)
    Adjustments to reconcile net loss to net
        cash used in operating activities:

           Depreciation and amortization                                           32,000              609,000
           Loss on Disposal of  Fixed Assets                                      212,000
           Stock issued for compensation                                                                13,000
           Impairment Losses on Intangible Assets                                 267,000
           Deferred compensation amortization                                     356,000              787,000
           Changes in operating assets and liabilities:
               Accounts receivable                                                 17,000              (10,000)
               Prepaid expenses and other current assets                           20,000               16,000
               Accounts payable and accrued liabilities                          (166,000)             166,000
               Due to stockholders                                                                      30,000
                                                                             ------------         ------------

                  Net cash provided by (used in) operating activities            (347,000)            (352,000)
                                                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets                                                   44,000                    0
     Acquisition expenses                                                               0              (78,000)
                                                                             ------------         ------------

    Net cash used in investing activities                                          44,000              (78,000)
                                                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Collections of stock subscriptions receivable                                                        2,000
    Notes receivable from officers/ stockholders                                                       225,000
                                                                             ------------         ------------

        Net cash used in financing activities                                                          227,000
                                                                             ------------         ------------

NET DECREASE IN CASH                                                             (303,000)            (203,000)

Cash, beginning of period                                                         397,000              611,000
                                                                             ------------         ------------

CASH, END OF PERIOD                                                          $     94,000         $    408,000
                                                                             ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
     Value of options issued                                                 $          0         $  1,252,000
     Value of stock issued for acquisition                                   $          0         $    554,000
     Value of stock issued for fixed assets                                  $          0         $     32,000


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

The accompanying unaudited, consolidated, financial statements include the accounts of BWV and its wholly-owned subsidiaries EVP and BVL. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the six-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2002.

The Company has sustained a significant operating loss for the six-month period ended September 30, 2002, and the Company's operations have generated negative cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company has implemented cost controls to reduce operating expenses. Management's plans include raising additional capital and/or debt financing or the sale of the Company. If the Company raises additional funds by issuing additional equity securities, then the percentage ownership of the Company's current stockholders will be diluted. There is no assurance that such capital and/or debt financing will be available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NET LOSS PER SHARE

Basic and diluted loss per share for the three-month and six-month periods ended September 30, 2002 and September 30, 2001 is computed based on the weighted average number of common shares outstanding. Common shares issuable on the exercise of options are not included in the calculation of net loss per share because their effect would be antidilutive.

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

For the three months ended September 30, 2002 and 2001, the Company recorded revenues of $16,000, and $398,000, respectively. The source of revenue is primarily consulting services provided by BVL during the period ended September 30, 2002.

For the three months ended September 30, 2002 and 2001, the cost of revenue was $6,000 and $404,000, respectively. The cost of revenue is primarily consulting and payroll expenses.

For the three months ended September 30, 2002, the selling, general and administrative expenses amounted to $213,000, a decrease of $956,000 over the corresponding period ended September 30, 2001. The decrease was primarily due to reduced payroll expenses and operating costs and a reduction in the non-cash compensation charge related to amortization of stock options granted to consultants and advisors.

For the six months ended September 30, 2002 and 2001, the Company recorded revenues of $40,000 and $529,000, respectively. The decrease in revenue is primarily due to no consulting revenue being earned by EVP for the period ended September 30, 2002.

For the six months ended September 30, 2002 and 2001, the cost of revenue was $15,000 and $484,000, respectively. The cost of revenue is primarily consulting and payroll expenses.

For the six months ended September 30, 2002, the selling, general and administrative expenses amounted to $734,000, a decrease of $1,290,000 over the corresponding period ended September 30, 2001. The decrease is primarily due to reduced payroll and operating costs and non-cash compensation charge of $356,000 related to the amortization of stock options granted to consultants and advisors. Selling, general and administrative expenses for the six month-period ended September 30, 2001 included non-cash compensation charge of $787,000 related to the expensing of stock options granted for services.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, working capital was $110,000 compared to $284,000 at March 31, 2002. This decrease was principally due to cash used in operations resulting from the current period loss.

For the six months ended September 30, 2002, net cash used in operating activities was $347,000 and net cash provided by investing activities was $44,000. For the six months ended September 30, 2001, net cash used in operations was $352,000, net cash used in investing activities was $78,000 and net cash provided by financing activities was $227,000.

Current assets as of September 30, 2002 was $112,000, a decrease of $340,000 from March 31, 2002 and a decrease of $453,000 from September 30, 2001. Total assets as of September 30, 2002 of $161,000 represents a decrease of $895,000 in total assets from March 31, 2002, and a decrease in total assets from September 30, 2001 of $3,494,000. This decrease in total assets was primarily due to operating losses over the period and the devaluation of the intangible assets associated with the acquisition of EVP and EBL.

The Company believes it as the capital to fund operations for at least the next 12 months while it continues to explore new opportunities that it believes can add to shareholder value. The Company anticipates that the early stage venture capital business shall continue to be extremely challenging. Discussions have been held with third parties concerning a reorganization or sale of the Company, but no definitive agreements have been reached in connection with such discussions.

INFLATION

The Company does not currently view the effects of inflation as having a material effect on the Company's business.

ITEM 3.  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

(b)      Changes in Internal Controls.

         Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         99.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

         The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BRAINWORKS VENTURES, INC.


                                       By:  /s/ Marc J. Schwartz
                                          ---------------------------------
                                            Marc J. Schwartz
                                            President/Treasurer

Dated:  November 14, 2002

                                 CERTIFICATIONS

I, Donald Ratajczak, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brainworks Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                             /s/ Donald Ratajczak
                                             -------------------------
                                             Donald Ratajczak
                                             Chairman of the Board and
                                             Chief Executive Officer

I, Marc J. Schwartz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Brainworks Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                           /s/ Marc J. Schwartz
                                           -------------------------------------
                                           Marc J. Schwartz
                                           President and Chief Financial Officer

                                  EXHIBIT INDEX



         99.1 Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.