Form 10QSB
period 2002-12-31
BRAINWORKS VENTURES INC
filed 2003-02-14
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

Commission File Number: 0-06334

Brainworks Ventures, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	87-0281240 (IRS Employer ID Number)

1200 Abernathy Road, Suite 1800, Atlanta, Georgia 30328
(Address of principal executive offices)

(404) 272-9811
(Issuer’s telephone number, Including area code)

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
     YES [X]  NO [   ]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,271,090 shares as of February 12, 2003.

     Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

BRAINWORKS VENTURES, INC.
Index to Form 10-QSB
For the Quarter Ended December 31, 2002

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2002

ASSETS
Current assets:
Cash	$70,000
Prepaid expenses and other current assets	8,000

Total current assets	78,000
Fixed assets, net of accumulated depreciation of $2,000	6,000
Investments in non-marketable equity securities	43,000

Total Assets	$127,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$57,000

Total current liabilities	57,000

Stockholders’ equity
Common stock, $0.01 par value; authorized 25,000,000 shares; issued and to be issued 2,271,090 shares	23,000
Additional paid-in capital	7,887,000
Receivables for stock	(10,000)
Accumulated deficit	(7,830,000)

Total stockholders’ equity	70,000

Total Liabilities and Stockholder’s Equity	$127,000

See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months		Nine months
	ended December 31,		ended December 31,

	2002	2001	2002	2001

Revenues	$0	68,000	$40,000	$597,000
Cost of Revenues	0	51,000	15,000	535,000

Gross profit (loss)	0	17,000	25,000	62,000
Selling, general and administrative expenses	111,000	$856,000	844,000	$2,880,000
Impairment of long lived assets			(377,000)
Loss from operations	(111,000)	(839,000)	(1,196,000)	(2,818,000)

Interest and dividends	0	3,000	2,000	19,000

Loss before income taxes provision	(111,000)	(836,000)	(1,194,000)	(2,799,000)
Income tax provision	0	0	0	0

Net loss	$(111,000)	$(836,000)	$(1,194,000)	$(2,799,000)

Net loss per common share- basic and diluted	$(0.05)	$(0.33)	$(0.49)	$(1.15)

Weighted number of shares outstanding, basic and diluted	2,432,000	2,555,000	2,432,000	2,433,000

See accompanying notes to consolidated financial statements

BRAINWORKS VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended December 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,194,000)	$(2,799,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,000	919,000
Loss on Disposal of Fixed Assets	212,000
Stock issued for compensation		21,000
Impairment Losses on Intangible Assets	267,000
Deferred compensation amortization	375,000	1,137,000
Changes in operating assets and liabilities
Accounts receivable	17,000	96,000
Prepaid expenses and other current assets	30,000	15,000
Accounts payable and accrued liabilities	(110,000)	82,000

Net cash provided by (used in) operating activities	(371,000)	(529,000)

Cash flows from investing activities:
Acquisition expenses		(78,000)
Purchase of Fixed Assets		(1,000)
Proceeds from sale of assets	44,000

Net cash provided by (used in) investing activities	44,000	(79,000)

Cash flows from financing activities:
Collections of stock subscriptions receivable	0	2,000
Notes receivable from officers/ stockholders	0	225,000
Net proceeds from issuance of shares	0	419,000

Net cash provided by (used in) financing activities	0	646,000

Net increase (decrease) in cash and cash equivalents	(327,000)	38,000
Cash, beginning of period	397,000	611,000

Cash, end of period	$70,000	$649,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash investing and financing transactions:
Value of options issued	$0	$1,320,000
Value of stock issued for acquisition	$0	$554,000
Value of stock issued for fixed assets	$0	$32,000

BRAINWORKS VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – THE COMPANY AND BASIS OF PRESENTATION

Brainworks Ventures, Inc., a Nevada corporation (“BWV”), together with its wholly-owned subsidiaries, Brainworks Ventures Labs, Inc (“BVL”) and Executive Ventures Partners, Inc. (“EVP”), referred to herein collectively as the “Company”, was organized to develop, invest in and operate internet and other technology companies located primarily in the southeastern United States. The Company has ceased operations in this area.

The accompanying unaudited, consolidated, financial statements include the accounts of the Company and its wholly-owned subsidiaries EVP and BVL. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the nine-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2002 Annual Report on Form 10-KSB.

The Company has sustained a significant operating loss for the nine-month period ended December 31, 2002 and the Company’s operations have generated negative cash flow. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company has implemented cost controls to reduce operating expenses. Management’s plans include raising additional capital and/or debt financing or the reorganization or sale of the Company. If the company raises additional funds by issuing additional equity securities, then the percentage ownership of the Company’s current stockholders will be diluted. Management is active in pursuing reorganization opportunities but as of this filing has no firm commitments. Management believes that to continue to pursue reorganization opportunities is the preferred course of action to increase shareholder value. There is no assurance that such capital and/or debt financing or reorganization or sale of the Company will be available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Net Loss Per Share

Basic and diluted loss per share for the three-month and nine-month periods ended December 31, 2002 and December 31, 2001 is computed based on the weighted average number of common shares outstanding. Common shares issuable on the exercise of options are not included in the calculation of net loss per share because their effect would be antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements contained in this Quarterly Report on Form 10-QSB are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Brainworks Ventures, Inc. to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

RESULTS OF OPERATIONS

For the three months ended December 31, 2002 and 2001, the Company recorded revenues of $ 0 and $68,000, respectively. The reduction of revenue is due to BVL no longer being active in pursuing and providing consulting services during the period ended December 31, 2002.

For the three months ended December 31, 2002 and 2001, the cost of revenue was $ 0 and $51,000, respectively. The cost of revenue is primarily consulting and payroll expenses.

For the three months ended December 31, 2002, the selling, general and administrative expenses amounted to $111,000 a decrease of $746,000 over the corresponding period ended December 31, 2001. The decrease was primarily due to reduced payroll expenses and operating costs and a reduction in the non-cash compensation charge related to amortization of stock options granted to consultants and advisors.

For the nine months ended December 31, 2002 and 2001, the Company recorded revenues of $40,000 and $597,000 respectively. The decrease in revenue is primarily due to no consulting revenue being earned by EVP for the period ended December 31, 2002.

For the nine months ended December 31, 2002 and 2001, the cost of revenue was $15,000 and $535,000 respectively. The cost of revenue is primarily consulting and payroll expenses.

For the nine months ended December 31, 2002, the selling, general and administrative expenses was $844,000, a decrease of $2,036,000 over the corresponding period ended December 31, 2001. The decrease is primarily due to reduced payroll and operating costs and non-cash compensation charge of $375,000 related to the amortization of stock options granted to consultants and advisors. Selling, general and administrative expenses for the nine months period ended December 31, 2001 included non-cash compensation charge of $1,137,000 related to the expensing of stock options granted for services.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, working capital was $21,000 compared to $284,000 at March 31, 2002. This decrease was principally due to cash used in operations resulting from the current period loss.

For the nine months ended December 31, 2002, net cash used in operating activities was $371,000 and net cash provided by investing activities was $44,000. For the nine months ended December 31, 2001, net cash used in operations was $529,000, net cash used in investing activities was $79,000 and net cash provided by financing activities was $646,000.

Current assets as of December 31, 2002 was $78,000, a decrease of $374,000 from March 31, 2002 and a decrease of $626,000 from December 31, 2001. Total assets as of December 31, 2002 of $127,000 represents a decrease of $929,000 in total assets from March 31, 2002, and a decrease in total assets from December 31, 2001, of $3,355,000. This decrease in total assets was primarily due to operating losses over the period and the devaluation of the intangible assets associated with the acquisition of EVP and EBL .

INFLATION

The Company does not currently view the effects of inflation as having a material effect on the Company’s business.

ITEM 3. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a -14 (c) and 15d — 14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

     (b)  Change in Internal Controls.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II – OTHER INFORMATION

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

99.1	Certification of the Company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAINWORKS VENTURES, INC.

By:	/s/ Marc J. Schwartz

Marc J. Schwartz President and Chief Financial Officer

Dated: February 13, 2003

CERTIFICATIONS

I, Donald Ratajczak, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Brainworks Ventures, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions) :

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Donald Ratajczak Donald Ratajczak Chairman of the Board and Chief Executive Officer

I, Marc J. Schwartz, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Brainworks Ventures, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions) :

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Marc J. Schwartz Marc J. Schwartz President and Chief Financial Officer

EXHIBIT INDEX

99.1	Certification of the company's Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the company's Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.