Form 10KSB
period 2003-03-31
BRAINWORKS VENTURES INC
filed 2003-06-27
CIK 8497

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-KSB

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

|_|	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended March 31, 2003 Commission File Number: 0-06334 BRAINWORKS VENTURES, INC. (Name of Small Business Issuer in its Charter)

NEVADA (State or other Jurisdiction of Incorporation or Organization)	87-0291240 (I.R.S. Employer Identification No.)

5500 INTERSTATE NORTH PARKWAY ATLANTA, GEORGIA (Address of Principal Executive Offices)	30328 (Zip Code)
Registrant’s Telephone Number including Area Code: (770) 952-0200 Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class NONE	Name of Each Exchange on which Registered NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.01
(Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        State issuer’s revenues for its most recent fiscal year: $40,000.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold in the over-the-counter market on June 3, 2003, was approximately $1,930,426.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

        As of June 3, 2003, the Registrant had outstanding 2,271,090 shares of its common stock, par value $.01 per share.

        Transitional Small Business Issuer Disclosure format (check one):

Yes |_| No |X|

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

None

PART I

Item 1.	DESCRIPTION OF BUSINESS

Overview

        Brainworks Ventures, Inc., a Nevada corporation (the “Company”), provided funding and business consulting services to early-stage technology companies by developing, investing in, acquiring or acquiring interests in, and operating such companies. The Company also sought to work with universities, corporations, research laboratories, government economic authorities and individual investors to foster the commercialization of new concepts and technologies. Effective April 1, 2003 merged with AssuranceAmerica Corporation. The purpose of the merger was to facilitate the Company’s entrance into the property and casualty insurance industry. In anticipation of the merger, Brainworks ceased its operations in 2003.

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

        On March 31, 2003, the Company has three wholly-owned subsidiaries: Auric Minerals Corporation, a Nevada corporation (“Auric Minerals”), EVP and BVL.

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

Employees

        The Company currently has one full time employee. This employee is not represented by a labor union.

Item 2.	DESCRIPTION OF PROPERTY

        Effective August 31, 2002, the Company terminated its lease of 101 Marietta Street, Suite 3450, Atlanta, GA.

        As discussed in “Item 1 — Description of Business” above, the Company no longer holds interests in any natural resource properties.

Item 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended March 31, 2003. PART II
Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

QUARTER ENDED	HIGH	LOW
2002 Fiscal Year:
June 30, 2001	$8.00	$3.85
September 30, 2001	7.50	3.52
December 31, 2001	4.50	2.00
March 31, 2002	1.50	1.15
2003 Fiscal Year:
June 30, 2002	$1.65	$1.70
September 30, 2002	.82	.37
December 31, 2002	.51	.21
March 31, 2003	.31	.21

        On June 3, 2003, the low and high bid prices quoted by broker-dealer firms effecting transactions in the Company’s common stock were $ 0.75 and $ 1.05, respectively.

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

        At June 3, 2003, there were approximately 770 holders of record of the Company’s common stock.

        The following table sets forth information regarding compensation plans under which the Company’s common stock is authorized for issuance as of March 31, 2003. The Company’s stockholders approved the Brainworks Ventures Inc. Stock Option Plan (the “Plan”) at the Company’s 2000 annual meeting of stockholders. The Plan is the Company’s only equity compensation plan approved by the Company’s stockholders.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plan approved by securities holders	693,918	$4.73 per share	4,306,082
Equity compensation plans not approved by securities holders	255,000	$ 2.30 per share	N/A

TOTAL	948,918	$ 4.41 per share	3,703,000

(1)	Represents (i) warrants and options to purchase 250,000 shares of the Company’s common stock granted in April and May 2000 to current officers and directors of the Company for consulting services rendered before such grantees became officers and directors of the Company and (ii) an option to purchase 5,000 shares of the Company’s common stock granted to Weberize, Inc. in October 2000 in exchange for services.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

        The Company provided funding and business consulting services to early stage development companies by developing, investing in, acquiring or acquiring interest in and operating such companies. The Company previously made equity investments in three start-up companies. The Company also provided consulting services to commercialize new concepts and intellectual property developed by universities, research laboratories and other large commercial companies.

        During the past two years, the Company has incurred significant losses from operations and such losses are expected to continue. Due to the lack of adequate working capital and business prospects, in 2003 the Board decided to cease its operations in anticipation of executing a merger with AssuranceAmerica Corporation on April 1, 2003. The Company, which will survive the merger, will focus upon offering automobile insurance coverages through the operating subsidiaries of AssuranceAmerica Corporation. The operating subsidiaries include: AssuranceAmerica Managing General Agency, AssuranceAmerica Insurance Company, and AssetAmerica Insurance Agencies.

        Revenues

        The Company’s revenues consist of dividend and interest income, and income from consulting contracts. The company’s consulting contracts were terminated in 2002.

        Operating Expenses

        Selling, general and administrative expenses consist primarily of consulting expenses, administrative and management personnel and related expenses, and depreciation and amortization expense.

        Results of Operations

        For the year ended March 31, 2003, the Company had revenues of $40,000, cost of revenue and selling, general and administrative expenses of $802,000, and other net expenses of $511,000, including impairment cost related to goodwill of $267,000, loss on disposal of fixed assets of $212,000 and a realized loss of $33,000 on the disposition of an investment. The Company’s operations resulted in a net loss of $1,273,000 and a net loss per common share of $0.53. For the year ended March 31, 2002, the Company had revenues of $610,000, cost of revenue and selling, general and administrative expenses of $3,739,000, and other net expenses of $1,850,000, including impairment cost related to goodwill of $1,630,000, and a realized loss of $238,000 on the disposition of an investment. The Company’s operations resulted in a net loss of $4,979,000 and a net loss per common share of $2.01.

        Management does not believe that the Company’s operations have been impacted by inflation.

Liquidity and Capital Resources

        In the year ended March 31, 2003, net cash used in operating activities was $446,000. Net cash used in operating activities includes the net loss for the year ended March 31, 2003 of $1,273,000 offset by non-cash charges related to depreciation and amortization of $33,000 amortization of deferred compensation for warrants and options issued to advisors and consultants of $375,000 and asset impairment charges of $267,000. Net cash provided by investing activities was $54,000, which is associated with the sale of equipment and investments.

        As of March 31, 2003, the Company had working capital of $(15,000).

Item 7.	FINANCIAL STATEMENTS

        The Company’s consolidated financial statements (see “Index to Financial Statements” attached hereto) for the year ended March 31, 2003, together with the notes thereto, have been audited by the independent accounting firm of Miller Ray & Houser, LLP, whose opinion thereto is included herein, which is included in this Report beginning at page F-1 hereof. The Company’s consolidated financial statements for the year ended March 31, 2002, together with the notes thereto, have been audited by the independent accounting firm of Eisner, LLP, which were included in the Company’s 10-QSB for the fiscal year ending March 31, 2002.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the fiscal year ended March 31, 2003, there has been no disagreement with the Company’s accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors The table below sets forth the name, age and position of each executive officer and director of the Company: 5

Name	Age	Position	Officer or Director Since(1)
Donald Ratajczak	60	Chairman	May 2000
Marc J. Schwartz	39	President, Chief Financial Officer, Secretary and Treasurer	May 2000

(1)	Dr. Ratajczak and Mr. Schwartz were appointed as officers and directors of the Company in May 2000 to replace prior management in connection with the Company’s decision to change the Company’s business direction. (See Item 12 hereof, “Certain Relations and Related Transactions.”)

             Set forth below is a brief biographical description of Dr. Ratajczak and Mr. Schwartz:

             Donald Ratajczak, age 60, has served as the Chairman of the Board and Chief Executive Officer of the Company since May 2000. From May 2000 to November 2000, Dr. Ratajczak has also served as the Company’s President. From July 1973 to June 2000, he served as a professor and Director of Economic Forecasting Center at the J. Mack Robinson College of Business Administration at Georgia State University. Dr. Ratajczak also currently serves on the Board of Directors of the following organizations: Crown Crafts, Inc., a textile manufacturing company; T.B.C. Corporation, a tire distribution company, Ruby Tuesday, Inc., a food service company and Regan Holdings, an insurance marketing company. He is a consulting economist for Morgan, Keegan & Co., a broker/dealer company and a trustee for C.I.M. High Yield, a bond fund company.

             Marc J. Schwartz, age 39, has served as President of the Company since March, 2002, and as Chief Financial Officer, Secretary, Treasurer and director of the Company since May 2000. From May 2000 through March, 2002, Mr. Schwartz also served as Vice President of the Company. Since April 1998, he has served as a registered financial advisor and Vice President of Investments for Dunwoody Brokerage Services, Inc. From February 1995 to April 1998, he served as a financial consultant with Smith Barney, Inc.

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

             To the Company’s knowledge, the Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended March 31, 2003.

Item 10.	EXECUTIVE COMPENSATION

Compensation of Directors For the fiscal year ended March 31, 2003, the Company did not compensate directors for their service on the Company’s Board of Directors (the “Board”). 6

Compensation of Executive Officers

             The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the years in the three-year period ended March 31, 2003, to its Chief Executive Officer and to its most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year Ended March 31, 2003	Salary	Bonus	Long-Term Compensation Awards/ Securities Underlying Options(#)(1)	All Other Compensation
Donald Ratajczak(2)	2003	$—	$—	—	$—
Chief Executive Officer	2002	—	—	—	—
	2001	—	—	110,000	—
Marc J. Schwartz(3)
President, Chief
Financial Officer	2003	35,000	—	—	—
Secretary and	2002	—	—	110,000	—
Treasurer	2001	—	350,000	110,000	—

(1)	Unless otherwise noted, represents options granted under the Company’s Stock Option Plan.

(2)	Dr. Ratajczak began serving as Chief Executive Officer of the Company in May 2000. Dr. Ratajczak also served as President of the Company from May 2000 to November 2000.

(3)	Mr. Schwartz began serving as an executive officer of the Company in May 2000.

Option Grants in the Last Fiscal Year

             During the fiscal year ended March 31, 2003, the Company did not grant any stock options to either of the Named Executive Officers.

Year-End Option Values

             Neither of the Named Executive Officers exercised any stock options during the fiscal year ended March 31, 2003. The following table sets forth information concerning the value at March 31, 2003, of unexercised options held by each Named Executive Officer.

Name	Number Of Securities Underlying Unexercised Options at 3/31/03 Exercisable/Unexercisable	Value Of Unexercised In-The-Money Options at 3/31/03(1) Exercisable/Unexercisable
Donald Ratajczak	260,000/0	0/0
Marc J. Schwartz	210,000/0	$0/0

(1)	Value of the Company’s unexercised, in-the-money options based on the average of the high and low price of the Company’s common stock as of March 31, 2003, which was $0.25.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 31, 2003, the beneficial ownership of the Company’s common stock by (i) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all officers and directors of the Company as a group:

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner(2)	Number of Shares		Percentage of Class (3)
Marc J. Schwartz‡†	235,000		10.3%
Donald Ratajczak‡†	138,000		6.1
Dean W. Andersen	213,242	(4)	9.3
Robert H. Cawly	161,000		7.1
Cole F. Walker‡†	73,000	(5)	3.2
John P. Cayce	127,446		5.6
All officers and directors as a group (3 persons)	446,000		19.6
‡ Executive Officer of the Company. † Director of the Company.

(1)	Information as to the beneficial ownership of the Company’s common stock has either been furnished to the Company by or on behalf of the indicated persons or is taken from reports on file with the SEC.

(2)	Unless otherwise indicated, the principal business address of each beneficial owner is 5500 Interstate North Parkway, Suite 600, Atlanta, GA 30328.

(3)	In accordance with the regulations of the SEC, the percentage calculations for each individual or group listed are based on 2,271,090 shares of the Company’s common stock issued and outstanding as of March 31, 2003, plus shares of the Company’s common stock which may be acquired within 60 days of March 31, 2003.

(4)	Mr. Andersen’s address is 1439 Emory Drive, Atlanta, Georgia 30306.

(5)	Includes (i) 13,538 shares of the Company’s common stock held by TANCS, Inc., of which Mr. Walker is an officer, director and sole stockholder and over which Mr. Walker may be deemed to have sole investment and voting power with respect to such shares, and (ii) options to acquire 55,000 shares of the Company’s common stock exercisable within 60 days of July 26, 2002.

8

             The following table sets forth information regarding compensation plans under which the Company’s common stock is authorized for issuance as of March 31, 2003. The Company’s stockholders approved the BrainWorks Ventures Inc. Stock Option Plan (the “Plan”) at the Company’s 2000 annual meeting of stockholders. The Plan is the Company’s only equity compensation plan approved by the Company’s stockholders.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for issuance under equity compensation plans
Equity compensation plan approved by securities holders	693,918	$4.73 per share	4,306,082
Equity compensation plans not approved by securities holders	255,000	$ 2.30 per share	0
TOTAL	948,918	$ 4.41 per share	4,306,082

(1)	Represents (i) warrants to purchase 250,000 shares of the Company’s common stock granted in April 2000 to current officers and directors of the Company for consulting services rendered before such grantees became officers and directors of the Company; and (ii) a warrant to purchase 5,000 shares of the Company’s common stock granted to Weberize, Inc. in exchange for services.

9

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Item 13.	EXHIBITS, LIST AND REPORTS ON FORM 8-K

No reports filed on Form 8-K for fiscal year ended March 31, 2003.

(B)	REPORTS ON FORM 8-K

During the quarter ended March 31, 2002, the Company did not file any Current Reports on Form 8-K. 10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 27, 2003	By:	REGISTRANT: BRAINWORKS VENTURES, INC. /s/ Lawrence Stumbaugh —————————————— Lawrence Stumbaugh, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lawrence Stumbaugh ——————————— Lawrence Stumbaugh	Chief Executive Officer and Director (Principal Executive Officer)	Date: June 27, 2003

/s/ Robert J. Cormican ——————————— Robert J. Cormican	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date: June 27, 2003

11

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES Index to Financial Statements

Report of Independent Public Accountants

To the Board of Directors and Stockholders of
Brainworks Ventures, Inc. and Subsidiaries

We have audited the consolidated balance sheet of Brainworks Ventures, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Brainworks Ventures, Inc. and subsidiaries as of March 31, 2002, were audited by other auditors whose report dated June 12, 2002, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brainworks Ventures, Inc. and subsidiaries as of March 31, 2003 and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
May 7, 2003

F-1

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2003 and 2002

Assets
	2003	2002
Current assets:
Cash	$5,000	$397,000
Accounts receivable	10,000	6,000
Due from employees	—	11,000
Prepaid expenses and other current assets	—	38,000

Total current assets	15,000	452,000
Fixed assets, net	5,000	294,000
Investments in non-marketable equity securities	—	43,000
Goodwill	—	267,000

Total assets	$20,000	$1,056,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$30,000	$168,000

Stockholders’ equity (deficit):
Common Stock, $0.01 par value; authorized 25,000,000 shares;
2,271,090 and 2,561,186 issued and outstanding	23,000	26,000
Additional paid-in capital	7,877,000	7,884,000
Accumulated deficit	(7,910,000)	(6,637,000)
Deferred compensation	—	(375,000)
Receivables for stock	—	(10,000)

Total stockholders’ equity (deficit)	(10,000)	888,000

Total liabilities and stockholder’s equity	$20,000	$1,056,000

See accompanying notes and report of independent public accountants. F-2

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended March 31, 2003 and 2002

	2003	2002
Revenue	$40,000	$610,000
Operating costs and expenses:
Cost of revenue	15,000	549,000
Selling, general and administrative	787,000	3,190,000
Impairment of goodwill	267,000	1,630,000

	1,069,000	5,369,000

Loss from operations	(1,029,000)	(4,759,000)
Interest expense	(1,000)	—
Interest and dividends	2,000	18,000
Loss on disposal of fixed assets	(212,000)	—
Realized loss on investments	(33,000)	(238,000)

Net loss	$(1,273,000)	$(4,979,000)

Net loss per common share-basic and diluted	$(0.53)	$(2.01)

Weighted average number of shares outstanding-basic
and diluted	2,412,000	2,475,000

See accompanying notes and report of independent public accountants. F-3

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended March 31, 2003 and 2002

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred	Receivables for
	Shares	Amount			Compensation	Stock	Total
Balance, March 31, 2001	1,950,000	$19,000	$6,279,000	$(1,658,000)	$(917,000)	$(62,000)	$3,661,000
Issuance of common stock in a private
placement	144,918	2,000	423,000	—	—	—	425,000
Issuance of common stock in EVP merger	500,000	5,000	549,000	—	—	—	554,000
Fair value of options granted to
consultants and advisors	—	—	617,000	—	(617,000)	—	—
Collection on subscription receivable	—	—	—	—	—	14,000	14,000
Cancellation of subscription	(42,732)	—	(38,000)	—	—	38,000	—
Shares issued for services and equipment	9,000	—	54,000	—	—	—	54,000
Amortization of deferred compensation	—	—	—	—	1,159,000	—	1,159,000
Net loss	—	—	—	(4,979,000)	—	—	(4,979,000)

Balance, March 31, 2002	2,561,186	26,000	7,884,000	(6,637,000)	(375,000)	(10,000)	888,000
Cancellation of subscription	(9,846)	—	(10,000)	—	—	10,000	—
Amortization of deferred compensation	—	—	—	—	375,000	—	375,000
Shares returned and cancelled	(280,250)	(3,000)	3,000	—	—	—	—
Net loss	—	—	—	(1,273,000)	—	—	(1,273,000)

Balance, March 31, 2003	2,271,090	$23,000	$7,877,000	$(7,910,000)	$—	$—	$(10,000)

See accompanying notes and report of independent public accountants. F-4

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended March 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(1,273,000)	$(4,979,000)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	33,000	87,000
Amortization	—	1,137,000
Stock issued for services	—	21,000
Loss on disposal of fixed assets	212,000	—
Impairment of goodwill	267,000	1,630,000
Realized loss on investments	33,000	238,000
Deferred compensation amortization	375,000	1,159,000
Changes in assets and liabilities:
Accounts receivable	(4,000)	86,000
Due from employees	11,000	3,000
Prepaid expenses and other current assets	38,000	(11,000)
Accounts payable and accrued expenses	(138,000)	(172,000)

Net cash used by operating activities	(446,000)	(801,000)

Cash flows from investing activities:
Purchase of equipment	—	(5,000)
Proceeds from sale of equipment	44,000	5,000
Proceeds from sale of investments	10,000	—
Net cash paid on acquisitions	—	(77,000)

Net cash provided (used) by investing activities	54,000	(77,000)

Cash flows from financing activities:
Collection of note receivable from officer	—	225,000
Proceeds from sale of common stock	—	425,000
Collection of subscriptions receivable	—	14,000

Net cash provided by financing activities	—	664,000

Net decrease in cash	(392,000)	(214,000)
Cash, beginning of year	397,000	611,000

Cash, end of year	$5,000	$397,000

Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$1,000	$—
Non-Cash Investing and Financing Activities
Issuance of options and warrants	$—	$617,000
Issuance of stock for acquisition	$—	$554,000
Cancellation of stock subscription	$10,000	$38,000
Note and accounts receivable converted to investment in
non-marketable equity securities	$—	$76,000
Issuance of stock for equipment	$—	$54,000
See accompanying notes and report of independent public accountants. F-5

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

(1)	Summary of Significant Accounting Policies

Organization and Nature of Operations

Brainworks Ventures, Inc. (“Brainworks”), together with its subsidiaries, referred to as the “Company,” is a Nevada corporation that ceased operations as of March 31, 2003. The Company formerly provided funding and business consulting services to early stage technology companies. As described in note 9, effective April 1, 2003, the Company has entered the property and casualty insurance industry through a merger with AssuranceAmerica Corporation.

On February 14, 2001, Brainworks acquired Brainworks Ventures Labs, Inc., formerly known as eBusinessLabs, Inc. (“BVL”), which formerly provided business-consulting services to early stage technology companies.

On May 8, 2001, the Company acquired Executive Venture Partners, Ltd. (“EVP”), which formerly provided consulting services to develop and implement corporate venturing strategies to corporations and research laboratories.

The acquisitions were accounted for under the purchase method of accounting.

Basis of Presentation

The consolidated financial statements include the accounts of its wholly-owned subsidiaries, BVL, EVP (from May 8, 2001) and Auric Minerals Corporation (which is currently inactive). All intercompany balances and transactions have been eliminated.

Cash

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

Investments consist of equity securities classified as available for sale. Investments in non-marketable securities are carried at cost as adjusted for declines in value which are other than temporary in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Realized gains and losses on sales of investments are included in earnings and are determined on the specific identification method.

Fixed Assets

Fixed assets, consisting of office equipment, furniture and fixtures and leasehold improvements, are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or useful life of the improvements.

F-6

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002. Under SFAS No. 142, goodwill, which represents the excess of purchase price over fair value of net assets acquired, and intangible assets with indefinite useful lives are no longer amortized but will be tested for impairment at least on an annual basis in accordance with the provisions of SFAS No. 142.

Goodwill is tested for impairment at least on an annual basis. The impairment test involves a comparison of the fair value of each of the reporting units as defined under SFAS No. 142, with its carrying amount. If an asset’s carrying amount exceeds its fair value, then such asset is considered to be impaired. The impairment to be recognized is measured by the amount by which the carrying value of the reporting entity being measured exceeds its fair value, up to the total amount of its assets. The Company expects to perform its impairment tests during the fourth quarter of each year.

Prior to April 1, 2002, goodwill was amortized on a straight-line basis over the expected period to be benefited, which was estimated to be three years.

Revenue Recognition

Revenue is generated from consulting fees and is recognized when services are performed by the Company.

Income Taxes

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

Stock-Based Compensation

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123”). The provisions of SFAS 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to apply APB No. 25 in accounting for its employee stock option grants.

F-7

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, continued

Net Loss Per Share

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Stock options and warrants have not been included in the diluted loss per share calculation as their inclusion would have been antidilutive. Potential common shares not included in the calculation of net loss per share for the year ended March 31, 2003, and 2002 are as follows:

	2003	2002
Warrants	245,000	535,000
Stock options	705,000	1,452,000

	950,000	1,987,000

Financial Instruments

The carrying amounts of cash, accounts receivable, amounts due from employees, prepaid expenses and other current assets, investments in non-marketable equity securities, and accounts payable and accrued expenses approximate their fair value based on the nature of those items.

Use of Estimates

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

Recent Accounting Pronouncements

The Company adopted SFAS No. 141, “Business Combinations”. Under SFAS No. 141, all acquisitions subsequent to June 30, 2001, must be accounted for under the purchase method of accounting and goodwill is no longer amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets acquired in a business combination that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

F-8

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)	Acquisitions

On May 8, 2001, Brainworks consummated its acquisition of EVP. The transaction was accounted for under the purchase method of accounting. EVP was acquired for 500,000 shares of Brainworks’ common stock with a fair value of $554,000.

The fair value was based on an independent appraisal and the purchase price was substantially attributed to goodwill. The stock issued in the acquisition is entitled to “piggy-back” registration rights. Certain shareholders of EVP were also shareholders or directors of Brainworks prior to the acquisition. Such shareholders or directors received 390,000 shares of the total shares exchanged in the acquisition of EVP.

The assets acquired, liabilities assumed and the cost of the acquisition was as follows:

Assets acquired:
Other current assets	$51,000
Fixed assets	6,000
Goodwill	575,000

$632,000

Liabilities assumed and acquisition costs:
Common stock issued to EVP
stockholders at fair value	$544,000
Transaction costs	78,000

$632,000

(3)	Fixed Assets

Fixed assets at March 31, 2003 and 2002 are as follows:

	2003	2002	Estimated Useful Life - Years
Computer equipment	$5,000	$97,000	3
Furniture and fixtures	3,000	81,000	5
Leasehold improvements	—	215,000

	8,000	393,000
Less accumulated depreciation	(3,000)	(99,000)

	$5,000	$294,000

Depreciation and amortization expense on fixed assets for the years ended March 31, 2003 and 2002 was $33,000 and $87,000, respectively. F-9

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)	Investments

The investments consist of non-marketable equity securities and are carried at cost as adjusted for declines in value which are other then temporary. The Company determined the decline in the fair value of the non-marketable securities to be other than temporary and recorded a realized loss of $33,000 and $238,000 for the years ended March 31, 2003 and 2002, respectively.

(5)	Goodwill

Goodwill acquired in the acquisitions of BVL and EVP of approximately $2,580,000 and $575,000, respectively, was recorded at the date of the acquisitions.

For the year ended March 31, 2002, the Company recorded amortization expense related to goodwill of $1,137,000 based on an estimated useful life of three years. The Company also recorded an impairment charge related to goodwill of $1,630,000 for the year ended March 31, 2002.

In accordance with SFAS No. 142 the Company recorded an impairment charge related to goodwill of $267,000 for the year ended March 31, 2003.

(6)	Stock Options

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

Value of Options Granted to Employees

For disclosure purposes, the fair value of all stock options granted is estimated using the Black-Scholes option-pricing model. No stock options were granted by the Company for the year ended March 31, 2003. The following weighted average assumptions were used for stock options granted by the Company during the year ended March 31, 2002:

Annual dividends	0%
Expected Volatility	186%
Risk-free interest rate	4.59%
Expected life (in years)	5.37%
F-10

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(6)	Stock Options, continued

Value of Options Granted to Employees, continued

If compensation cost had been determined on the basis of fair value pursuant to SFAS 123, then net loss attributable to common stockholders and net loss per share attributable to common stockholders would have increased for the years ended March 31, 2003 and 2002 as follows:

	(In thousands, except per share data)
	2003	2002

Net loss:
As reported	$(1,273)	$(4,979)
Pro forma	$(1,273)	$(6,874)
Basic and diluted net loss
per share:
As reported	$(.53)	$(2.01)
Pro forma	$(.53)	$(2.78)

Following is a summary of stock option and warrant activity during each of the years ended March 31, 2003 and 2002:

	2003				2002
	Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at
beginning of year	$1.125 - $7.75	1,552,000	$5.10	3.8 years	$1.125 - $7.75	1,391,000	$5.10	4.5 years
Granted during the year	—	—	—		$4.25-$6.5	321,000	$5.19
Expired	$1.125 - $7.70	(602,000)	$5.47		$5.25 - $5.25	(160,000)	$5.25
Exercised	—	—	—		—	—	—
Outstanding at end of year	$1.125 - $7.75	950,000	$4.41	2.71 years	$1.125 - $7.75	1,552,000	$5.10	3.8 years
Exercisable at end of year	$1.125 - $7.75	950,000	$4.41	2.71 years	$1.125 - $7.75	1,057,000	$4.90	3.2 years
F-11

Following is a summary of options and warrants outstanding as of March 31, 2003:

Options and Warrants Outstanding				Options and Warrants Exercised
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.125 - $3.00	250,000	2.09	$ 2.25	250,000	$ 2.25
$3.90 - $5.00	131,000	1.50	$ 4.26	131,000	$ 4.26
$5.25 - $7.75	569,000	3.26	$ 5.40	569,000	$ 5.40
F-12

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)	Income Taxes

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company’s effective tax rate:

	Year Ended March 31,
	2003	2002
Federal statutory rate	(34)%	(34)%
State taxes, net of federal effect	(4)	(4)
Permanent difference	17	19
Net change in valuation allowance	21	19

Effective tax rate	0%	0%

Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company’s deferred tax assets as of March 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss and research and
experimentation credit carry forwards	$1,151,000	$870,000
Intangible assets	1,031,000	—
Non qualified stock options and
warrants granted	—	940,000
Loss recorded on investments	—	90,000
Depreciation	—	11,000

	2,182,000	1,911,000
Valuation allowance for deferred
tax assets	(2,182,000)	(1,911,000)

Net deferred tax assets	$—	$—

The net increase in the valuation allowance for deferred tax assets in 2003 was $271,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

At March 31, 2003, the Company has net operating loss carry forwards for U.S. federal and state income tax purposes of approximately $3,033,000 which expire in varying amounts beginning in the year 2020. Utilization of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

F-13

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(8)	Private Placement

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

(9)	Subsequent Event

On April 1, 2003, pursuant to an agreement and plan of mergers and reorganization, the Company merged with AssuranceAmerica Corporation. The purpose of the merger was to facilitate the Company’s entrance into the property and casualty insurance industry. The combination was a reverse acquisition and was accounted for as a purchase with the Company as the acquired entity.

The Company issued 19,508,902 shares of common stock on April 1, 2003 and anticipates issuing 23,241,098 additional shares at such time as the authorized number of common shares is increased to a number sufficient to complete the transaction. As a result of the merger, the existing shareholders will have approximately 5% ownership in the new entity.

The assets, liabilities and stockholders’ equity of AssuranceAmerica Corporation were as follows:

Assets:
Current assets	$926,000
Fixed assets	815,000
Intangible assets	3,321,000
Other assets	49,000

$5,111,000

Current liabilities and stockholders’ equity:
Current liabilities	$1,524,000
Long-term debt and accrued
interest to related party	3,582,000
Other liabilities	107,000
Stockholders’ equity (deficit)	(102,000)

$5,111,000

F-14