Form 10KSB/A
period 2003-03-31
ASSURANCEAMERICA CORP
filed 2003-07-07
CIK 8497

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

|X|

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

|_|

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended March 31, 2003

Commission File Number: 0-06334

BRAINWORKS VENTURES, INC.

(Name of Small Business Issuer in its Charter)

NEVADA (State or other Jurisdiction of Incorporation or Organization)	87-0291240 (I.R.S. Employer Identification No.)

5500 INTERSTATE NORTH PARKWAY, SUITE 600 ATLANTA, GEORGIA (Address of Principal Executive Offices)	30328 (Zip Code)

Registrant’s Telephone Number including Area Code: (770) 952-0200

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class NONE	Name of Each Exchange on which Registered NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $0.01
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |_|

State issuer’s revenues for its most recent fiscal year: $40,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold in the over-the-counter market on June 25, 2003, was approximately $2,297,375.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of June 25, 2003, the Registrant had outstanding 21,779,992 shares of its common stock, par value $.01 per share.

Transitional Small Business Issuer Disclosure format (check one):

Yes |_| No |X|

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the Part of the Form 10-KSB/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

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

On April 1, 2003, AAHoldings Acquisition Sub, Inc., a Georgia corporation and a wholly-owned subsidiary of the Company, merged with and into AssuranceAmerica Corporation, a Georgia corporation (“AssuranceAmerica”), and a property and casualty-oriented holding company, focusing on the non-standard automobile insurance markets. AssuranceAmerica survived the merger and became a wholly-owned subsidiary of the Company.

To effect the merger, AAHoldings, LLC, a Delaware limited liability company, merged with and into AssuranceAmerica , for the purpose of converting the limited liability company into a corporation. Thereafter, pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, AAHoldings Acquisition Sub, Inc., AAHoldings, LLC and AssuranceAmerica, dated April 1, 2003 (the “Merger Agreement”), the shareholders of AssuranceAmerica exchanged an aggregate of 19,508,902 shares of AssuranceAmerica common stock, no par value, on a 1-for-1 basis, for shares of common stock, $0.01 par value, per share, of the Company (“Company Common Stock”).

Due to an insufficient number of authorized shares of Company Common Stock, the shareholders of AssuranceAmericacontinue to hold an aggregate of 23,241,098 shares of Series A Convertible Preferred Stock, no par value, of AssuranceAmerica (“AssuranceAmerica Preferred Stock”), which stock, pursuant to the terms of the Merger Agreement, will be converted into shares of Company Common Stock, at such time when the authorized number of shares of Company Common Stock is increased to a number sufficient to exchange each share of AssuranceAmerica Preferred Stock for one share of Company Common Stock. Upon conversion, the former shareholders of AssuranceAmerica will hold a total of 42,750,000 shares of Company Common Stock. Such conversion will occur simultaneously with the increase in the number of authorized shares of Company Common Stock. A special meeting of the stockholders of the Company was held on June 26, 2003 to vote upon a proposal to increase the number of authorized shares of Company Common Stock to permit such conversion of the AssuranceAmerica Preferred Stock. The proposal was approved by the shareholders.

The Merger Agreement also effected a change in the executive officers of the Company and contemplates a majority change in the Board of Directors of the Company. As of April 1, 2003, Marc Schwartz and Cole Walker resigned from their positions as directors and executive officers of the Company, with Donald Ratajczak remaining as the sole member of the Board of Directors of the Company. To fill these vacancies on the Board, Guy W. Millner and Lawrence Stumbaugh were appointed by Mr. Ratajczak as directors of the Company, following the fulfillment of the requirements of Rule 14f-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On April 1, 2003, Mr. Stumbaugh was appointed as President and Chief Executive Officer of the Company.

As a result of the aforementioned merger, the Company has ceased its historical business in order to focus upon the insurance business of AssuranceAmerica. AssuranceAmerica focuses on the non-standard automobile insurance marketplace, primarily in Florida and Georgia. Its two principal operating subsidiaries are AssetAmerica Insurance Agencies (acquired in 1998), which sells personal automobile insurance policies through its 26 retail agencies, and AssuranceAmerica Managing General Agency. Established in 2000, AssuranceAmerica Managing General Agency develops and markets insurance products, underwrites insurance risks, adjusts insurance claims and binds new policies. In 2002, these two subsidiaries of AssuranceAmerica wrote an aggregate of approximately $56 million dollars in premiums. A third subsidiary, AssuranceAmerica Insurance Company, began writing business in the state of Georgia in April, 2003.

On February 14, 2001, the Company acquired all the outstanding capital stock of eBusinessLabs, Inc., a privately-held Georgia corporation now known as Brainworks Ventures Labs, Inc. (“BVL”), for approximately 800,000 shares of the Company Common Stock. BVL seeks to develop university affiliated venture development labs designed to assist the launch of business ventures.

On May 8, 2001, the Company acquired all the outstanding capital stock of Executive Venture Partners, Ltd., a privately held Massachusetts company (“EVP”), for 500,000 shares of the Company Common Stock. EVP provides consulting services to develop and implement corporate venturing strategies for Fortune 2,000 companies by offering advice and recommendations related to asset development and value maximization. EVP holds a non-exclusive license to use an asset commercialization methodology. This license may be revoked upon the happening of certain events specified in the Amended and Restated License Agreement between EVP and Robert H. Cawly dated March 6, 2001.

As of March 31, 2003, the Company had three wholly-owned subsidiaries: Auric Minerals Corporation, a Nevada corporation, EVP and BVL. The Company has ceased the operations of all three of its subsidiaries.

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

Employees

The Company currently has one full time employee and AssuranceAmerica has 149 full time employees. None of these employees are represented by a labor union.

Item 2.

DESCRIPTION OF PROPERTY

Effective August 31, 2002, the Company terminated its lease of 101 Marietta Street, Suite 3450, Atlanta, GA. The corporate headquarters of the Company and AssuranceAmerica is RiverEdge One, Suite 600, 550 Interstate North Parkway, Atlanta, Georgia 30328. The Company no longer holds interests in any natural resource properties.

Item 3.

LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the quarter ended March 31, 2003.

PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “BRAV.” There is currently a very limited trading market for the Company Common Stock. The following sets forth, for the respective periods indicated, the high and low bid prices of the Company Common Stock in the over-the-counter market, as reported and summarized by the OTC-BB. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions or adjustments, and may not represent actual transactions.

	BID PRICES

QUARTER ENDED	HIGH	LOW

2002 Fiscal Year:

June 30, 2001	$ 8.00	$ 3.85

September 30, 2001	7.50	3.52

December 31, 2001	4.50	2.00

March 31, 2002	1.50	1.15

2003 Fiscal Year:

June 30, 2002	$ 1.65	$ .70

September 30, 2002	.82	.37

December 31, 2002	.51	.21

March 31, 2003	.31	.21

On June 3, 2003, the low and high bid prices quoted by broker-dealer firms effecting transactions in the Company Common Stock were $ 0.75 and $ 1.05, respectively.

The Company has never declared or paid cash dividends on its common stock and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends on the Company Common Stock will be at the discretion of the Board of Directors of the Company (the “Board”) and will be dependent on the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board deems relevant.

At June 3, 2003, there were approximately 770 holders of record of the Company Common Stock.

(1)

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements contained in this Annual Report on Form 10-KSB/A are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. The words “believe,” “expect,” “anticipate,” “predict,” “potential,” “seek,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “estimate,” and the negative thereof and other similar expressions are intended to identify forward-looking statements. Such forward-looking statements reflect management’s beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements. The Company does not assume any duty to publicly update these forward-looking statements. The Company strongly recommends that the discussion and analysis set forth below be read in conjunction with the Company’s consolidated financial statements and notes thereto contained elsewhere herein.

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

During the past two years, the Company has incurred significant losses from operations and such losses are expected to continue. Due to the lack of adequate working capital and business prospects, in 2003, the Board decided to cease operating its historical businesses in anticipation of consummating a merger with AssuranceAmerica on April 1, 2003. Since the consummation of the merger with AssuranceAmerica, the Company has focused upon offering automobile insurance coverages through the operating subsidiaries of AssuranceAmerica. The operating subsidiaries of AssuranceAmerica include: AssuranceAmerica Managing General Agency, AssuranceAmerica Insurance Company, and AssetAmerica Insurance Agencies.

Revenues

In the fiscal years ended March 31, 2003 and 2002, the Company’s revenues consisted of dividend and interest income and income from consulting services. All of the Company’s consulting contracts have been terminated.

Operating Expenses

Selling, general and administrative expenses consist primarily of consulting expenses, administrative and management personnel and related expenses, and depreciation and amortization expense.

Results of Operations

For the fiscal year ended March 31, 2003, the Company had revenues of $40,000, cost of revenue and selling, general and administrative expenses of $802,000, and other net expenses of $511,000, including impairment cost related to goodwill of $267,000, loss on disposal of fixed assets of $212,000 and a realized loss of $33,000 on the disposition of an investment. The Company’s operations resulted in a net loss of $1,273,000 and a net loss per common share of $0.53. For the fiscal year ended March 31, 2002, the Company had revenues of $610,000, cost of revenue and selling, general and administrative expenses of $3,739,000, and other net expenses of $1,850,000, including impairment cost related to goodwill of $1,630,000, and a realized loss of $238,000 on the disposition of an investment. The Company’s operations resulted in a net loss of $4,979,000 and a net loss per common share of $2.01.

Management does not believe that the Company’s operations have been impacted by inflation.

Liquidity and Capital Resources

In the fiscal year ended March 31, 2003, net cash used in operating activities was $446,000. Net cash used in operating activities includes the net loss for the fiscal year ended March 31, 2003 of $1,273,000 offset by non-cash charges related to depreciation and amortization of $33,000, amortization of deferred compensation for warrants and options issued to advisors and consultants of $375,000 and asset impairment charges of $267,000. Net cash provided by investing activities was $54,000, which is associated with the sale of equipment and investments.

As of March 31, 2003, the Company had working capital of $(15,000). Management believes the company has adequate capital to meet its operating needs.

Item 7.

FINANCIAL STATEMENTS

The Company’s consolidated financial statements (see “Index to Financial Statements” attached hereto) for the fiscal year ended March 31, 2003, together with the notes thereto, have been audited by the independent accounting firm of Miller Ray & Houser, LLP, whose opinion thereto is included herein, which is included in this Report beginning at page F-1 hereof. The Company’s consolidated financial statements for the fiscal year ended March 31, 2002, together with the notes thereto, have been audited by the independent accounting firm of Eisner, LLP, which were included in the Company’s 10-QSB for the fiscal year ending March 31, 2002.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended March 31, 2003, there was no disagreement with the Company’s accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The table below sets forth the name, age and position of each executive officer and director of the Company:

Name	Age	Position	Officer or Director Since

Guy W. Millner	67	Chairman	June 2003
Lawrence Stumbaugh	63	President, Chief Executive Officer and Director	June 2003
Donald Ratajczak	60	Director	May 2000
Quill O. Healey	63	Director	June 2003
John E. Cay, III	58	Director	June 2003
Robert J. Cormican	55	Senior Vice President and Chief Financial Officer	June 2003

______________

Set forth below is a brief biographical description of the directors and officers of the Company:

Guy W. Millner, age 67, has served as the Chairman of the Board since June 2003. Mr. Millner served as Chairman of AA Holdings, LLC, the predecessor of AssuranceAmerica, the Company’s principal operating subsidiary, from 1999 to 2003. From 1961 to 1999, Mr. Millner served as Chairman of Norrell Corporation, a leading provider of staffing and outsourcing solutions.

Lawrence Stumbaugh, age 63, has served as President, Chief Executive Officer and director of the Company since June 2003. He served as President and Chief Executive Officer of AA Holdings, LLC from 1999 to 2003. Prior to joining AA Holdings, LLC, Mr. Stumbaugh was President and Chief Executive Officer of Lawmark International Corporation.

Donald Ratajczak, age 60, serves as a Director of the Company. Dr. Ratajczak previously served as the Chairman of the Board and Chief Executive Officer of the Company from May 2000 to June 2003. From May 2000 to November 2000, Dr. Ratajczak also served as the Company’s President. From July 1973 to June 2000, he served as a professor and Director of Economic Forecasting Center at the J. Mack Robinson College of Business Administration at Georgia State University. Dr. Ratajczak also currently serves on the Board of Directors of the following organizations: Crown Crafts, Inc., a textile manufacturing company; T.B.C. Corporation, a tire distribution company, Ruby Tuesday, Inc., a food service company and Regan Holdings, an insurance marketing company. He is a consulting economist for Morgan, Keegan & Co., a broker/dealer company and a trustee for C.I.M. High Yield, a bond fund company.

Quill O. Healey, age 63, has served as a director of the Company since June 2003. He is Managing Partner of Healey Investments, L.P. He retired as Chairman of Marsh, USA in 2001.

John E. Cay, III, age 58, has served as a director of the Company since June 2003. He is Chairman and Chief Executive Officer of Palmer & Cay, Inc., a risk management and benefits consulting firm.

Robert J. Cormican, age 55, has served as Senior Vice President and Chief Financial Officer of the Company since June 2003. Prior to joining the Company, Mr. Cormican served as Senior Vice President and Chief Financial Officer of AA Holdings, LLC.

There are no family relationships among any of the executive officers or directors of the Company. Each director of the Company serves as a director until his successor is elected and qualified at the Company’s next annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own beneficially more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

To the Company’s knowledge, the Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended March 31, 2003.

Item 10.

EXECUTIVE COMPENSATION

Compensation of Directors

For the fiscal year ended March 31, 2003, the Company did not compensate directors for their service on the Board.

Compensation of Executive Officers

The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the fiscal years in the three-year period ended March 31, 2003, to its Chief Executive Officer and to its most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

				Long-Term Compensation

	Year Ended March 31,	Annual Compensation		Securities Underlying Options (#) (1)	All Other Compensation

Name and Principal Position		Salary	Bonus

Donald Ratajczak(2)	2003	$—	$—	—	$—
Chief Executive Officer	2002	—	—	—	—
	2001	—	—	110,000	—
Marc J. Schwartz(3)
President, Chief Financial Officer	2003	35,000	—	—	—
Secretary and	2002	—	—	110,000	—
Treasurer	2001	—	350,000	110,000	—

(1)

Unless otherwise noted, represents options granted under the Company’s Stock Option Plan.

(2)

Dr. Ratajczak began serving as Chief Executive Officer of the Company in May 2000. Dr. Ratajczak also served as President of the Company from May 2000 to November 2000.

(3)

Mr. Schwartz began serving as an executive officer of the Company in May 2000. Effective March 31, 2003, Mr. Schwartz resigned all positions that he held in the Company.

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

Name	Number Of Securities Underlying Unexercised Options at March 31, 2003 Exercisable/Unexercisable	Value Of Unexercised In-The-Money Options at March 31, 2003(1) Exercisable/Unexercisable

Donald Ratajczak	260,000/0	0/0
Marc J. Schwartz (2)	210,000/0	$0/0

______________

(1)

The value of the Company’s unexercised, in-the-money options based on the average of the high and low price of the Company Common Stock as of March 31, 2003, which was $0.25.

(2)

Effective March 31, 2003, Mr. Schwartz resigned all positions that he held with the Company.

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information concerning beneficial ownership of the Company Common Stock as of June 15, 2003, by:

•

each shareholder that the Company knows owns more than 5% of the Company Common Stock;

•

each of the Named Executive Officers;

•

each of the Company’s directors; and

•

all of the Company’s directors and Named Executive Officers as a group.

The following table lists the applicable percentage of beneficial ownership based on 21,779,992 shares of Company Common Stock outstanding as of June 15, 2003. Except where noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name Of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned		Percentage

Guy W. Millner	16,442,924	(2)	75.50%

Lawrence Stumbaugh	2,901,693	(3)	13.32%

Donald Ratajczak	138,000		*

Sercap Holdings, LLC	19,344,617	(4)	88.82%

Directors and executive officers as a group (3 persons)	19,482,617		89.45%

______________

*

Less than 1.0%.

(1)

The address of each beneficial owner is RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328.

(2)

Consists of indirect beneficial ownership by Mr. Millner of 16,442,924 shares of Company Common Stock held by Sercap Holdings, LLC (“Sercap”). Mr. Millner directly owns 80% of the outstanding membership interests in Sercap and indirectly owns an additional 5% of the outstanding membership interests through MI Holdings, Inc, a corporation controlled by Mr. Millner.

(3)

Consists of indirect beneficial ownership by Mr. Stumbaugh of 2,901,693 shares of Company Common Stock held by Sercap. Mr. Stumbaugh owns 15% of the outstanding membership interests in Sercap.

(4)

These shares are also included in Messrs. Millner’s and Stumbaugh’s holdings.

The following table sets forth information regarding compensation plans under which the Company Common Stock is authorized for issuance as of March 31, 2003. The Company’s stockholders approved the BrainWorks Ventures Inc. Stock Option Plan (the “Plan”) at the Company’s 2000 annual meeting of stockholders. The Plan is the Company’s only equity compensation plan approved by the Company’s stockholders.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for issuance under equity compensation plans

Equity compensation plans approved by securities holders	693,918	$4.73 per share	4,306,082

Equity compensation plans not approved by securities holders	0		0

TOTAL	693,918	$4.73 per share	4,306,082

______________

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

Item 13.

EXHIBITS, LIST AND REPORTS ON FORM 8-K

No reports filed on Form 8-K for fiscal year ended March 31, 2003.

(A)

Exhibits

Exhibit Number	Exhibit

2.1

Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AAHoldings Acquisition Sub, Inc., AAHoldings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 16, 2003).

2.2

Agreement and Plan of Merger dated December 29, 2000, by and among the Company, eBusinessLabs, Inc. (“EBL”), EBL Acquisition Corporation and certain stockholders of EBL signatory thereto (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).

2.3

Agreement and Plan of Merger dated May 8, 2001, by and among the Company, Executive Venture Partners, Ltd. (“EVP”), EVP Acquisition Corporation and the stockholders of EVP signatory thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 23, 2001).

3.1	Amended and Restated Articles of Incorporation of the Company.
3.2	By-Laws of the Company (incorporated by reference to the Company’s Form 10 filed on May 30, 1972).
3.3	Amendment to the Company’s By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).
3.4	Amendment to the Company’s By-Laws adopted June 26, 2003.
10.1

Amended and Restated License Agreement dated March 6, 2001, by and between EVP and Robert H. Cawly (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.2	Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on October 20, 2000.)
21.1	List of Subsidiaries.
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)

REPORTS ON FORM 8-K

During the quarter ended March 31, 2002, the Company did not file any Current Reports on Form 8-K.

Item 14.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of filing of this annual report on Form 10-KSB/A, the Company’s Chief Executive Officer and its Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:
BRAINWORKS VENTURES, INC.
Date: July 3, 2003	By:	/s/ Lawrence Stumbaugh

Lawrence Stumbaugh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence Stumbaugh	Chief Executive Officer and Director (Principal Executive Officer)	Date: July 3, 2003

Lawrence Stumbaugh

/s/ Robert J. Cormican	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date: July 3, 2003

Robert J. Cormican

/s/ Guy W. Millner	Chairman of the Board of Directors	Date: July 3, 2003

Guy W. Millner

/s/ Donald Ratajczak	Director	Date: July 3, 2003

Donald Ratajczak

/s/ Quill O. Healey	Director	Date: July 3, 2003

Quill O. Healey

/s/ John E. Cay , III	Director	Date: July 3, 2003

John E. Cay, III

CERTIFICATION

I, Lawrence Stumbaugh, certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Brainworks Ventures, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 3, 2003

/s/ Lawrence Stumbaugh

Lawrence Stumbaugh Chief Executive Officer

CERTIFICATION

I, Robert J. Cormican, certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Brainworks Ventures, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 3, 2003

/s/ Robert J. Cormican

Robert J. Cormican Senior Vice President and Chief Financial Officer

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

/s/ Miller Ray & Houser, LLP
Atlanta, Georgia May 7, 2003

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2003 and 2002

Assets

	2003	2002

Current assets:
Cash	$5,000	$397,000
Accounts receivable	10,000	6,000
Due from employees	—	11,000
Prepaid expenses and other current assets	—	38,000

Total current assets	15,000	452,000

Fixed assets, net	5,000	294,000
Investments in non-marketable equity securities	—	43,000
Goodwill	—	267,000

Total assets	$20,000	$1,056,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$30,000	$168,000

Stockholders’ equity (deficit):
Common Stock, $0.01 par value; authorized 25,000,000 shares; 2,271,090 and 2,561,186 issued and outstanding	23,000	26,000
Additional paid-in capital	7,877,000	7,884,000
Accumulated deficit	(7,910,000)	(6,637,000)
Deferred compensation	—	(375,000)
Receivables for stock	—	(10,000)

Total stockholders’ equity (deficit)	(10,000)	888,000

Total liabilities and stockholder’s equity	$20,000	$1,056,000

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended March 31, 2003 and 2002

	2003	2002

Revenue	$40,000	$610,000

Operating costs and expenses:
Cost of revenue	15,000	549,000
Selling, general and administrative	787,000	3,190,000
Impairment of goodwill	267,000	1,630,000

	1,069,000	5,369,000

Loss from operations	(1,029,000)	(4,759,000)

Interest expense	(1,000)	—
Interest and dividends	2,000	18,000
Loss on disposal of fixed assets	(212,000)	—
Realized loss on investments	(33,000)	(238,000)

Net loss	$(1,273,000)	$(4,979,000)

Net loss per common share-basic and diluted	$(0.53)	$(2.01)

Weighted average number of shares outstanding-basic and diluted	2,412,000	2,475,000

BRAINWORKS VENTURES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended March 31, 2003 and 2002

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Deferred Compensation	Receivables for Stock	Total

	Shares	Amount

Balance, March 31, 2001	1,950,000	$19,000	$6,279,000	$(1,658,000)	$(917,000)	$(62,000)	$3,661,000
Issuance of common stock in a private placement	144,918	2,000	423,000	—	—	—	425,000
Issuance of common stock in EVP merger	500,000	5,000	549,000	—	—	—	554,000
Fair value of options granted to consultants and advisors	—	—	617,000	—	(617,000)	—	—
Collection on subscription receivable	—	—	—	—	—	14,000	14,000
Cancellation of subscription	(42,732)	—	(38,000)	—	—	38,000	—
Shares issued for services and equipment	9,000	—	54,000	—	—	—	54,000
Amortization of deferred compensation	—	—	—	—	1,159,000	—	1,159,000
Net loss	—	—	—	(4,979,000)	—	—	(4,979,000)

Balance, March 31, 2002	2,561,186	26,000	7,884,000	(6,637,000)	(375,000)	(10,000)	888,000
Cancellation of subscription	(9,846)	—	(10,000)	—	—	10,000	—
Amortization of deferred compensation	—	—	—	—	375,000	—	375,000
Shares returned and cancelled	(280,250)	(3,000)	3,000	—	—	—	—
Net loss	—	—	—	(1,273,000)	—	—	(1,273,000)

Balance, March 31, 2003	2,271,090	$23,000	$7,877,000	$(7,910,000)	$—	$—	$(10,000)

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

$632,000

(3)

Fixed Assets

Fixed assets at March 31, 2003 and 2002 are as follows:

	2003	2002	Estimated Useful Life – Years

Computer equipment	$5,000	$97,000	3
Furniture and fixtures	3,000	81,000	5
Leasehold improvements	—	215,000

	8,000	393,000
Less accumulated depreciation	(3,000)	(99,000)

	$5,000	$294,000

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

(6)

Stock Options, continued

Value of Options Granted to Employees, continued

If compensation cost had been determined on the basis of fair value pursuant to SFAS 123, then net loss attributable to common stockholders and net loss per share attributable to common stockholders would have increased for the years ended March 31, 2003 and 2002 as follows:

	(In thousands, except per share data)

	2003	2002

Net loss:
As reported	$(1,273)	$(4,979)
Pro forma	$(1,273)	$(6,874)

Basic and diluted net loss per share:
As reported	$(.53)	$(2.01)
Pro forma	$(.53)	$(2.78)

Following is a summary of stock option and warrant activity during each of the years ended March 31, 2003 and 2002:

	2003				2002

	Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Outstanding at beginning of year	$1.125 - $7.75	1,552,000	$5.10	3.8 years	$1.125 - $7.75	1,391,000	$5.10	4.5 years
Granted during the year	—	—	—		$ 4.25 - $6.50	321,000	$5.19
Expired	$1.125 - $7.70	(602,000)	$5.47		$ 5.25 - $5.25	(160,000)	$5.25
Exercised	—	—	—		—	—	—
Outstanding at end of year	$1.125 - $7.75	950,000	$4.41	2.71 years	$1.125 - $7.75	1,552,000	$5.10	3.8 years
Exercisable at end of year	$1.125 - $7.75	950,000	$4.41	2.71 years	$1.125 - $7.75	1,057,000	$4.90	3.2 years

Following is a summary of options and warrants outstanding as of March 31, 2003:

Options and Warrants Outstanding				Options and Warrants Exercised

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$1.125 - $3.00	250,000	2.09	$2.25	250,000	$2.25

$ 3.90 - $5.00	131,000	1.50	$4.26	131,000	$4.26

$ 5.25 - $7.75	569,000	3.26	$5.40	569,000	$5.40

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