Form 10QSB
period 2003-06-30
ASSURANCEAMERICA CORP
filed 2003-08-14
CIK 8497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

                         Commission File Number: 0-06334

                          AssuranceAmerica Corporation
        (Exact name of small business issuer as specified in its charter)

           Nevada                                              87-0281240
  (State of Incorporation)                              (IRS Employer ID Number)

 5500 Interstate North Parkway, Suite 600, Atlanta, Georgia      30328
  (Address of principal executive offices)                     (Zip Code)

                                 (770) 933-8911
                (Issuer's telephone number, Including area code)

  Brainworks Ventures, Inc., 101 Marietta Street, Suite 3450, Atlanta, Georgia
                               30303, March 31st

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

      YES |X| NO |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,021,090 shares, $.01 par value, as of June 30, 2003.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          ASSURANCEAMERICA CORPORATION
                              Index to Form 10-QSB
                       For the Quarter Ended June 30, 2003

                         PART I - FINANCIAL INFORMATION

Item 1    Financial Statements                                             Page

     Consolidated Balance Sheets
     as of June 30, 2003 and March 31, 2003..................................3

     Consolidated Statements of Income
     for the Three Months Ended
     June 30, 2003 and June 30, 2002.........................................4

     Consolidated Statements of Cash Flows...................................5
     for the Three Months Ended June 30, 2003
     and June 30, 2002

     Notes to Consolidated Financial Statements..............................6

Item 2    Management's Discussion and Analysis or Plan of Operation..........8

Item 3    Quantitative and Qualitative Disclosures about Market Risk........10

Item 4    Controls and Procedures...........................................10

                           PART II - OTHER INFORMATION

Item 5    Submission of Matters to a Vote of Security Holders...............10

Item 6    Exhibits and Reports on Form 8-K .................................10

Signatures..................................................................11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION
(UNAUDITED) CONSOLIDATED BALANCE SHEETS
JUNE 30 AND MARCH 31, 2003

                                                                 June 30, 2003                      March 31, 2003
                                                                 -------------                      --------------
Assets                                                               Corp             AA Corp         Brainworks         Combined
                                                                     ----             -------         ----------         --------
Cash and cash equivalents                                       $  1,875,639       $   882,298       $     5,000       $   887,298
Investments, at amortized costs                                      150,000           150,000                             150,000
(market: $150,000 and $150,000)
Short Term Investments, available for sale                         2,600,000         2,600,000                --         2,600,000
(amortized cost : $2,600,000 and $2,600,000)
Investment Income due and Accrued                                     12,043             4,110                --             4,110
Premiums Receivable(net of allowance for                           2,801,524                --                --                --
doubtful accounts of $7,329.46 and $0)
Reinsurance Recoverable                                              788,615                --                --                --
Prepaid Reinsurance Premiums                                       2,991,225                --                --                --
Property and equipment,at cost (net of                               969,294           861,811             5,000           866,811
accumulated depreciation of $745,132 and $684,024)
Intangibles(net of amortization of $1,097,563 and $1,097,563)      3,322,122         3,322,122                           3,322,122
Other receivables                                                    205,612           232,191            10,000           242,191
Deferred Acquisition Costs                                           141,015                --                --                --

                                                                ------------       -----------------------------------------------
Total assets                                                      15,857,089         8,052,532            20,000         8,072,532
                                                                ============       ===============================================

Liabilities and Stockholders Equity

Unpaid losses and loss adjustment expenses                      $    890,196       $        --       $        --       $        --
Accounts payable and accrued expenses                              2,113,547         1,404,292            30,000         1,434,292
Reinsurance payable                                                2,116,713                --                --                --
Unearned premium                                                   4,273,179            46,799                --            46,799
Long term debt                                                     6,836,790         6,675,121                --         6,675,121

Stockholders equity:
Common Stock, .01 par value,                                         450,210                --            23,000            23,000
(authorized 60,000,000, outstanding 45,021,090)
Surplus-paid in                                                   13,992,445                --         7,877,000         7,877,000
Accumulated Deficit                                              (14,815,991)               --        (7,910,000)       (7,910,000)
Members Equity                                                            --           (73,680)               --           (73,680)
                                                                ------------       -----------------------------------------------
Total stockholders' and members' equity                             (373,336)          (73,680)          (10,000)          (83,680)
                                                                ------------       -----------------------------------------------
Total liabilities and stockholders' equity                      $ 15,857,089       $ 8,052,532       $    20,000       $ 8,072,532
                                                                ============       ===============================================

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORP
(UNAUDITED) CONSOLIDATED STATEMENTS OF INCOME
JUNE 30, 2003 & JUNE 30, 2002

For the three months ended June 30,                   2003                                2002
                                                                       AA Corp          Brainworks          Combined
                                                  ------------       -----------       ------------       ------------
Revenue:
  Gross premiums written                          $  5,997,723       $        --       $         --       $         --
  Gross premiums ceded                              (4,198,406)               --                 --                 --

   Net premiums written                              1,799,317                --                 --                 --

   Decrease (increase) in unearned premiums,
       net of prepaid reinsurance premiums          (1,281,954)               --                 --                 --

    Net premiums earned                                517,363                --                 --                 --

      Commission income                              2,013,492         2,243,366                 --          2,243,366
      Managing general agent fees                    1,022,492           842,928                 --            842,928
      Net investment  income                             7,924                --                 --                 --
      Other Income                                          --                               15,000             15,000
                                                  ------------       -----------       ------------       ------------
       Total revenue                                 3,561,271         3,086,294             15,000          3,101,294

Expenses:
       Losses and loss adjustment expenses             419,526                --                 --                 --
       Selling and general expenses                  3,277,016         2,851,236            466,000          3,317,236
       Support Center Expense                               --            49,500                 --             49,500
       Depreciation and amortization expense            61,108           113,350             56,000            169,350
       Interest Expense                                130,000           223,781             (1,000)           222,781
       Impairment of long lived asset                       --                --            377,000            377,000
                                                  ------------       -----------       ------------       ------------
       Total operating expenses                      3,887,650         3,237,867            898,000          4,135,867

                                                  ------------       -----------       ------------       ------------
Income (loss) before provision for income             (326,379)         (151,573)          (883,000)        (1,034,573)
      tax expense

Income Tax Provision                                        --                --                 --                 --

                                                  ------------       -----------       ------------       ------------
Net Loss                                          ($   326,379)      ($  151,573)      ($   883,000)      ($ 1,034,573)
                                                  ============       ===========       ============       ============

Earnings per common share
Basic                                                    (0.01)               --              (0.04)             (0.04)
Diluted                                                  (0.01)                               (0.04)             (0.04)
Weighted average shares outstanding-basic           23,056,975                --         23,056,975         23,056,975
Weighted average shares outstanding-diluted         23,056,975                --         23,056,975         23,056,975

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORPORATION
(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2003 AND JUNE 30, 2002

For the three months ended June 30,                         2003                            2002

Operating Activities                                        Corp           AA Corp        Brainworks       Combined
                                                            ----           -------        ----------       --------
     Net Income(loss)                                     ($326,379)      ($151,573)      ($883,000)      ($1,034,573)
     Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
     Depreciation and Amortization                           61,108         113,350          56,000           169,350
     Impairment charges on Intangible Assets                     --              --         377,000           377,000
     Deferrred Acquisition Costs                           (141,015)             --              --                --
     Deferred Compensation Amortization                          --              --         322,000           322,000
     Other Assets                                            36,579         (41,052)         17,000           (24,052)
     Reinsurance Recoverable                               (788,615)             --              --                --
     Prepaid Reinsurance Premiums                        (2,991,225)             --              --                --
     Unearned Premiums                                    4,226,380              --              --                --
     Unpaid loss and loss adjustment expense                890,196              --              --                --
     Other Liabilities                                      679,255        (111,349)          4,000          (107,349)
     Receivable from Insureds                            (2,801,524)             --              --                --
     Reinsurance Payable                                  2,116,713              --              --                --
                                                        -----------       -------------------------------------------
Net cash provided(used) by operating activities             961,473        (190,624)       (107,000)         (297,624)
                                                        -----------       -------------------------------------------

Investing Activities
     Investment Income Due and Accrued                       (7,933)             --              --                --
     (Purchase)/Disposal of Fixed Assets                   (163,591)        (62,264)             --           (62,264)
     Long Term Debt                                         161,669         223,781              --           223,781
                                                        -----------       -------------------------------------------
Net cash provided(used) by investing activities              (9,855)        161,517              --           161,517
                                                        -----------       -------------------------------------------

Financing Activities
     Capital Contributions                                   36,723              --          (3,000)           (3,000)
                                                        -----------       -------------------------------------------
Net cash provided(used) by financing activities              36,723              --          (3,000)           (3,000)
                                                        -----------       -------------------------------------------

Net Change in Cash                                          988,341         (29,107)       (110,000)         (139,107)
Cash Beginning of Period                                    887,298         378,527         397,000           775,527
                                                        -----------       -------------------------------------------
Cash End of Period                                      $ 1,875,639       $ 349,420       $ 287,000       $   636,420
                                                        ===========       ===========================================

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

AssuranceAmerica Insurance Company, AssuranceAmerica Managing General Agency, AssetAmerica Insurance Agencies, and Ameraset Consulting Services, each wholly-owned subsidiaries of AssuranceAmerica, a Nevada corporation (the "Company"), were organized to solicit, underwrite, and retain risks associated with private passenger nonstandard automobile insurance.

The accompanying unaudited, consolidated, financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Contingencies

In the normal course of business, the Company is named as a defendant in lawsuits related to claim and other insurance policy issues. Some of the actions request extra-contractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. In the opinion of management, the ultimate outcome of litigation is not expected to be material to the Company's financial condition, results of operations, or cash flows.

Net Loss Per Share

Basic and diluted loss per share for the three-month periods ended June 30, 2003 and June 30, 2002 is computed based on the weighted average number of common shares outstanding.

Income Recognition

Commission income is generally recognized on the effective date of the policies. Commissions on premiums billed and collected directly by insurance companies are recorded as revenue when received. Premium adjustments, including policy cancellations, are recorded as they occur. An estimated reserve is carried for income that will not be earned due to anticipated policy cancellations.

Recognition of Premium Reserves

Property and liability premiums are generally recognized on a pro rata basis over the policy term. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business, less ceding commissions allowed by reinsurers, are deferred and charged or credited to earnings proportionate to premium earned. Historical and current loss and loss adjustment expense experience and anticipated investment income are considered in determining the recoverability of deferred policy acquisition costs.

Start-Up Costs

Start-up costs are expensed when incurred.

Property and Equipment

Items capitalized as property and equipment are carried at historical cost. Depreciation is computed over the estimated useful lives of the assets using straight-line and accelerated methods. Depreciation expense was approximately $61,108 and $104,867 at June 30, 2003 and 2002, respectively.

Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred.

Amortization of Intangible Assets

Intangible assets consist of noncompetition agreements and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board ("FASB")'s Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The noncompetition agreements are amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization for the quarters ended June 30, 2003 and 2002 was $-0- and $64,483, respectively.

Cash Flows

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Some material estimates that are particularly sensitive are:

Losses incurred on policies originated by agency - The Company has calculated a provision for losses due to cancellation of policies before complete settlement with the insured. This estimate is based on past Company history. Actual results could differ from these estimates.

The Carrier maintains a liability for unpaid losses and loss adjustment expense based on management's estimate at the ultimate cost to settle claims currently in process. In addition a reserve for claims that have occurred but have not been reported is also carried as a liability. The ultimate costs to settle these claims may vary from the current estimates. The Carrier does not discount the liability for unpaid losses and loss adjustment expense.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Risk

The Company operates in Tampa, Florida and Atlanta, Georgia and is dependent upon the economy in the area. Automobiles insured through the Company are principally in Florida and Georgia. Premium increases generally must be approved by state insurance commissioners.

Income taxes

The Company files a consolidated federal income tax return. The tax liability of the group is apportioned among the members of the group in accordance with the ratio, which that portion of the consolidated taxable income attributable to each member of the group having taxable income bears to the consolidated income.

Each entity within the consolidated group calculates its own tax provision and is directly responsible for its own tax benefits and/or expense.

The Company has loss carryforwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carryforwards will expire between now and June 30, 2020. The loss carryforwards at March 31, 2003 was approximately $1,701,000 for Brainworks and are subject to limitations each year under Section 382 of the Internal Revenue Code. The Company itself had a net operating loss for the quarter ended June 30, 2003 of approximately $190,000. There was no benefit recorded for the quarter due to management's uncertainty as to the realization of the net operating loss.

Stock Based Compensation

Under the Company's 2001 Stock Option Plan, the aggregate number of common shares authorized is currently 5,000,000. As of June 30, 2003, the Company had options to purchase an aggregate of 2,248,918 shares of common stock outstanding. Prior to the acquisition of AssuranceAmerica Corporation, a Georgia corporation, the Company had options to purchase 948,918 shares of common stock outstanding and AssuranceAmerica had options to purchase 1,300,000 shares of common stock outstanding. In connection with such acquisition, the options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company's common stock under the Company's 2001 Stock Option Plan. The weighted-average exercise price for all options outstanding at June 30, 2003 is $2.01.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 1 of this report. This document contains "forward-looking statements" relating to future events or our future financial performance within the meaning of Section 21E of the Securities Exchange Act of 1934 and that are intended to be covered by the safe harbor created thereby. These forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements contain the words "anticipate", "believe," "expect" and words or phrases of similar import, as they relate to us or our management. You should be aware that these "forward-looking" statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, our ability to respond to future business opportunities and to overcome numerous other risks and difficulties generally experienced by growth stage businesses. We undertake no obligation to update these forward-looking statements.

Financial Condition

The company's investments of $2.8 million are currently in money market accounts (95%) and bank certificates of deposit (5%). Management believes the trade-off between higher yields and liquidity are appropriate for an early growth company. The company has no investments in equity securities as of June 30, 2003.

Premiums receivable increased to $2.8 million during the three months ended June 30, 2003. This is the result of the company's insurance carrier beginning operations April 1, 2003. The company has recorded an allowance for doubtful accounts of $7,329.

The company's liability for loss reserves, reinsurance payable, and unearned premium increased, in total, $3.5 million during the three months ended June 30, 2003 which resulted from the Company's insurance carrier beginning operations April 1, 2003.

The company's long-term debt consists of promissory notes payable to its Chairman and President, which carry an interest rate of 8%. The Company has not made interest payments during 2003 and has increased long-term debt by the amount of interest accrued during 2003. The Company has no other debt and the Company's existing debt covenants do not include any rating or credit triggers.

Liquidity and Capital Resources

The company's liquidity and capital needs have been met in the past through debt from its Chairman and President. In the future the Company anticipates creating liquidity by collecting and investing premiums written from new and renewal business in advance of paying claims and from profitable operations in its operating subsidiaries.

The growth of the Company has and will strain its liquidity and capital resources. If necessary, the Company believes it can access capital markets for additional capital to support its growth and other corporate objectives. The Carrier is required by the State of South Carolina to maintain a minimum capital and surplus of $3.0 million. As of June 30, 2003, the Carrier's capital and surplus was $3.1 million.

The Company's only equity currently outstanding is its Common Stock, which has no mandatory dividend obligations.

Results of Operations

The Company has three operating entities: AssetAmerica, LLC ("Agencies"), which owns 26 independent agencies located primarily in Florida, writing non-standard automobile insurance, AssuranceAmerica Managing General Agency, LLC ("MGA"), which writes non-standard automobile insurance in Georgia, and AssuranceAmerica Insurance Company ("Carrier") which underwrites the business written by the MGA and is licensed in South Carolina and Georgia. The fourth entity, Ameraset Consulting Services, is inactive and has no operating activity.

The Company reported a net loss of $326,379, or $.01 loss per share (basic and diluted) for the quarter ended June 30, 2003, compared to a net loss of $1,034,000 in the same quarter in 2002.

The following table presents the components of the insurance carrier's automobile operating income and GAAP combined ratio:

                                                     For the three months ended
Amount in thousands                                  2003                   2002
-------------------                              ------------           ------------
Direct Premiums Written                             5,998
Net Premiums Written                                1,799

Net Premiums Earned                                  517
Loss and Loss Adjustment Expenses Incurred           419
Underwriting Expenses Incurred                       105

Pretax profit(loss)                                  (7)                   Company
Investment Income                                     8                     began
Federal Income Tax Expense                           --                  operations
Net Operating Income                                  1                   4/1/2003

     Ratios:
     Loss and LAE Ratio                             81.0%
     Underwriting Expense Ratio                     20.3%
     GAAP Combined Ratio                            101.3%

The following table presents the operating income for the Agencies and MGA

Amounts in thousands
--------------------

Commission Income                                   2,396                   2,171
Fee Income                                          1,022                    916
Operating Expense                                   3,758                   3,238
Federal Income Tax Expense                           --                      --
Net Income                                          (340)                   (151)

Automobile insurance is the primary line of business written by the Company. The Carrier is licensed in Georgia and South Carolina and only operates in Georgia. The Company is currently evaluating opportunities relating to expansion into new states but has not yet adopted definitive plans. Because of the lead times involved, expansion into new states is not expected to materially affect the Company's financial results for the year ending December 31, 2003.

Carrier reinsures 70% of the business it writes through a quota share arrangement. Since the carrier remains ultimately responsible for all of the business written, it selects its reinsurers carefully and has selected Dorinco Reinsurance Company and National Grange Mutual Insurance Company, which both of which have an AM Best rating of A.

MGA and Agencies receive commissions on the business they write as well as numerous fees. Recent reductions in commission rates have negatively affected income. Reduced commission rates are reflective of increased competition and the rising costs of settling claims. The Company has taken steps to lower claims costs with the recent addition of an experienced Vice President of Claims. During the first six months of 2003, the Company has been building its infrastructure to support planned growth over the next several years, and includes the development of a robust, Internet-based processing system for the Company's agents. Additionally, the Company recently moved into a new office space, which will allow for additional growth. The infrastructure development has, and will for the balance of 2003 have negative effects on income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2003, a Special Meeting of Shareholders was held at the Company's office at Riveredge One, Suite 600, 5500 Interstate North Parkway, Atlanta, GA 30328. The meeting was held to consider and vote on the approval of Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock that the Company is authorized to issue from 25,000,000 to 60,000,000 and to change the corporate name of the Company from Brainworks Ventures, Inc. to AssuranceAmerica Corporation.

The number of votes cast for approval of the Amended and Restated Articles of Incorporation totaled 20,485,820. The number of votes cast against approval of the Amended and Restated Articles of Incorporation totaled 1,179. The number of votes abstaining totaled 1,250.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

A current report on Form 8-K was filed on April 2, 2003 containing one exhibit: a Press Release announcing the merger of the Company's newly-formed and wholly-owned subsidiary with and into AssuranceAmerica Corporation, a Georgia corporation.

A current report on Form 8-K was filed on April 16, 2003 containing one exhibit: the Agreement and Plan of Merger and Reorganization by and among Brainworks Ventures, Inc., AA Holdings Acquisition Sub, Inc., AA Holdings, LLC and AssuranceAmerica Corporation, dated April 1, 2003.

A current report on Form 8-K was filed on June 16, 2003 containing two exhibits: the Audited Consolidated Financial Statements of AA Holdings, LLC and subsidiaries as of and for the Years Ended December 31, 2002 and 2001, and Unaudited Pro Forma Combined Condensed Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ASSURANCEAMERICA CORPORATION


                                            By: /s/ Lawrence Stumbaugh
                                                ----------------------
                                                Lawrence Stumbaugh
                                                President and CEO

Dated: August 14, 2003