Form 10QSB
period 2003-09-30
ASSURANCEAMERICA CORP
filed 2003-11-13
CIK 8497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934 for the transition period from __________ to ___________

                         Commission File Number: 0-06334

                          AssuranceAmerica Corporation
        (Exact name of small business issuer as specified in its charter)

                  Nevada                                     87-0291240
         (State of Incorporation)                     (IRS Employer ID Number)

5500 Interstate North Parkway, Suite 600                       30328
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

      YES |X|   NO |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,171,090 shares, $.01 par value, as of November 11, 2003.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          ASSURANCEAMERICA CORPORATION
                              Index to Form 10-QSB
                    For the Quarter Ended September 30, 2003

                         PART I - FINANCIAL INFORMATION

Item 1      Financial Statements                                            Page

      Consolidated Balance Sheets
      as of September 30, 2003 and March 31, 2003 ............................ 3

      Consolidated Statements of Income
      for the Three Months and Six Months Ended
      September 30, 2003 and September 30, 2002 .............................. 4

      Consolidated Statements of Cash Flows
      for the Six Months Ended September 30, 2003
      and September 30, 2002 ................................................. 5

      Notes to Consolidated Financial Statements ............................. 6

Item 2      Management's Discussion and Analysis or Plan of Operation ........ 8

Item 3      Controls and Procedures ......................................... 11

                           PART II - OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K ................................ 12

Signatures .................................................................. 12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION
(UNAUDITED) CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30 AND MARCH 31, 2003

For the periods ending                                        September 30, 2003                      March 31, 2003
                                                              ------------------                      --------------

Assets                                                               Corp                 AA Corp       Brainworks       Combined
                                                                     ----                 -------       ----------       --------
Cash and cash equivalents                                        $  2,103,910          $    882,298    $      5,000    $    887,298
Investments, at amortized costs                                                                                                  --
     (market: $150,000 and $150,000)                                  150,000               150,000                         150,000
Short term investments, available for sale                                                                       --              --
     (amortized cost : $2,625,000 and $2,600,000)                   2,625,000             2,600,000                       2,600,000
Investment income due and accrued                                      18,031                 4,110              --           4,110
Premiums receivable(net of allowance for                                                         --              --              --
     doubtful accounts of $0 and $0)                                4,031,164
Reinsurance recoverable                                             2,594,351                    --              --              --
Prepaid reinsurance premiums                                        4,008,429                    --              --              --
Property and equipment, at cost (net of
     accumulated depreciation of $786,258 and $684,024)             1,018,170               861,811           5,000         866,811
Intangibles (net of amortization of $1,097,563 and $1,097,563)      3,322,122             3,322,122                       3,322,122
Other receivables                                                     499,231               232,191          10,000         242,191
Deferred acquisition costs                                            160,335                    --              --              --

                                                                 ------------          ------------    ------------    ------------
Total assets                                                     $ 20,530,743          $  8,052,532    $     20,000    $  8,072,532
                                                                 ============          ============    ============    ============

Liabilities and stockholders equity

Unpaid losses and loss adjustment expenses                       $  2,327,031          $         --    $         --    $         --
Accounts payable and accrued expenses                               2,118,064             1,404,292          30,000       1,434,292
Reinsurance payable                                                 3,942,817                    --              --              --
Unearned premium                                                    5,750,719                46,799              --          46,799
Long term debt                                                      6,966,791             6,675,121              --       6,675,121

                                                                 ------------          ------------    ------------    ------------
Total liabilities                                                  21,105,422             8,126,212          30,000       8,156,212
                                                                 ------------          ------------    ------------    ------------

Stockholders equity:
Common stock, .01 par value,                                                                     --
     (authorized 60,000,000, outstanding 45,171,090)                  451,710                                23,000          23,000
Surplus-paid in                                                    14,028,445                    --       7,877,000       7,877,000
Accumulated deficit                                               (15,054,834)                   --      (7,910,000)     (7,910,000)
Members equity                                                             --               (73,680)             --         (73,680)
                                                                 ------------          ------------    ------------    ------------
Total stockholders' equity                                           (574,679)              (73,680)        (10,000)        (83,680)
                                                                 ------------          ------------    ------------    ------------
Total liabilities and stockholders' equity                       $ 20,530,743          $  8,052,532    $     20,000    $  8,072,532
                                                                 ============          ============    ============    ============

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORP
(UNAUDITED) CONSOLIDATED
STATEMENTS OF INCOME

                                                                3 months ended September 30
                                                   2003                            2002
                                                                  AA Corp       Brainworks       Combined
Revenue:
  Gross premiums written                        $ 5,827,181     $        --     $        --     $        --
  Gross premiums ceded                           (4,058,821)             --              --              --
   Net premiums written                           1,768,361              --              --              --
   Decrease (increase) in unearned premiums,
       net of prepaid reinsurance premiums         (460,335)             --              --              --
    Net premiums earned                           1,308,026              --              --              --
      Commission income                           2,279,766       2,354,974              --       2,354,974
      Managing general agent fees                 1,138,306       1,001,538              --       1,001,538
      Net investment income                           5,988              --              --              --
      Other Income                                       --          10,000          10,000              --
                                               ------------    ------------    ------------    ------------
       Total revenue                              4,732,086       3,356,512          10,000       3,366,512

Expenses:
       Losses and loss adjustment expenses        1,064,345              --              --              --
       Selling and general expenses               3,735,457       3,209,885         237,000       3,446,885
       Support center expense                            --          67,500              --          67,500
       Depreciation and amortization expense         41,127         (43,630)        (24,000)        (67,630)
       Interest expense                             130,000         177,039              --         177,039
       Impairment of long lived asset                    --              --              --              --
                                               ------------    ------------    ------------    ------------
       Total operating expenses                   4,970,929       3,410,794         213,000       3,623,794
                                               ------------    ------------    ------------    ------------

Income (loss) before provision for income
      tax expense                                  (238,843)        (54,282)       (203,000)       (257,282)
Income tax provision                                     --              --              --              --
                                               ------------    ------------    ------------    ------------
Net loss                                       ($   238,843)   ($    54,282)   ($   203,000)   ($   257,282)
                                               ============    ============    ============    ============
Earnings per common share
Basic                                                 (0.01)             --           (0.00)          (0.01)
Diluted                                               (0.01)             --           (0.00)          (0.01)
Weighted average shares outstanding-basic        45,058,589              --      45,058,589      45,058,589
Weighted average shares outstanding-diluted      45,058,589              --      45,058,589      45,058,589


                                                                6 months ended September 30
                                                   2003                            2002
                                                                 AA Corp        Brainworks       Combined
                                               ------------    ------------    ------------    ------------
Revenue:
  Gross premiums written                        $11,824,904     $        --     $        --     $        --
  Gross premiums ceded                           (8,257,227)             --              --              --
   Net premiums written                           3,567,677              --              --              --
   Decrease (increase) in unearned premiums,
       net of prepaid reinsurance premiums       (1,742,289)             --              --              --
    Net premiums earned                           1,825,389              --              --              --
      Commission income                           4,293,258       4,520,158              --       4,520,158
      Managing general agent fees                 2,160,798       1,922,649              --       1,922,649
      Net investment income                          13,912              --              --              --
      Other Income                                       --                          25,000          25,000
                                               ------------    ------------    ------------    ------------
       Total revenue                              8,293,357       6,442,807          25,000       6,467,807

Expenses:
       Losses and loss adjustment expenses        1,483,871              --              --              --
       Selling and general expenses               7,012,473       6,061,620         702,000       6,763,620
       Support center expense                            --         117,000              --         117,000
       Depreciation and amortization expense        102,235          69,721          32,000         101,721
       Interest expense                             260,000         400,820          (1,000)        399,820
       Impairment of long lived asset                    --              --         377,000         377,000
                                               ------------    ------------    ------------    ------------
       Total operating expenses                   8,858,579       6,649,161       1,110,000       7,759,161
                                               ------------    ------------    ------------    ------------

Income (loss) before provision for income
      tax expense                                  (565,222)       (206,354)     (1,085,000)     (1,291,354)
Income tax provision                                     --              --              --              --
                                               ------------    ------------    ------------    ------------
Net loss                                       ($   565,222)   ($   206,354)   ($ 1,085,000)   ($ 1,291,354)
                                               ============    ============    ============    ============
Earnings per common share
Basic                                                 (0.02)             --           (0.03)          (0.04)
Diluted                                               (0.02)             --           (0.03)          (0.04)
Weighted average shares outstanding-basic        34,118,711              --      34,118,711      34,118,711
Weighted average shares outstanding-diluted      34,118,711              --      34,118,711      34,118,711

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORPORATION
(UNAUDITED) CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended September 30,                            2003                         2002

Operating activities                                              Corp          AA Corp      Brainworks      Combined
                                                                  ----          -------      ----------      --------
     Net income (loss)                                        ($  565,222)   ($  206,354)   ($1,085,000)   ($1,291,354)
     Adjustments to reconcile net (loss) income to
          net cash provided (used) by operating activities:
     Depreciation and amortization                                102,235        129,502         32,000        161,502
     Impairment charges on intangible assets                           --             --        267,000        267,000
     Loss on disposal of fixed assets                                                           212,000        212,000
     Deferrred acquisition costs                                 (160,335)            --             --             --
     Deferred compensation amortization                                --             --        356,000        356,000
     Other assets                                                (257,040)      (173,260)        37,000       (136,260)
     Reinsurance recoverable                                   (2,594,351)            --             --             --
     Prepaid reinsurance premiums                              (4,008,429)            --             --             --
     Unearned premiums                                          5,703,920             --             --             --
     Unpaid loss and loss adjustment expense                    2,327,031             --             --             --
     Other liabilities                                            683,772        (11,654)      (166,000)      (177,654)
     Receivable from insureds                                  (4,031,164)            --             --             --
     Reinsurance payable                                        3,942,817             --             --             --
                                                              -----------    -----------    -----------    -----------
Net cash provided (used) by operating activities                1,143,234       (261,766)      (347,000)      (608,766)
                                                              -----------    -----------    -----------    -----------

Investing activities
     Investment income due and accrued                            (13,921)            --             --             --
     (Purchase)/disposal of fixed assets                         (253,594)       (87,015)        44,000        (43,015)
     (Purchase)/disposal of certificate of deposit                (25,000)
                                                              -----------    -----------    -----------    -----------
Net cash provided(used) by investing activities                  (292,515)       (87,015)        44,000        (43,015)
                                                              -----------    -----------    -----------    -----------

Financing activities
     Capital contributions                                         74,223      6,398,184             --      6,398,184
     Long term debt                                               291,670     (6,349,185)            --     (6,349,185)
                                                              -----------    -----------    -----------    -----------
Net cash provided(used) by financing activities                   365,893         48,999             --         48,999
                                                              -----------    -----------    -----------    -----------

Net change in cash                                              1,216,612       (299,782)      (303,000)      (602,782)
Cash beginning of period                                          887,298        378,527        397,000        775,527
                                                              -----------    -----------    -----------    -----------
Cash end of period                                             $2,103,910     $   78,745     $   94,000     $  172,745
                                                              ===========    ===========    ===========    ===========

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

AssuranceAmerica Insurance Company ("Carrier"), AssuranceAmerica Managing General Agency, LLC ("MGA") AssetAmerica Insurance Agencies ("Agencies"), and Ameraset Consulting Services, each indirect wholly-owned subsidiaries of AssuranceAmerica Corporation, a Nevada corporation (the "Company"), were organized to solicit, underwrite, and retain risks associated with private passenger nonstandard automobile insurance.

The accompanying unaudited, consolidated, financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the quarter and six-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Contingencies

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and other insurance policy issues. Some of the actions request extra-contractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. In the opinion of management, the ultimate outcome of litigation is not expected to be material to the Company's financial condition, results of operations, or cash flows.

Net Loss Per Share

Basic and diluted loss per share for the quarters ended September 30, 2003 and September 30, 2002 are computed based on the weighted average number of common shares outstanding.

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

Property and Equipment

Items capitalized as property and equipment are carried at historical cost. Depreciation is computed over the estimated useful lives of the assets using straight-line and accelerated methods. Depreciation expense was approximately $102,235 and $101,721 for the six months ended September 30, 2003 and 2002, respectively.

Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred.

Amortization of Intangible Assets

Intangible assets consist of noncompetition agreements and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board ("FASB")'s Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The noncompetition agreements are amortized on a straight-line basis varying from two and one-half years to five years. Amortization for the quarters ended September 30, 2003 and 2002 was $-0- and $64,483, respectively.

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

Some material estimates that are particularly sensitive are:

Return commission incurred on policies originated by agency - The Company has calculated a provision for return commission due to cancellation of policies before all premiums written are fully earned. This estimate is based on past Company history.

The Company maintains a liability for unpaid losses and loss adjustment expense based on management's estimate at the ultimate cost to settle claims currently in process. In addition a reserve for claims that have occurred but have not been reported is also carried as a liability. The ultimate costs to settle these claims may vary from the current estimates. The Company does not discount the liability for unpaid losses and loss adjustment expense.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Risk

The Company operates in Florida and Georgia and is dependent upon the economy in the area. Automobiles insured through the Company are principally in Florida and Georgia. Premium increases generally must be approved by state insurance commissioners.

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

The Company has loss carryforwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carryforwards will expire between now and September 30, 2020. The loss carryforwards at March 31, 2003 were approximately $1,701,000 and are subject to limitations each year under Section 382 of the Internal Revenue Code. The Company itself had a net operating loss for the six months ended September 30, 2003 of approximately $305,000. There was no benefit recorded for the quarter due to management's uncertainty as to the realization of the net operating loss.

Stock Based Compensation

Under the Company's 2001 Stock Option Plan, the aggregate number of common shares authorized is currently 5,000,000. As of September 30, 2003, the Company had options to purchase an aggregate of 2,248,918 shares of common stock outstanding. Prior to the acquisition of AssuranceAmerica Corporation, a Georgia corporation, the Company had options to purchase 948,918 shares of common stock outstanding and AssuranceAmerica had options to purchase 1,300,000 shares of common stock outstanding. In connection with such acquisition, the options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company's common stock under the Company's 2001 Stock Option Plan. The weighted-average exercise price for all options outstanding at September 30, 2003 is $2.01.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included as Item 1 of this report. This document contains "forward-looking statements" relating to future events or the Company's future financial performance within the meaning of
Section 21E of the Securities Exchange Act of 1934 and that are intended to be covered by the safe harbor created thereby. These forward-looking statements are based on the beliefs of management as well as assumptions made by and information currently available to management. These statements contain the words "anticipate", "believe," "expect" and words or phrases of similar import, as they relate to the Company or management. You should be aware that these "forward-looking" statements are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, risks relating to the significant competitive pressures that the Company faces, the extensive governmental regulation of the Company's business, the availability of reinsurance, the Company's limited experience in underwriting nonstandard automobile insurance, the Company's ability to respond to future business opportunities and other risks and difficulties generally experienced by growth stage businesses. The Company undertakes no obligation to update these forward-looking statements.

On April 1, 2003, a wholly-owned subsidiary of the Company merged with and into AssuranceAmerica Corporation, a Georgia corporation ("AAC"), a property and casualty-oriented holding company, focusing on the nonstandard automobile insurance markets. As a result of the Merger, AAC became the surviving subsidiary of the Company. Following the merger, the Company has three operating entities, each of which is a wholly-owned subsidiary of AAC: Agencies, which owns 30 independent agencies located primarily in Florida, writing nonstandard automobile insurance, MGA, which writes nonstandard automobile insurance in Georgia, and Carrier, which underwrites the business written by MGA and is licensed in South Carolina and Georgia. Carrier commenced operations in April, 2003.

Financial Condition

Investments and cash as of September 30, 2003 increased approximately $1.2 million (34.1%) over investments and cash as of March 31, 2003. The increase was primarily due to cash flow from operations. The Company's investments of approximately $2.8 million as of September 30, 2003 are currently in money market accounts (95%) and bank certificates of deposit (5%). Management believes the trade-off between higher yields and risk avoidance is appropriate for an early growth company. The Company has no investments in equity securities as of September 30, 2003.

Premiums receivable as of September 30, 2003 increased approximately $4.0 million over premiums receivable as of March 31, 2003. The increase is the result of Carrier commencing operations on April 1, 2003, and represents amounts due from Carrier's insureds.

Reinsurance recoverable as of September 30, 2003 increased approximately $2.6 million over reinsurance recoverable as of March 31, 2003. Carrier currently maintains a quota-share treaty with its reinsurer in which it cedes 70% of both written premium and loss expense. The approximately $2.6 million of reinsurance recoverable as of September 30, 2003 represents the loss expense due from the reinsurer. All amounts are considered current.

Prepaid reinsurance premiums as of September 30, 2003 increased approximately $4.0 million over prepaid reinsurance premiums as of March 31, 2003. This amount represents the premium ceded by the Company to the reinsurer which has not been fully earned.

Property and equipment as of September 30, 2003 increased approximately $151,000, net of depreciation, over property and equipment as of March 31, 2003, due primarily to the capitalization of leasehold improvements associated with the Company's new headquarters.

Deferred acquisition costs as of September 30, 2003 increased approximately $160,000 over deferred acquisition costs as of March 31, 2003, due to Carrier commencing operations in April, 2003 and represents costs associated with acquiring new policies. The costs are fully recoverable.

Unpaid losses and loss adjustment expenses as of September 30, 2003 increased approximately $2.3 million over unpaid losses and loss adjustment expenses as of March 31, 2003, and represents Carrier's estimate, net of reinsurance, of loss expense to be paid.

Accounts payable and accrued expenses as of September 30, 2003 increased approximately $684,000 over accounts payable and accrued expenses as of March 31, 2003. MGA receives a commission on the premiums it produces for Carrier which is adjustable based upon the loss ratio of the business produced. MGA receives a provisional commission of 26% of written premium, and is guaranteed a commission of not less than 21.25%, regardless of the loss ratio. The majority of the increase in accounts payable results from deferring the difference between the provisional and minimum commission ratio, or 4.75%.

Reinsurance payable as of September 30, 2003 increased approximately $3.9 million over reinsurance payable as of March 31, 2003 and represents the amount of premium owed by Carrier to its reinsurer.

Unearned premium as of September 30, 2003 increased approximately $5.7 million over unearned premium as of March 31, 2003 and represents premiums written by Carrier that are not fully earned.

Long-Term Debt increased $292,000 for the six month period. The Company's long-term debt consists of promissory notes payable to its Chairman and President which carry an interest rate of 8%. The Company has not made interest payments during 2003 and has increased long-term debt by the amount of interest accrued during 2003. The Company has no other debt and the Company's existing debt covenants do not include any rating or credit triggers.

Liquidity and Capital Resources

Net cash provided by operating activities for the six months ended September 30, 2003, was approximately $1.1 million, compared to net cash used by operating activities of $609,000 for the same period of 2002. The increase in cash provided by operating activities was primarily due to Carrier commencing operations on April 1, 2003.

Net cash used in investing activities for the six months ended September 30, 2003 was approximately $293,000, compared to approximately $43,000 for the same period in 2002. The increase in cash used in investing activities was primarily due to the Company's new headquarters.

Net cash provided by financing activities for the six months ended September 30, 2003 was approximately $366,000, compared to approximately $49,000 for the same period in 2002. The increase in cash provided by financing activities was due primarily to accrued interest which was not paid.

The company's liquidity and capital needs have been met in the past through commission income, fees from MGA, investment income and debt from a company controlled by its Chairman and President.

Long-term debt as of September 30, 2003 increased approximately $292,000 over long-term debt as of March 31, 2003. The Company's long-term debt consists of certain unsecured promissory notes payable to Sercap Holdings, LLC, which is controlled by the Company's Chairman and President. The promissory notes carry an interest rate of 8.0% per annum. As permitted under the promissory notes, the Company has not made interest payments since the date of issuance and has increased long-term debt by the amount of interest accrued during 2003. The notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $500,000 or an amount equal to 25% of the Company's net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the notes without obtaining the consent of, and without giving notice or paying additional consideration to, Sercap Holdings, LLC. Sercap Holdings, LLC intends to convert $1.5 million of the outstanding principal and accrued interest under such promissory notes into 3.0 million shares of the Company's common stock upon the closing of a certain private placement of the Company's equity securities.

The growth of the Company has and will continue to strain its liquidity and capital resources. The Company is currently engaged in an effort to raise $3.0 to $5.0 million through a private placement of equity securities. Carrier is required by the States of South Carolina and Georgia to maintain a minimum capital and surplus of $3.0 million. As of September 30, 2003, Carrier's capital and surplus was approximately $3.1 million.

The Company's only equity currently outstanding is its common stock, which has no mandatory dividend obligations.

Since 1999, as a result of increasing loss ratios (the comparison of incurred losses plus adjustment expenses against earned premiums) of automobile insurance companies, there have been general increases in premium rates beginning in the first quarter of 2000 and continuing to the present. This trend was reinforced by the tragic events of September 11, 2001, and the ensuing adverse economic conditions, including adverse conditions in capital markets. Management believes that premium rates will continue to increase at least through 2003, and should stabilize at higher levels than those that prevailed in the periods before 2000.

Results of Operations

The Company reported a net loss of approximately $239,000, or $.01 per share (basic and diluted) for the quarter ended September 30, 2003, compared to a net loss of approximately $257,000 for the same quarter in 2002. The Company reported a net loss of approximately $565,000, or $.02 per share (basic and diluted) for the six months ended September 30, 2003, compared to a net loss of approximately $1.3 million, or $.04 per share (basic and diluted), for the same period in 2002. The September 30, 2002 loss of $1.3 million included $1.1 million in losses from Brainworks Ventures, Inc., which is no longer in operation.

Gross premiums written was approximately $5.8 million for the quarter ended September 30, 2003, as compared to $0 for the same quarter in 2002. Gross premiums written was approximately $11.8 million for the six months ended September 30, 2003, as compared to $0 for the same period in 2002. The Carrier commenced operations in April 2003.

Gross premiums ceded was approximately $4.0 million for the quarter ended September 30, 2003 as compared to $0 for the same quarter in 2002. Gross premiums ceded was approximately $8.3 million for the six months ended September 30, 2003, as compared to $0 for the same period in 2002. Gross premiums ceded represents the amount ceded to reinsurers under the Carrier's quota-share treaty.

Increase in unearned premiums, net of prepaid reinsurance premium, was approximately $460,000 for the quarter ended September 30, 2003 and approximately $1.7 million for the six months ended September 30, 2003. These increases are a function of the increase in written premiums.

Commission income decreased by approximately $75,000, to approximately $2.3 million for the quarter ended September 30, 2003, from the same quarter in 2002. Agencies commission income increase of approximately $272,000 for the quarter was offset by MGA's decrease of approximately $350,000. Since Carrier commenced operations in April 2003, the commission income to MGA from Carrier (based on the carrier's 30% retention) has been eliminated upon consolidation. Commission income was approximately $4.3 million for the six months ended September 30, 2003, as compared to approximately $4.5 million for the same period of 2002.

MGA fee income was approximately $1.1 million for the quarter ended September 20, 2003, as compared to approximately $1.0 million for the same quarter of 2002. This increase is a function of an 8% increase in policies compared to the same period in 2002. MGA fee income was approximately $2.2 million for the six months ended September 30, 2003, as compared to approximately $1.9 million for the same period in 2002. This increase is a function of an 8% increase in policies compared to the same period of 2002.

Losses and loss adjustment expense was approximately $1.1 million for the quarter ended September 30, 2003, compared to $0 for the same quarter in 2002. Carrier commenced operations in April, 2003. Carrier's loss and loss adjustment expense ratio for the quarter ended September 30, 2003 is 81.3%, compared to 0% for the same period in 2002. The 81.3% is higher than planned for the period and is attributed to the Company's strengthening of estimated reserves, including reserves for IBNR (losses that are Incurred But Not Reported).

Other expenses for the Company increased approximately $280,000 for the quarter ended September 30, 2003, compared to the same quarter in 2002. The increase was primarily related to the building up of the MGA's infrastructure. Other expenses decreased approximately $384,000 for the six months ended September 30, 2003, compared to the same period in 2002 and was primarily related to the elimination of Brainworks Ventures, Inc.'s expense, partially offset by increased expense related to the formation of Carrier.

Related Party Transactions

The Company has issued certain unsecured promissory notes to Sercap Holdings, LLC, which is controlled by Guy W. Millner, the Chairman of the Company's Board of Directors, and Lawrence (Bud) Stumbaugh, the Company's President and Chief Executive Officer. The promissory notes accrue interest at a rate of 8.0% per annum. As of October 31, 2003, the amount of outstanding principal and accrued interest under such promissory notes totaled approximately $7.1 million. As permitted under the promissory notes, the Company has made no payments of accrued interest since the date of issuance. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $500,000 or an amount equal to 25% of the Company's net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration to, Sercap Holdings, LLC. Sercap Holdings, LLC intends to convert $1.5 million of the outstanding principal and accrued interest under such promissory notes into 3.0 million shares of the Company's common stock upon the closing of a certain private placement of its equity securities.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Currently, the Company's investments are in money market accounts and bank certificates of deposit, both of which minimize market risk.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

3.1   Amended and Restated Articles of Incorporation of the Company

3.2   Amendment to Amended and Restated Articles of Incorporation of the Company

3.3   Amended and Restated Bylaws of the Company

31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

A Current Report on Form 8-K was filed on July 8, 2003, reporting under Item 5 (Other Events) and Item 8 (Change in Fiscal Year). The items were associated with a vote by shareholders at a Special Meeting to approve Amended and Restated Articles of Incorporation for the Company, and a unanimous vote by the Board of Directors to approve amended By-laws to change the Company's fiscal year from March 31 to December 31, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASSURANCEAMERICA CORPORATION

                                        By: /s/ Lawrence Stumbaugh
                                            ----------------------
                                            Lawrence Stumbaugh
                                            President and CEO

Dated:  November  12, 2003


12