Form 10KSB
period 2003-12-31
ASSURANCEAMERICA CORP
filed 2004-03-30
CIK 8497

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

               |_| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2003

             |X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934.

        For the transition period from April 1, 2003 to December 31, 2003

                         Commission File Number: 0-6334

                          ASSURANCEAMERICA CORPORATION
                 (Name of small business issuer in its charter)

              NEVADA                                   87-0281240
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

5500 Interstate North Pkwy., Suite 600, Atlanta, Georgia            30328
        (Address of Principal Executive Offices)                  (Zip Code)

                                 (770) 933-8911
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act: None

      Title of each class

      Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.01.

      Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Issuer's revenues for the fiscal year ended December 31, 2003, were $17.2 million.

      The aggregate market value of the voting and nonvoting common equity held by persons other than directors and executive officers of the Registrant as of March 25, 2004, was $2,085,818, based on a sale price of $.75 per share.

      There were 45,211,090 shares of the Registrant's common stock outstanding as of December 31, 2003.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       Document Incorporated By Reference

      None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                           PAGE NUMBER
                                                                                                  -----------
PART I

1.   Description of Business.....................................................................      2

2.   Description of Property.....................................................................      5

3.   Legal Proceedings...........................................................................      5

4.   Submission of Matters to a Vote of Security Holders.........................................      5

PART II

5.   Market for Common Equity and Related Stockholder Matters....................................      5

6.   Management's Discussion and Analysis or Plan of Operation...................................      6

7.   Financial Statements........................................................................      8

8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........      8

8A.  Controls and Procedures.....................................................................      9

PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.....................................................      9

10.  Executive Compensation......................................................................      9

11.  Security Ownership of Certain Beneficial Owners and Management                                    9

12.  Certain Relationships and Related Transactions..............................................      9

13.  Exhibits, List and Reports on Form 8-K......................................................      9

14.  Principal Accountant Fees and Services......................................................     10

Signatures.......................................................................................     11

Forward-Looking Statements

      Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed herein. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "would," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates and assumptions generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; risks related to the nature of the Company's business, such as the adequacy of its liability for loss and loss adjustment expense; claims experience; the Company's limited experience in the insurance industry; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in this report, and other filings with the Securities and Exchange Commission. You are cautioned not to place reliance on these forward-looking statements. In addition, you should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

      AssuranceAmerica Corporation, a Nevada corporation (the "Company"),formerly Brainworks Ventures, is an insurance holding company that was originally incorporated in 1969 under the laws of the state of Utah. AssuranceAmerica Corporation, a Georgia corporation ("AssuranceAmerica Georgia"), began the Company's current insurance business in 1998 through its subsidiary, AssetAmerica Insurance Agencies, LLC ("Agencies"). Agencies is comprised of 31 retail insurance agencies that focus upon selling nonstandard personal automobile insurance policies in Florida and Georgia. In 1999, the Company formed another subsidiary, AssuranceAmerica Managing General Agency LLC ("MGA"), that until 2003 provided all of the underwriting, claims and policyholder service functions for the Georgia nonstandard personal automobile program for Gateway Insurance Company of St. Louis, Missouri. Finally, in late 2002, the Company formed its subsidiary AssuranceAmerica Insurance Company ("Carrier"), a property and casualty insurance company that focuses upon writing nonstandard automobile business in the states of Georgia and South Carolina. Carrier began writing business in Georgia in April 2003 and in South Carolina in December 2003. MGA provides all of the underwriting, policyholder administration and claims functions for Carrier. The Company's nonstandard personal automobile insurance products provide customers with coverage for the minimum required statutory limits for bodily injury and property damage liability arising out of the operation of a motor vehicle. Optional coverages written afford protection for collision and physical damage to the customers' motor vehicles, as well as bodily injury and property damage caused by an uninsured motorist. Additional optional coverages written include medical payments, towing and labor, and accidental death and dismemberment. The Company utilizes the independent agency system as its sole distribution channel.

      Nonstandard personal automobile insurance is principally provided to insureds that are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors. Underwriting standards for preferred and standard companies have become more restrictive, thereby requiring more insureds to seek nonstandard coverage and increasing the size of the nonstandard market.

      MGA markets Carrier's policies through approximately 350 independent agencies in Georgia and 80 in South Carolina. MGA receives commissions and other administrative fees from Carrier based upon the amount of gross premiums written. Additionally, MGA receives various fees related to the insurance transaction, which vary according to state insurance laws and regulations.

      Nonstandard personal automobile insurance consumers typically purchase the statutory minimum limits of liability insurance required to register their vehicles. Accordingly, the primary factors considered by these consumers are price, as well as the amount of down payment required to bind coverage. Because of these purchasing habits, the rate of policy retention is poor when compared to the retention rate of standard and preferred policies. The success of the Company, therefore, depends in part on its ability to replace insureds that do not renew their policies.

      MGA provides its services solely to Carrier. However, in the future, MGA may seek to provide its services to other carriers. MGA's and Carrier's strategy is to seek continued growth of their business by:

      o     Expanding into other states beyond Georgia and South Carolina;

      o Expanding the number of independent agents appointed to sell the Company's policies;

      o Encouraging agents to place a high volume of quality business with MGA and Carrier by providing them with attractive commission structures that are tied to levels of premium and loss ratio;

      o Completing the development of the Company's web-based agency system, which will allow agents to sell the Company's policies in a more efficient and effective manner; and

      o     Continuing to explore strategic partnership opportunities.

      Agencies are currently located primarily in the State of Florida. Agencies represents approximately ten carriers, and sells nonstandard personal automobile insurance and related products. As remuneration for its services, Agencies receives commissions and various fees associated with the sale of the products of its appointed carriers.

      Agencies' primary marketing expense is the cost of advertising in the yellow pages of the local telephone directory. During the fourth fiscal quarter of 2003, Agencies began to implement an expansion program, whereby it will open additional stores in areas where existing stores currently operate and have already absorbed the marketing costs of yellow page advertisements. In 2003, Agencies opened an additional store in the State of Georgia, which brings the number of stores in that state to three, while two new stores were opened in the State of Florida, which brings the number of stores in that state to twenty-eight. Agencies' strategy is to seek continued growth of its business by:

      o continuing to open additional stores currently served by existing local yellow page advertisements;

      o enhancing training of store managers to improve average premium and revenue per store;

      o developing strategic partnerships to provide additional products for its stores; and

      o     Investigating acquisition and franchising possibilities.

      On April, 1, 2003, the Company, then known as Brainworks Ventures, Inc., consummated a merger with AssuranceAmerica Georgia. To effect the merger, AAHoldings, LLC, a Delaware limited liability company, merged with and into AssuranceAmerica Georgia for the purpose of converting the limited liability company into a corporation. Thereafter, pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, AAHoldings Acquisition Sub, Inc., AAHoldings, LLC and AssuranceAmerica Georgia, dated April 1, 2003 (the "Merger Agreement"), the shareholders of AssuranceAmerica Georgia exchanged an aggregate of 19,508,902 shares of AssuranceAmerica Georgia common stock, no par value, on a 1-for-1 basis, for shares of common stock, $0.01 par value, per share, of the Company ("Company Common Stock"). Due to an insufficient number of authorized shares of Company Common Stock, the shareholders of AssuranceAmerica Georgia continued to hold an aggregate of 23,241,098 shares of Series A Convertible Preferred Stock, no par value, of AssuranceAmerica Georgia ("AssuranceAmerica Georgia Preferred Stock"), which stock, pursuant to the terms of the Merger Agreement, was converted into shares of Company Common Stock, when the authorized number of shares of Company Common Stock was increased to a number sufficient to exchange each share of AssuranceAmerica Georgia Preferred Stock for one share of Company Common Stock. Upon conversion, the former shareholders of AssuranceAmerica Georgia held a total of 42,750,000 shares of Company Common Stock. Such conversion occurred simultaneously with the increase in the number of authorized shares of Company Common Stock. A special meeting of the stockholders of the Company was held on June 26, 2003, to vote upon a proposal to increase the number of authorized shares of Company Common Stock to permit such conversion of the AssuranceAmerica Preferred Stock. The proposal was approved by the Company's shareholders.

      The Merger Agreement also effected a change in the executive officers of the Company and a majority change in the Board of Directors of the Company. As of April 1, 2003, Marc Schwartz and Cole Walker resigned from their positions as directors and executive officers of the Company. Donald Ratajczak remained as the sole member of the Board of Directors of the Company. To fill these vacancies on the Board, Guy W. Millner and Lawrence Stumbaugh were appointed by Dr. Ratajczak as directors of the Company. On April 1, 2003, Mr. Stumbaugh was appointed as President and Chief Executive Officer of the Company by the Board of Directors.

      As a result of the aforementioned merger, the Company ceased its historical business in order to focus upon the insurance business of AssuranceAmerica Georgia.

Governmental Regulation of Insurance Industry

      The Company's subsidiaries are subject to laws and regulations in Florida, Georgia and South Carolina, and will be subject to the laws and regulations of any state in which they conduct business in the future. The regulations cover all aspects of their business and are generally designed to protect the interests of insurance policyholders, as opposed to the interests of shareholders. Such regulations relate to authorized lines of business, capital and surplus requirements, allowable rates and forms, investment parameters, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, market conduct, maximum amount allowable for premium financing service charges, and a variety of other financial and non-financial components of the Company's business. If the Company's subsidiaries fail to comply with the provisions of applicable insurance laws and regulations or to have new insurance programs approved, the Company's business, results of operations and financial condition would be materially and adversely affected. Prior to conducting insurance business in any states other than Florida, Georgia and South Carolina, the Company, MGA or Carrier will need to obtain a certificate of authority to conduct insurance business in such states. The Company, MGA or Carrier may not be able to obtain a certificate of authority in any additional states, and the failure to do so would limit the Company's ability to expand geographically. In addition, any changes in laws and regulations, including the adoption of consumer initiatives, regarding rates charged for automobile or other insurance coverage, could materially and adversely affect the Company's business, results of operations and financial condition.

      The national association of insurance commissioners (NAIC) has adopted a system of assessing the financial condition and stability of insurance companies, known as "IRIS ratios," and a system to test the adequacy of statutory capital, known as "risk-based capital," each of which will apply to Carrier. The IRIS ratios consist of 12 ratios that are compiled annually from an insurance company's statutory financial reports and then compared against the NAIC established "usual range" for each ratio. Carrier may not be able to maintain the required statutory capital levels or stay within the acceptable ranges of the IRIS ratios.

Competition

      The Company, MGA and Carrier currently compete with many national, regional and local writers. Regional and local writers are considered more reflective of the Company's market posture and overall structure. Select local writers often have better underwriting results than their national counterparts. Up to 50% of many market places may be controlled by national writers such as Allstate, State Farm and Progressive. However, after the national writers, highly fragmented markets are prevalent. Usually, several local writers will secure small, profitable portions of the market.

      Agencies is subject to its own, distinctly separate competitive environment. Unlike the standard or preferred insurance market that has nationwide chains of retail agencies such as Allstate or State Farm, there are no national chains of nonstandard agencies. Only a handful of regional nonstandard agencies, such as Direct General or Acceptance, with approximately 320 and 80 locations, respectively, exist. Mostly there are "Mom and Pop" nonstandard retail locations of one, two or three stores. The Company believes that this has given Agencies' chain of 31 locations a clear advantage. Due to volume potential, it is able to negotiate higher commissions from some of the carriers whose products it sells and to attract and retain a higher quality of licensed agent by offering superior benefits and career paths. The Company believes that "Mom and Pop" operations have neither the resources nor expertise to provide these items. In addition, as a result of scale, Agencies has a competitive advantage in the area of advertising, an important success factor in the insurance industry.

Employees

      As of December 31, 2003, the Company had 165 employees.

Item 2. DESCRIPTION OF PROPERTY

      The corporate headquarters of the Company is RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. The Company currently leases its office space at the RiverEdge One facility under a 12 year lease that commenced on May 1, 2003.

      The Company's agencies are all located in leased locations throughout Florida and Georgia. The Company believes these facilities to be sufficient for its current and future needs.

Item 3. LEGAL PROCEEDINGS

      The Company is not a party to any pending legal proceedings other than routine litigation that is incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 1, 2003, The Company's Annual Meeting of Shareholders was held at the Company's headquarters at RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328.

      The Annual Meeting was held in order for the shareholders to elect five
(5) Directors, and also to vote to approve an amendment to the Company's Amended and Restated Articles of Incorporation. The amendment's purpose was to increase the number of shares of common stock that the Company is authorized to issue from 60,000,000 to 80,000,000 and to authorize the Company to issue up to 5,000,000 shares of "blank check" preferred stock. No other business was brought before the Annual Meeting.

      The following individuals were re-elected to serve another one-year term:
Guy W. Millner (Chairman), Lawrence (Bud) Stumbaugh, Donald Ratajczak, Quill O. Healey and John E. Cay, III. The number of votes cast for approval of Mr. Millner's election totaled 43,997,174. The number of votes cast against or withheld for Mr. Millner totaled 400. No abstentions or broker non-votes were received regarding Mr. Millner's candidacy. The number of votes cast for approval of Mr. Stumbaugh's election totaled 43,997,174. The number of votes cast against or withheld for Mr. Stumbaugh totaled 400. No abstentions or broker non-votes were received regarding Mr. Stumbaugh's candidacy. The number of votes cast for approval of Dr. Ratajczak's election totaled 43,997,174. The number of votes cast against or withheld for Dr. Ratajczak totaled 400. No abstentions or broker non-votes were received regarding Dr. Ratajczak's candidacy. The number of votes cast for approval of Mr. Healey's election totaled 43,997,174. The number of votes cast against or withheld for Mr. Healey totaled 400. No abstentions or broker non-votes were received regarding Mr. Healey's candidacy. The number of votes cast for approval of Mr. Cay's election totaled 43,997,174. The number of votes cast against or withheld for Mr. Cay totaled 400. No abstentions or broker non-votes were received regarding Mr. Cay's candidacy.

      The number of votes cast for the approval of the Amendment to the Company's Amended and Restated Articles of Incorporation totaled 43,611,465. The number of votes cast against approval of the amendment totaled 29,689. The number of votes abstaining totaled 300. No broker non-votes were received regarding the amendment.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company Common Stock is quoted on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "ASAM." There is currently a very limited trading market for the Company Common Stock. The following sets forth, for the respective periods indicated, the high and low bid prices of the Company Common Stock in the over-the-counter market, as reported and summarized by the OTC-BB. Such prices are based on inter-dealer bid and asked prices, without retail mark-up, mark-down, commissions or adjustments, and may not represent actual transactions.

                                                               BID PRICES
                                                               ----------

QUARTER ENDED                                             HIGH            LOW
-------------                                          ----------       -------

2003 Fiscal Year(1):
      June 30, 2002...............................     $   1.65         $   .70
      September 30, 2002..........................          .82             .37
      December 31, 2002...........................          .51             .21
      March 31, 2003..............................          .31             .21

2003 Fiscal Year(1):
      June 30, 2003...............................     $   1.25         $   .30
      September 30, 2003..........................          .65             .10
      December 31, 2003...........................         1.25             .90

(1) The Board of Directors voted to amend the Company's bylaws in order to change its fiscal year-end from March 31 to December 31 on June 26, 2003.

      The Company has never declared or paid cash dividends on the Company Common Stock and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends on the Company Common Stock will be at the discretion of the Board of Directors of the Company and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Company's Board of Directors deems relevant.

      At March 26, 2004, there were approximately 757 holders of record of the Company Common Stock.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

      Investments and cash as of December 31, 2003, increased approximately $5.1 million over investments and cash as of December 31, 2002. The increase was primarily due to the formation and operation of Carrier. Approximately $3.0 million was contributed initially to Carrier to meet the minimum capital and surplus requirements of the State of South Carolina Department of Insurance. The Company's investments of $2.6 million are in money market accounts. Management believes the trade-off between higher yields and risk avoidance is appropriate for an early growth company. The Company had no investments in equity securities as of December 31, 2003.

      Premiums receivable as of December 31, 2003, increased approximately $4.4 million compared to December 31, 2002. The increase is directly related to Carrier's commencing operation on April 1, 2003 and represents amounts due from Carrier's insureds. Company policy is to write off receivable balances when they become past due 180 days, and the Company does not consider an allowance for doubtful accounts to be necessary.

      Reinsurance recoverable as of December 31, 2003, increased $4.6 million compared to December 31, 2002. The increase is a result of Carrier commencing operations on April 1, 2003. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $4.6 million represents the reinsurer's portion of losses and loss adjustment expense. All amounts are considered current.

      Prepaid reinsurance premiums as of December 31, 2003, increased approximately $4.0 million compared to prior year end. The increase results from Carrier commencing operations on April 1, 2003, and represents premiums ceded to its reinsurer which have not been fully earned.

      Property and equipment net of depreciation increased approximately $214,000 as of December 31, 2002. The majority of the increase is attributable to the capital expenditures related to the Company's new headquarters facility.

      Deferred acquisition costs increased $124,000 at December 31, 2003, compared to December 31, 2002. The increase results from Carrier commencing operations on April 1, 2003. The amount represents agents' commission and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earning of the related policy premiums.

      Accounts payable and accrued expense as of December 31, 2003, increased approximately $1.4 million compared to the balance as of December 31, 2002. Approximately $.5 million of the increase represents the Company's liability for premium taxes and is result of the Carrier commencing operations in April 2003. The majority of the balance of the increase represents commissions payable to the company's agents and other expenses accrued but not paid.

      Unearned premium as of December 31, 2003 increased $5.9 million compared to December 31, 2003, and represents premiums written but not earned and is the result of the Carrier commencing operations April, 2003.

      Unpaid losses and loss adjustment expenses increased $4.5 million as of December 31, 2003, compared to December 31, 2002. This amount represents management estimates of future amounts needed to pay claims and related expenses and is the result of Carrier commencing operation on April 1, 2003.

      Reinsurance payable as of December 31, 2003 increased $3.9 million compared to the balance at December 31, 2002. The amount represents premiums owed to the Company's reinsurance and is the result of Carrier commencing operation in April 2003.

      Provisional commission reserve increased $426,000 as of December 31, 2003 compared to the balance of December 31, 2002. The increase represents commissions the company anticipated returning to its reinsurer.

      Debt in aggregate increased approximately $3.4 million as of December 31, 2003 compared to December 31, 2002. The Company's long-term debt consists of promissory notes payable to its Chairman and President. In January 2003, the Company's Chairman and President loaned the Company an additional $3.0 million for capitalizing Carrier. The Company has no other outside debt and existing debt covenants to satisfy.

Liquidity and Capital Resources

      Net cash provided by operating activities for the 12 months ended December 31, 2003, was $2.2 million compared to net cash used by operating activities of $691,000 for the same period of 2002. The increase is primarily the result of Carriers commencement of operations in April 2003, and commissions received from the Company's reinsurer.

      Net cash used in investment activities for the 12 months ended December 31, 2003, was approximately $3.0 million compared to approximately $279,000 for the same period in 2002. The majority of the increase is the result of Carrier's purchase of money market funds.

      Net cash provided by financing activities was approximately $3.4 million compared to $298,000 for the same period in 2002. The majority of the increase is the result of a $3.0 million loan from the Company's Chairman and President.

      The Company's liquidity and capital needs have been met in the past through premium revenue, commission income, fees from MGA, investment income and debt from its Chairman and President.

      Long-term debt and accrued interest as of December 31, 2003, increased approximately $3.4 million over long-term debt and accrued interest as of December 31, 2002. The Company's long-term debt consists of certain unsecured promissory notes payable to the Company's Chairman and President. The promissory notes carry an interest rate of 8.0% per annum. As permitted under the promissory notes, the Company has interest payments of $189,500 since the date of issuance and has increased long-term debt by the amount of interest accrued during 2003. The notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $500,000 or an amount equal to 25% of the Company's net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the notes without obtaining the consent of, and without giving notice or paying additional consideration.

      The growth of the Company has and will continue to strain its liquidity and capital resources. Carrier is required by the insurance laws of the States of Georgia and South Carolina to maintain a minimum capital and surplus of $3.0 million. As of December 31, 2003, Carrier's capital and surplus was approximately $3.2 million.

      The Company's only equity currently outstanding is its common stock, which has no mandatory dividend obligations.

Results of Operations

      The Company reported a net loss of approximately $1.2 million for the 12 months ended December 31, 2003, compared to a net loss of approximately $4.0 million for the 12 months ended December 31, 2002. The loss of year end 2002 includes a $3.3 million loss that preceded the Merger referenced above.

      The Company's 2003 loss resulted from higher than anticipated loss and loss adjustment expenses and increases in selling and general expenses. The Company's anticipated loss and loss adjustment expense ratio for 2003 was 68%, while the actual ratio was 79.8%. An increase of both claims frequency and severity generated approximately $412,000 additional loss and loss adjustment expenses in 2003.

      Additionally, as a result of Carrier recording a higher than anticipated loss ratio, approximately $426,000 in commissions received under its quota share reinsurance treaty will be returned to the reinsurer.

      MGA experienced a personnel cost increase of 52%, or approximately $805,000 as of December 31, 2003, when compared to December 31, 2002, which was associated with infrastructure enhancement necessary for its anticipated growth.

      Gross premiums written for the 12 month period ended December 31, 2003, were approximately $17.4 million. Carrier commenced operations in April 2003. As a result, Carrier recorded no premium revenue in 2002. The Company cedes approximately 70% of its gross premiums written to its reinsurer and the amount ceded for the 12 months ended December 31, 2003, was approximately $12 million. The Company's net earned premium, after deducting reinsurance, was approximately $3.5 million for the 12 months ended December 31, 2003 and compares to $0 for the same period in 2002, as the Carrier did not commence operations until April, 2003.

      Commission income for the period ending December 31, 2003 was relatively flat compared to December 31, 2002. MGA and Agencies premium subject to commission increased approximately 13% for the 12 months ended December 31, 2003. The Carrier pays MGA commission on the 30% of premium, which the Carrier retains and is subsequently eliminated upon consolidation. The amount eliminated was approximately $1.1 million for the year ended December 31, 2003.

      Fee income for the 12 months ended December 31, 2003, was $4.4 million, or an increase of $285,000 when compared to the same period of 2002. The increase was generated by an approximately 10% increase of policies written.

      After deducting reinsurance, losses and loss adjustment expense was $2.8 million for the 12 months ended December 31, 2003. Carrier commenced operations in April 2003, therefore, there was no loss and loss adjustment expense for 2002. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims.

      Other operating expenses, including selling and general, depreciation and amortization, interest and impairment of assets decreased approximately $2.0 million for the 12 month period ended December 31, 2003, when compared to the same period of 2002. The decrease from 2002 was the result of the elimination of the Company's expenses partially offset by increased expenses related to the Carrier commencing business.

Item 7. FINANCIAL STATEMENTS

      The Company's consolidated financial statements (see "Index to Financial Statements" attached hereto) for the fiscal year ended December 31, 2003, as well as the fiscal year ended March 31, 2003, together with the notes thereto, have been audited by the independent accounting firm of Miller Ray & Houser, LLP, whose opinion thereto is included herein, which is included in this Report beginning at page F-1 hereof.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ended December 31, 2003, there was no disagreement with the Company's accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and its Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to the definitive proxy statement for the Company's annual meeting of shareholders scheduled to be held on April 21, 2004.

Item 10. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference to the definitive proxy statement for the Company's annual meeting of shareholders scheduled to be held on April 21, 2004.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the definitive proxy statement for the Company's annual meeting of shareholders scheduled to be held on April 21, 2004.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference to the definitive proxy statement for the Company's annual meeting of shareholders scheduled to be held on April 21, 2004.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

Exhibit
Number               Exhibit
------               -------

2.1 Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AAHoldings Acquisition Sub, Inc., AAHoldings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 16, 2003).

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2003).

3.2 Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on September 9, 2003).

3.3 By-Laws of the Company (incorporated by reference to the Company's Form 10 filed on May 30, 1972).

3.4 Amendment to the Company's By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).

3.5 Amendment to the Company's By-Laws adopted June 26, 2003 (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-KSB/A for the year ended March 31, 2003). Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed on October 20, 2000.)

14.1        Code of Conduct

21.1        List of Subsidiaries.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)   REPORTS ON FORM 8-K

      During the quarter ended December 31, 2003, the Company did not file any Current Reports on Form 8-K.

Item 14. PRINCIPAL ACCOUNTANT FEE A SERVICES

      The information required by this item is incorporated by reference to the definitive proxy statement for the Company's annual meeting of shareholders scheduled to be held on April 21, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   ASSURANCEAMERICA CORPORATION


Date: March 26, 2004                 By: /s/ Lawrence Stumbaugh
                                         ------------------------------------
                                         Lawrence Stumbaugh, Chief
                                         Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                              Title                                     Date
/s/ Lawrence Stumbaugh        Chief Executive Officer and Director               Date: March 26, 2004
----------------------        (Principal Executive Officer)
    Lawrence Stumbaugh

/s/ Robert J. Cormican        Senior Vice President, Chief Financial Officer     Date: March 26, 2004
----------------------        (Principal Financial and Accounting Officer)
    Robert J. Cormican

/s/ Guy W. Millner            Chairman of the Board of Directors                 Date: March 26, 2004
------------------
    Guy W. Millner

/s/ Donald Ratajczak          Director                                           Date: March 26, 2004
--------------------
    Donald Ratajczak

/s/ Quill O. Healey           Director                                           Date: March 26, 2004
-------------------
    Quill O. Healey

/s/ John E. Cay , III         Director                                           Date: March 26, 2004
---------------------
    John E. Cay, III

                  ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

                          Index to Financial Statements

                                                                                                                PAGE
Report of Independent Public Accountants                                                                        F-1
Financial statements:
  Consolidated balance sheet as of December 31, 2003 and 2002                                                   F-2
  Consolidated statements of operations for the years ended December 31, 2003 and 2002                          F-3
  Consolidated statements of changes in stockholders' equity for the years ended December 31, 2003 and 2002     F-4
  Consolidated statements of cash flows for the years ended  December 31, 2003 and 2002                         F-5
  Notes to consolidated financial statements                                                                    F-6

                    Report of Independent Public Accountants

The Board of Directors and Stockholders
AssuranceAmerica Corporation

We have audited the accompanying consolidated balance sheets of AssuranceAmerica Corporation (a Nevada corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Miller Ray & Houser LLP
Atlanta, Georgia
February 16, 2004

ASSURANCEAMERICA CORPORATION
BALANCE SHEET

                                                               December 31,                        December 31,
                                                                   2003                                2002
                                                                   ----                                ----
                                                                               AssuranceAmerica
Assets                                                             Corp           Corporation        Brainworks         Combined
------                                                             ----           -----------        ----------         --------
Current Assets:

     Cash and cash equivalents                                 $  3,130,553       $   477,194       $    70,000       $   547,194
     Short term investments, available for sale                                                              --                --
     (amortized cost : $2,625,000 and $0)                         2,625,000                --                                  --
     Premiums receivable(net of allowance for                            --                --                --
     doubtful accounts of $0 and $0)                              4,332,942                                                    --
     Due from related parties                                        30,783            18,188                --            18,188
     Prepaid expenses                                               136,413           114,823             8,000           122,823
     Other receivables                                                   --           316,228                --           316,228
     Prepaid reinsurance premiums                                 4,048,201                --                --                --
     Investment income due and accrued                               20,971                --                --                --
     Reinsurance recoverable                                      4,639,626                --                --                --
                                                               ------------       -----------------------------------------------
      Total Current Assets                                       18,964,489           926,433            78,000         1,004,433

Property and equipment:
     Property and equipment                                       1,863,053         1,399,441             8,000         1,407,441
     Less accumulated depreciation                                  827,078           584,022             2,000           586,022
                                                               ------------       -----------------------------------------------
      Property and equipment, net                                 1,035,975           815,419             6,000           821,419

Intangibles:
     Intangibles                                                  4,419,685         4,419,685                --         4,419,685
     Less accumulated amortization                                1,097,563         1,097,563                --         1,097,563
                                                               ------------       -----------------------------------------------
      Intangibles, net                                            3,322,122         3,322,122                --         3,322,122

Investments in non marketable securities:                                --                --            43,000            43,000

Deferred acquisition costs:                                         124,505                --                --                --

Security deposits:                                                   70,016            37,936                --            37,936

Other assets:                                                        21,219            10,905                --            10,905

                                                               ------------       -----------------------------------------------
Total assets                                                     23,538,326         5,112,815           127,000         5,239,815
                                                               ============       ===============================================

Liabilities and stockholders equity:

Current liabilities:
     Accounts payable and accrued expenses                     $  2,509,384       $ 1,048,937       $    57,000       $ 1,105,937
     Drafts Payable                                                  24,597                --                --                --
     Unearned premium                                             5,861,592                --                --                --
     Unpaid losses and loss adjustment expenses                   4,499,152                --                --                --
     Reinsurance payable                                          3,879,340                --                --                --
     Provisional commission reserve                               1,007,333           581,202                --           581,202
     Current portion of debt and capital lease obligation         1,138,720            30,283                --            30,283
                                                               ------------       -----------------------------------------------
      Total current liabilities                                  18,920,118         1,660,422            57,000         1,717,422

Capital lease obligations:                                           91,600           107,348                --           107,348

Long term debt, related party:                                    3,180,549         1,103,049                --         1,103,049

Accrued interest, related party:                                  2,724,109         2,478,827                --         2,478,827

Stockholders equity and members deficit:
Common stock, .01 par value,
     (authorized 60,000,000, outstanding 45,211,100)                452,111                --            23,000            23,000
Surplus-paid in                                                  14,456,255                --         7,887,000         7,887,000
Receivables for stock                                                    --                --           (10,000)          (10,000)
Accumulated deficit                                             (16,286,416)               --        (7,830,000)       (7,830,000)
Members equity                                                           --          (236,831)               --          (236,831)
                                                               ------------       -----------------------------------------------
Total stockholders' equity                                       (1,378,050)         (236,831)           70,000          (166,831)
                                                               ------------       -----------------------------------------------
Total liabilities and stockholders' equity                       23,538,326         5,112,815           127,000         5,239,815
                                                               ============       ===============================================

ASSURANCEAMERICA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

   For the Years Ended December 31,                   2003                                  2002
                                                                   AssuranceAmerica
                                                                      Corporation        Brainworks          Combined
                                                  ------------       --------------------------------------------------
Revenue:
  Gross premiums written                          $ 17,377,713       $         --       $         --       $         --
  Gross premiums ceded                             (12,082,097)                --                 --                 --
   Net premiums written                              5,295,616                 --                 --                 --
   Decrease (increase) in unearned premiums,
       net of prepaid reinsurance premiums          (1,813,390)                --                 --                 --
                                                  ------------       --------------------------------------------------
    Net premiums earned                              3,482,225                 --                 --                 --

      Commission income                              9,308,773          9,317,215                 --          9,317,215
      Fee Income                                     4,431,826          4,146,610                 --          4,146,610
      Other Income                                          --                                53,000             53,000
      Consulting fees, net                                  --              5,781                                 5,781
                                                  ------------       --------------------------------------------------
       Total revenue                                17,222,825         13,469,606             53,000         13,522,606

Operating expenses:
      Selling, general and administrative           14,894,200         12,974,355          1,183,000         14,157,355
      Loss and loss adjustment expenses              2,780,460                 --                 --                 --
      Depreciation and amortization                    243,056            371,956                 --            371,956
       Impairment of long lived asset                       --                 --          2,007,000          2,007,000
                                                  ------------       --------------------------------------------------
       Total operating expenses                     17,917,716         13,346,311          3,190,000         16,536,311

Loss from Operations                                  (694,891)           123,295         (3,137,000)        (3,013,705)

Other income(expense)
      Other income(expense)                             24,290           (203,337)           (17,000)          (220,337)
      Loss on disposal of fixed assets                                     (6,632)          (238,000)          (244,632)
      Interest Expense                                (541,373)          (665,879)            18,000           (647,879)
                                                  ------------       --------------------------------------------------
       Total other income(expense), net               (517,083)          (875,848)          (237,000)        (1,112,848)

                                                  ------------       --------------------------------------------------
         Net (loss)income                         $ (1,211,974)      $   (752,553)      $ (3,374,000)      $ (4,126,553)
                                                  ============       ==================================================

Basic                                                    (0.05)                --              (0.14)             (0.17)
Diluted                                                  (0.05)                --              (0.14)             (0.17)
Weighted average shares outstanding-basic           23,701,638                 --         23,701,638         23,701,638
Weighted average shares outstanding-diluted         23,701,638                 --         23,701,638         23,701,638

                          AssuranceAmerica Corporation
                 For the Years Ended December 31, 2003 and 2002
                        Statement of Shareholders' Equity

                                                  Members'         Common      Additional          Retained            Total
                                                  deficit           stock    paid-in capital       earnings
                                                -------------------------------------------------------------------------------
Balance, December 31, 2001                      $(5,984,278)      $     --      $        --      $         --       $(5,984,278)

Conversion of debt to equity                      6,500,000             --               --                --         6,500,000

Net loss                                           (752,553)            --               --                --          (752,553)

                                                -------------------------------------------------------------------------------
Balance, December 31, 2002                         (236,831)            --               --                --          (236,831)

Acquisition of Brainworks on April 1, 2003               --         23,000        7,877,000        (7,910,000)          (10,000)

Stock issued in lieu of compensation                     --          1,500           36,000                --            37,500

Capital contribution                                     --             --           43,255                --            43,255

Conversion of members' deficit to equity            236,831        427,611        6,500,000        (7,164,442)               --

Net loss                                                 --             --               --        (1,211,974)       (1,211,974)

                                                -------------------------------------------------------------------------------
Balance, December 31, 2003                      $        --       $452,111      $14,456,255      $(16,286,416)      $(1,378,050)
                                                ===============================================================================

                          AssuranceAmerica Corporation

                      Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 2003 and 2002

                                                                             AA Holdings      Brainworks         Combined
                                                                             ---------------------------------------------
                                                               2003              2002            2002              2002
                                                               ----              ----            ----              ----
Cash flows from operating activities:
Net loss                                                   $ (1,211,974)      $(752,553)      (3,374,000)      $(4,126,553)
Adjustments to reconcile net loss to
  net cash (used) provided by operating activities:
    Depreciation and amortization                               243,056         371,956          337,000           708,956
    Deferred compensation amortization                               --              --          397,000           397,000
    Impairment charges on intangibles                                --              --        2,135,000         2,135,000
    Loss on disposal of fixed assets                                 --           6,632          212,000           218,632
Changes in assets and liabilities:                                                                                      --
    Receivables                                              (4,332,942)         20,018           10,000            30,018
    Prepaid expenses and other assets                        (8,722,388)        (58,873)           4,000           (54,873)
    Other receivables                                           316,228         (98,299)                           (98,299)
    Unearned premiums and other payables                     14,240,084              --                                 --
    Accounts payable                                          1,101,700         (91,222)        (364,000)         (455,222)
    Accrued expenses                                            752,475         574,001                            574,001
    Deferred acquisition costs                                 (124,505)             --                                 --
    Deposits received                                           (42,394)        (20,000)                           (20,000)
                                                           ------------       ---------       ----------       -----------
Net cash provided (used) by operating activities              2,219,340         (48,340)        (643,000)         (691,340)
                                                           ------------       ---------       ----------       -----------

Cash flows from investing activities:
    Purchases of property and equipment                        (457,612)       (325,309)                          (325,309)
    Proceeds from sale of fixed assets                               --              --           45,000            45,000
    Net cash received on acquisitions                                --              --            1,000             1,000
    Purchase of investments                                  (2,582,000)             --                                 --
                                                           ------------       ---------       ----------       -----------
Net cash (used) provided by investing activities             (3,039,612)       (325,309)          46,000          (279,309)
                                                           ------------       ---------       ----------       -----------

Cash flows from financing activities:
    Proceeds from related party debt, net                     3,422,782         159,800                            159,800
    Capital lease obligations (net)                              (7,311)        137,631                            137,631
    Advances to related party                                   (12,595)        (17,188)                           (17,188)
    Stock grants and subscriptions                                   --              --           18,000            18,000
    Capital contribution                                         80,755                                                 --
    Purchase of members' interest                               (80,000)             --                                 --
                                                           ------------       ---------       ----------       -----------
Net cash provided by financing activities                     3,403,631         280,243           18,000           298,243
                                                           ------------       ---------       ----------       -----------

Net  increase (decrease) in cash and cash equivalents         2,583,359         (93,406)        (579,000)         (672,406)

Cash and cash equivalents, beginning of period                  547,194         570,600          649,000         1,219,600
                                                           ------------       ---------       ----------       -----------

Cash and cash equivalents, end of period                   $  3,130,553         477,194           70,000           547,194
                                                           ============       =========       ==========       ===========

See note 7 for supplemental cash flow information.

See accompanying notes and report of independent accountants.

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

(1)   Description of Business

      AssuranceAmerica Corporation, a Nevada corporation (the "Company") is an insurance holding company comprised of AssuranceAmerica Insurance Company ("Carrier"), AssuranceAmerica Managing General Agency, LLC ("MGA") and AssetAmerica Insurance Agencies, LLC ("Agencies"), each wholly-owned. The Company solicits and underwrites nonstandard private passenger automobile insurance.

(2)   Summary of Significant Accounting Policies

      Basis of Consolidation and Presentation

      The accompanying consolidated financial statements include the accounts and operations of the Company. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the actual results could differ from these estimates.

      Investments

      All of the Company's investment securities have been classified as available-for-sale because all of the Company's securities are available to be sold in response to the Company's liquidity needs, changes in market interest rates and asset-liability management strategies, among other reasons. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders' equity, net of related deferred income taxes.

      A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. For the year ended December 31, 2003, there are no unrealized losses.

      Premiums and discounts are amortized or accreted, respectively, over the life of the related fixed maturity security as an adjustment to yield using a method that approximates the effective interest method. Dividends and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific-identification method for determining the cost of securities sold.

      Cash and Cash Equivalents

      Cash and Cash equivalents include cash demand deposits and bank certificates of deposit with a maturity of less than twelve months.

      Recognition of Revenues

      Insurance premiums are recognized pro rata over the terms of the policies. The unearned portion of premiums is included in the Consolidated Balance Sheet as a liability for unearned premium. Commission income is recognized in the period the insurance policy is written and is reduced by an estimate for future cancellations. Installment and other fees are recognized in the periods the services are rendered.

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

      Deferred Acquisition Costs

      Deferred acquisition costs ("DAC") include premium taxes and commissions incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes that these costs will be fully recoverable and, accordingly, no reduction in DAC has been recognized.

      Leased Property Under Capital Lease

      Leased property under capital lease is recorded as a capital asset and amortized on a straight-line basis over the estimated useful life of the property. The property and the related lease obligation are disclosed on the balance sheet.

      Property And Equipment

      Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: furniture and leasehold improvements - 7 years; equipment - 3 to 5 years; automobiles - 5 years; software currently in service - 3 to 10 years. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred.

      Losses And Loss Adjustment Expenses

      The estimated liabilities for losses and loss adjustment expenses ("LAE") include the accumulation of estimates for losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are necessarily subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any adjustments resulting therefrom are reflected in current operations.

      Reinsurance

      In the normal course of business, the Company seeks to reduce its overall risk levels by obtaining reinsurance from other insurance enterprises or reinsurers. Reinsurance premiums and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

      Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies.

      Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

      Contingent Reinsurance Commission

      The Company's reinsurance contract provides ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions is determined by the loss experience for the reinsurance agreement term. The reinsurer provides commissions on a sliding scale with maximum and minimum achievable levels. The reinsurer provides the Company with the provisional commissions. The Company has recognized the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable.

      Stock-Based Compensation

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board ("APB") Option No.25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to apply APB No.25 in accounting for its employee stock option plan.

      Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax-credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Use of Estimates

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement balances as well as the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates used.

      Similar to other property and casualty insurers, the Company's liability for unpaid losses and loss adjustment expenses, although supported by actuarial projections and other data is ultimately based on management's reasoned expectations of future events. Although considerable variability is inherent in these estimates, management believes that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations. In addition, the realization of the Company's deferred income tax assets is dependent on generating sufficient future taxable income. It is reasonably possible that the expectations associated with these accounts could change in the near term and that the effect of such changes could be material to the consolidated financial statements.

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

      Risk

      The following is a description of the most significant risks facing the Company and how it mitigates those risks:

            (I) LEGAL/REGULATORY RISKS - the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in two states, it is more exposed to this risk than some of its more geographically balanced competitors.

            (II) CREDIT RISK - the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers, and by providing for any amounts deemed uncollectible.

            (III) INTEREST RATE RISK - the risk that interest rates will change and cause a decrease in the value of an insurer's investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss.

      Amortization of Intangible Assets

      Intangible assets consist of noncompetition agreements and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board ("FASB")'s Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. Based upon it most recent analysis, the Company believes that no impairment of Goodwill exists at December 31, 2003. The noncompetition agreements were amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense for the years ended December 31, 2003 and 2002, was $0 and $161,632, respectively.

      Advertising

      Advertising costs are expensed as incurred.

(3)   Investments

      Securities with a carrying value of $175,000 were deposited by one of the Company's subsidiaries under requirements of regulatory authorities as of December 31, 2003.

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

      A summary of investments is as follows:

                                               Dec 31, 2003         Dec.31, 2002
                                               ------------         ------------

           Money Market Funds                $    2,625,000            $  --
           Short Term Bank CDs               $      300,000            $  --

(4)   Property and Equipment

      A summary of property and equipment is as follows:

                                              2003            2002
                                              ----            ----
      Furniture and equipment             $   301,656       $ 236,052
      Computer equipment                      769,496         666,723
      Computer software                       425,550         411,257
      Telephone systems                        27,362          16,793
      Leasehold improvements                  341,989          76,616
      Less: accumulated depreciation         (830,078)       (586,022)
                                          -----------       ---------
                                          $ 1,035,975       $ 821,419

      Depreciation expense was $243,056 and $708,956 in 2003 and 2002, respectively.

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

(5)   Reinsurance

      The Company reinsures (cedes) a portion of its written premiums on a quota-share basis to nonaffiliated insurance companies in order to limit its loss exposure. The impact of reinsurance on the financial statements is as follows:

                                                            2003             2002+
                                                         ----------       ----------
      Premiums written:                                                       --
      Direct                                             17,377,713           --
      Ceded                                              12,082,097           --
      Net                                                 5,295,616           --
                                                                              --
      Premiums earned:                                                        --
      Direct                                             11,516,120           --
      Ceded                                               8,033,894           --
      Net                                                 3,482,226           --
                                                                              --
      Losses and loss adjustment expenses incurred:                           --
      Direct                                              9,268,200           --
      Ceded                                               6,487,740           --
      Net                                                 2,780,460           --
                                                                              --
      Unpaid losses and loss adjustment expense:                              --
      Direct                                              4,499,152           --
      Ceded                                               3,149,406           --
      Net                                                 1,349,746           --
                                                                              --
      Unearned premiums:                                                      --
      Direct                                              5,861,591           --
      Ceded                                               4,048,201           --
      Net                                                 1,813,390           --

+ The company's carrier did not begin operations until April 1, 2003

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

      The Company received approximately $3,692,764 in commissions on premiums ceded during 2003. Had all of the Company's reinsurance agreements been canceled at December 31, 2003, the Company would have returned approximately $1,052,532 in reinsurance commissions to its reinsurers and its reinsurers would have returned approximately $4,048,201 in unearned premiums to the Company.

(6)   Unpaid Losses and Loss Adjustment Expenses

      The liability for unpaid losses and loss adjustment expenses is determined on an individual case basis for all incidents reported. The liability also includes amounts for uncollected expenses, anticipated future claim development and losses incurred but not reported.

      A summary of unpaid losses and loss adjustment expenses is as follows:

                                              2003                2002+
                                           ----------          ----------
      Case basis                           $  742,998          $       --
      IBNR                                    606,747                  --
                                           ----------

      Total                                $1,349,745          $       --
                                           ----------

+ The Company's carrier did not begin operation until April 1, 2003

(7)   Regulatory Requirements and Restrictions

      To retain its certificate of authority, the South Carolina Insurance Code requires that the carrier maintain capital and surplus at a minimum of $3.0 million. At December 31, 2003, the carrier's capital and surplus was $3,233,950. Further, the carrier is required to adhere to a prescribed net premium-to-surplus ratio. For the year ended December 31, 2003, the carrier was in compliance with this requirement.

      Under South Carolina Insurance Code, the carrier must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent (10%) of policyholder surplus or net income, minus realized capital gains, whichever is greater.

      The Company is required to comply with NAIC risk-based capital ("RBC") requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC's RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2003, based upon calculations using the appropriate NAIC formula, the carrier's total adjusted capital is in excess of ratios which would require any form of regulatory action.

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

      The NAIC has developed Insurance Regulatory Information Systems ("IRIS") ratios to assist state insurance departments in identifying companies, which may be developing performance or solvency problems, as signaled by significant changes in the companies' operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside the NAIC's defined "usual" ranges, state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. As of December 31, 2003, the carrier was outside NAIC's usual ranges with respect to its IRIS tests on six out of twelve ratios.

(8)   Commitments and Contingencies

      Operating Leases

      The Company has entered into operating leases primarily for office space and certain equipment. These leases are classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

          Year Ending
          December 31,                                  Amount
          ------------                                  ------
              2004                                      586,280
              2005                                      455,423
              2006                                      339,219
              2007                                      284,790
              2008                                      276,000
           Thereafter                                 1,956,000
                                                     ----------

                                                     $3,897,712
                                                     ==========

      Rent expense totaled $716,189 and $431,079 for 2003 and 2002, respectively. The Company has sub-leased part of its premises for the period April 28, 2003 to August 31, 2005 with rental income of $6,148 per month for the first year, $6,233 per month for the second year and $6,317 per month for the remaining period of the lease.

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

      Reinsurance Commission

      The Company has received commissions from its reinsurers based on the current loss experience for the Treaty year premiums. The following is a summary of the Company's liability for excess provisional commissions received:

                       Treaty Year                            Amount
                       -----------                            ------
                          2001                              $  232,828
                     2002 Treaty #1                            261,506
                     2002 Treaty #2                            320,470
                     2003 Treaty #1                            192,529
                     2003 Treaty #2                            722,943
                                                            ----------
                          Total                             $1,730,276
                                                            ==========

(9)   Long-Term Debt

      The Company has various notes payable to related parties totaling to $7,004,658 at year end. These notes are unsecured with 8% interest to be paid quarterly. The principal is to be repaid in annual installments of $1,100,000 or 25% free cash flow whichever is higher beginning December 2004.

      The annual maturities of principal payable on long-term debt are as follows:

                        Year Ending
                       December 31,                        Amount
                       ------------                        ------

                           2004                          $1,100,000
                           2005                           1,100,000
                           2006                           1,100,000
                           2007                           1,023,803
                           2008                           1,000,000
                        Thereafter                        1,680,855
                                                         ----------
                                                         $7,004,658
                                                         ==========

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

(10)  Related Party Transactions

      One of the Company's directors is the Chief Executive Officer of Palmer & Cay, Inc., an insurance brokerage firm that handles the Company's corporate insurance. Insurance premiums paid to the firm amounted to approximately $56,877 and $27,229 for the years ending December 31, 2003 and 2002, respectively.

      The Company is related to another premium finance company through common ownership and management. Transactions with this company consist of expenses paid on their behalf.

(11)  Net Income (Loss) Per Share

      Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Stock options and warrants have not been included in the diluted loss per share calculations as their inclusions would have been antidilutive. Potential common shares not included in the calculations of net loss per share for the year ended December 31, 2003 and 2002 are as follows:

                                         2003                   2002
                                         ----                   ----

                 Warrants                245,000                535,000
            Stock Options              1,994,000              1,452,000
                                       --------------------------------
                                       2,239,000              1,987,000

(12)  Stock Compensation Plans

      Options to purchase commons stock under the Company's 2000 Stock Option Plan ( the "Plan") can be granted to employee and directors. Under the Plan, up to 5,000,000 shares may be granted. The Plan is administered by the Board of Directors, which determines the terms if the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. The exercise price of all options granted under the plan must be at least 100% of the fair market value on the date of grant.

      For disclosure purposes, the fair value of all stock options granted are estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were used for stock options granted by the Company during the year ended December 31, 2003.

                             Annual dividends              0%
                             Expected Volatility           80%
                             Risk-free interest rate       1.5%
                             Expected life (in years)      5

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

      If compensation cost had been determined on the basis of fair value pursuant to SFAS 123, then net loss attributable to common stockholders and net loss per share attributable to common stockholders would have increased for the years ended December 31, 2003 and 2002 as follows.

                                     (In thousands, except per share data)

                                              2003            2002
                                              ----            ----

            Net loss:
              As reported                   ($1,212)         ($4,126)
              Pro forma                     ($1,254)         ($4,126)

            Basic and diluted net loss
            Per share:
              As reported                    ($0.05)          ($0.17)
              Pro forma                      ($0.05)          ($0.17)


(13)  Capital Leases

      The Company's property under capital leases, which is included in property and equipment is summarized as follows:

                    Property and equipment                          $ 186,220
                    Less: accumulated depreciation                    (31,277)
                                                                    ---------
                                                                    $ 154,943
                                                                    =========

      Amortization of leased assets is included in depreciation expense.

      Future minimum lease payments under capital leases at December 31, 2004 are as follows:

                                     Year Ending
                                     December 31,                         Amount
                                     2004                               $ 44,314
                                     2005                                 44,314
                                     2006                                 44,314
                                     2007                                  8,282
                                                                        --------
                                                                         141,224

                    Less amount representing interest                     10,924
                                                                        --------
                    Present value of future minimum lease
                    Payments                                             130,300
                    Less: Current maturities                              38,700
                                                                        --------
                                                                        $ 91,600
                                                                        ========

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

(14)  Income Taxes

      Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial reporting and tax purposes in different periods and the estimated future tax effects of carry-forwards. Deferred income taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. The Company has established a 100% valuation allowance for its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets, including its net operating loss carry-forwards.

      At March 31, 2003, the Company has net operating loss carry forwards for U.S. federal and state income tax purposes of approximately $2,710,000 which expire in varying amounts beginning in the year 2015. Utilization of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

      Significant components of the provisions for income taxes are as follows:

                                                     December 31,
                                             ---------------------------
                                                2003              2002
                                             ---------------------------
      Deferred tax assets:
      Net operating loss carry forwards      $ 144,800       $ 1,083,800
      Other                                    249,300                --
                                             ---------------------------
      Gross deferred tax asset                 394,100         1,083,800
      Less valuation allowance                (394,100)       (1,083,800)
                                             ---------------------------
      Net deferred tax assets                $      --       $        --
                                             ===========================

      Significant components of the provisions for income taxes are as follows:

                                                  December 31,
                                       -----------------------------------
                                          2003                    2002
                                       -----------------------------------

      Deferred
      Federal                          $ 343,500               $   921,200
      State                               50,600                   162,600
                                       -----------------------------------
      Total income tax benefit           394,100                 1,083,800
      Less valuation allowance          (394,100)               (1,083,800)
                                       -----------------------------------
                                       $      --               $        --
                                       ===================================

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

      The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

                           Expires 2015             $    260,473
                           Expires 2016                  645,872
                           Expires 2017                  794,848
                           Expires 2022                1,008,921
                                                    ------------
                                                    $  2,710,114
                                                    ============

(15)  Supplemental Cash Flow Information

                  Cash paid during the year:             2003
                                                    ------------
                     Interest                       $    189,500
                     Income Taxes                             --

      During the year ended December 31, 2003, the Company granted one of its officers 150,000 shares valued at $37,500 as part of salary compensation. Also, the Company granted shares of 20,000 each to two of its Board of Directors members as compensation for services.

(16)  Defined Contribution Plan

      The Company's employees participate in the AssetAmerica 401(k) defined contribution retirement plan (an affiliated company). Under the plan, the Company can elect to make discretionary contributions. The company did not make contributions in 2003. The plan currently does not match employee contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(17)  Prior period adjustment

      Certain errors amounting to $135,659 resulted from misinterpretation of the terms and conditions of the agreement with the reinsurer regarding amounts to be retained for claims handling fees. Accordingly, an adjustment of $135,659 was made to increase the accrued expenses, loss, and member's deficit for the year ended December 31, 2002.

                   ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

(18)  Debt Conversion

      Effective September 1, 2002 debt of $6.5 million payable to Sercap Holdings, LLC was converted to equity. The balance of the debt outstanding and accrued interest was converted to notes payable with an interest rate of 8%.

(19)  Changes in Accounting for Goodwill and other Intangible Assets

      Intangible Assets include the following:

                                              2003              2002
      Goodwill                            $ 3,809,685       $ 3,809,685
      Non compete agreement                   610,000           610,000
                                          -----------       -----------
                                            4,419,685         4,419,685
      Less: accumulated amortization       (1,097,563)       (1,097,563)
                                          -----------       -----------
                                          $ 3,322,122       $ 3,322,122
                                          ===========       ===========

      The estimated aggregate amortization expense for each of the five succeeding five fiscal years is $0.

(20)  Concentration of Credit Risk

      The Company was dependent on an outside party to underwrite its policies for the first quarter of 2003. Revenues from this underwriter comprise 100% of the revenues in the first quarter of 2003.

      The Company maintains cash with major financial institutions. The company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any financial institution.

(21)  Reclassifications

      Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.