Form 10QSB
period 2004-03-31
ASSURANCEAMERICA CORP
filed 2004-05-14
CIK 8497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                 (770) 952-0200
                (Issuer's telephone number, including area code)


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES |X| NO |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,211,090 shares, $.01 par value, as of April 30, 2004.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          ASSURANCEAMERICA CORPORATION
                              Index to Form 10-QSB

                         PART I - FINANCIAL INFORMATION

Item 1  Financial Statements                                                Page

     Consolidated Balance Sheets
     as of March 31, 2004 and December 31, 2003 .............................  3

     Consolidated Statements of Income
     for the Three Months
     March 31, 2004 and March 31, 2003 ......................................  4

     Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2004
     and March 31, 2003 .....................................................  5

     Notes to Consolidated Financial Statements .............................  6

Item 2   Management's Discussion and Analysis ...............................  8

Item 3   Controls and Procedures ............................................ 10

                           PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K ................................... 11

Signatures .................................................................. 11

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION
(UNAUDITED) CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003

                                                       March 31,        December 31,
Assets                                                   2004                2003
                                                     ------------       ------------
Cash and cash equivalents                            $  4,882,277       $  3,130,553
Short term investments                                  2,625,000          2,625,000
Receivable from insured                                 5,782,294          4,332,942
Due from related party                                     30,783             30,783
Prepaid expenses and other assets                          92,260            157,632
Prepaid reinsurance premium                             5,588,275          4,048,201
Investment Income due and accrued                          23,946             20,971
Reinsurance recoverable                                 6,639,244          4,639,626

Property and equipment:
Furniture,fixtures and improvements                     1,878,404          1,863,053
Less accumulated depreciation                            (894,655)          (827,078)
                                                     ------------       ------------
Property and equipment, net                               983,749          1,035,975

Intangibles:
Intangibles                                             4,419,685          4,419,685
Less accumulated amortization                          (1,097,563)        (1,097,563)
                                                     ------------       ------------
Intangibles, net                                        3,322,122          3,322,122

Deferred acquisition costs                                134,626            124,505
Security deposits                                          72,315             70,016

                                                     ------------       ------------
Total assets                                         $ 30,176,891       $ 23,538,326
                                                     ============       ============

Liabilities and equity
Accounts payable and accrued expenses                $  3,031,056       $  2,533,981
Unearned premium                                        8,138,577          5,861,592
Unpaid losses and loss adjustment expenses              6,163,404          4,499,152
Reinsurance payable                                     5,858,377          3,879,340
Provisional commission reserve                          1,002,779          1,007,333
Current portion of long term debt                       1,138,720          1,138,720
Capital lease obligations                                  91,600             91,600

Long term debt, related party                           5,904,658          5,904,658
                                                     ------------       ------------
Total liabilities                                      31,329,171         24,916,376

Stockholder's equity
Common stock, .01 par value                               452,111            452,111
(authorized 60,000,000, outstanding 45,211,090)
Surplus-paid in                                        14,456,255         14,456,255
Accumulated deficit                                   (16,060,646)       (16,286,416)

                                                     ------------       ------------
Total stockholder's equity                             (1,152,280)        (1,378,050)
                                                     ------------       ------------
Total liabilities and stockholder's equity           $ 30,176,891       $ 23,538,326
                                                     ============       ============

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORPORATION
(UNAUDITED) CONSOLIDATED STATEMENTS OF INCOME

For the three months ended March 31,                   2004                2003
                                                   ------------       ------------
Revenue:
  Gross premiums written                           $  8,503,724                 --
  Gross premiums ceded                               (5,838,417)                --

   Net premiums written                               2,665,307                 --

   Decrease (increase) in unearned premiums,
   net of prepaid reinsurance premiums                 (736,912)                --
                                                   ------------       ------------

   Net premiums earned                                1,928,395                 --
                                                   ------------       ------------

   Commission income                                  2,990,630          3,343,607
    Managing general agent fees                         823,409            727,506
    Other fee income                                    300,759            245,561
    Investment income                                     2,974              4,109
                                                   ------------       ------------
    Total revenue                                     6,045,807          4,320,783

  Operating expenses:
   Selling expenses                                   2,598,977          2,828,697
   General and admin expenses                         1,516,140          1,287,019
   Losses and loss adjustment expenses                1,495,644                 --
   Depreciation and amortization expense                 67,577             55,924
                                                   ------------       ------------
   Total operating expenses                           5,678,338          4,171,640
                                                   ------------       ------------

  Income (loss) from operations                         367,469            149,143
                                                   ------------       ------------

  Other income (expense)
  Interest expense                                     (141,699)          (130,002)

                                                   ------------       ------------
  Total other income(expense)                          (141,699)          (130,002)

  Income (loss) before provision for income                  --                 --
                                                   ------------       ------------
   tax expense                                     $    225,770       $     19,141
                                                   ============       ============

  Provision for income tax                                   --                 --
                                                   ------------       ------------
  Income after tax                                 $    225,770       $     19,141
                                                   ============       ============

  Per share data:
  Basic                                                   0.005              0.001
  Diluted                                                 0.005              0.001
  Weighted average shares outstanding-basic          45,211,090         45,211,090
  Weighted average shares outstanding-diluted        46,182,909         46,182,909

           See accompanying notes to consolidated financial statements

AssuranceAmerica Corporation
Consolidated Statements of Cash Flows

For the three months ended March 31,                                 2004             2003
                                                                 -----------       -----------
Operating activities
     Net income                                                  $   225,770       $    19,141
     Adjustments to reconcile net income to
          net cash provided (used) by operating activities:
     Depreciation and amortization                                    67,577            55,942
     Deferred acquisition costs                                      (10,121)               --
     Other assets                                                     63,073            61,544
     Reinsurance recoverable                                      (1,999,618)               --
     Prepaid reinsurance premiums                                 (1,540,074)               --
     Unearned premiums                                             2,276,985                --
     Unpaid loss and loss adjustment expense                       1,664,252                --
     Other liabilities                                               492,521           120,193
     Receivable from insureds                                     (1,449,352)               --
     Reinsurance payable                                           1,979,037                --
                                                                 -----------       -----------
Net cash provided by operating activities                          1,770,050           256,820
                                                                 -----------       -----------

Investing activities
     Investment income due and accrued                                (2,975)           (4,110)
     Purchase of fixed assets                                        (15,351)         (146,393)
     Purchase of short term investments                                   --        (2,600,000)
                                                                 -----------       -----------
Net cash used by investing activities                                (18,326)       (2,750,503)
                                                                 -----------       -----------

Financing activities
     Note Payable                                                         --         3,048,784
                                                                 -----------       -----------
Net cash provided by financing activities                                 --         3,048,784
                                                                 -----------       -----------

Net change in cash                                                 1,751,724           555,101
Cash beginning of period                                           3,130,553           477,197
                                                                 -----------       -----------
Cash end of period                                               $ 4,882,277       $ 1,032,298
                                                                 ===========       ===========

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

AssuranceAmerica Insurance Company ("Carrier"), AssuranceAmerica Managing General Agency, LLC ("MGA") AssetAmerica Insurance Agencies ("Agencies"), each wholly-owned subsidiaries of AssuranceAmerica Corporation, a Nevada corporation (the "Company"), were organized to solicit, underwrite, and retain risks associated with private passenger nonstandard automobile insurance.

The accompanying unaudited, consolidated, financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

Net income per share is computed in accordance with SFAS No. 128 "Earnings per Share."

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

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business, less ceding commissions allowed by reinsurers, are deferred and charged or credited to earnings proportionate to premiums earned. Historical and current loss and loss adjustment expense experience and anticipated investment income are considered in determining the recoverability of deferred policy acquisition costs.

Start-Up Costs

Start-up costs are expensed when incurred.

Property and Equipment

Items capitalized as property and equipment are carried at historical cost. Depreciation is computed over the estimated useful lives of the assets using straight-line and accelerated methods. Depreciation expense was approximately $67,500 and $55,900 for the three months ended March 31, 2004 and 2003, respectively.

Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred.

Amortization of Intangible Assets

Intangible assets consist of noncompetition agreements and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board ("FASB")'s Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The noncompetition agreements are amortized.

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

Some material estimates that are particularly sensitive are:

Return commission incurred on policies originated by MGA - The Company has calculated a provision for return commission due to cancellation of policies before all premiums written are fully earned. This estimate is based on past Company history.

The Company maintains a liability for unpaid losses and loss adjustment expense based on management's estimate of the ultimate cost to settle claims currently in process. In addition a reserve for claims that have occurred but have not been reported is also carried as a liability. The ultimate costs to settle these claims may vary from the current estimates. The Company does not discount the liability for unpaid losses and loss adjustment expense.

Advertising Costs

Advertising costs are expensed as incurred.

Concentration of Risk

The Company operates in Florida, Georgia and South Carolina and is dependent upon the economy in the area. Automobiles insured through the Carrier are principally in South Carolina and Georgia. Premium increases generally must be approved by state insurance commissioners.

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

The Company has loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire between now and December 31, 2022. The loss carry-forwards at December 31, 2003 were approximately $2,710,000 and are subject to limitations each year under Section 382 of the Internal Revenue Code. After the merger, the Company had a net operating loss for the nine months ended December 31, 2003 of approximately $1,220,000. There was no benefit recorded for the quarter due to management's uncertainty as to the realization of the net operating loss.

As a result of the net operating loss carry-forwards, the Company had a deferred tax asset of approximately $767,000 with a 100% valuation allowance for the quarter ended March 31, 2004. The Company has established the valuation allowance for its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets.

Stock Based Compensation

Under the Company's 2000 Stock Option Plan, the aggregate number of common shares authorized is currently 5,000,000. As of March 31, 2004, the Company had options to purchase an aggregate of 2,438,918 shares of common stock outstanding. Prior to the acquisition of AssuranceAmerica Corporation, a Georgia corporation, the Company had options to purchase 948,918 shares of common stock outstanding and AssuranceAmerica had options to purchase 1,300,000 shares of common stock outstanding. In connection with such acquisition, the options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company's common stock under the Company's 2000 Stock Option Plan. The weighted-average exercise price for all options outstanding at March 31, 2004 is $1.81.

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Related Party Transactions

The Company has issued certain unsecured promissory notes payable to by Guy W. Millner, the Chairman of the Company's Board of Directors, and Lawrence (Bud) Stumbaugh, the Company's President and Chief Executive Officer. The promissory notes accrue interest at a rate of 8.0% per annum. As of March 31, 2004, the amount of outstanding principal and accrued interest under such promissory notes totaled approximately $7.1 million. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $500,000 or an amount equal to 25% of the Company's net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration.

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

Financial Condition

Investments and cash as of March 31, 2004 increased approximately $1.8 million (56%) over investments and cash as of December 31, 2003. The increase was primarily due to cash provided by operations. The Company's investments are currently in money market accounts which management believes offers the most safety regarding principle risk. The Company has no investments in equity securities as of March 31, 2004.

Receivable from insured as of March 31, 2004 increased approximately $1.4 million or 33% compared to December 31, 2003. The increased results from the Carrier's increase in written premium during the three months ended March 31, 2004 ($8.5 million) compared to its written premium for the three month period ended December 31, 2003 ($5.5 million).

Prepaid reinsurance premium increased $1.5 million or 38% for the period ending March 31, 2004 compared to December 31, 2003 and is the result of the company's increase in written premium compared to the previous period.

Reinsurance recoverable represents claims and claims expense due from the company's reinsurer. The increase of $2.0 million is the result of an increase in claims activity for the period ending March 31, 2004 compared to December 31, 2003.

Accounts payable and accrued expense increased $0.5 million as of March 31, 2004 compared to December 31, 2003 and is due primarily to the increase in agent's commission accrual resulting from the company's increase in written premium.

Unearned premium represents premiums written by the company, which have not been earned. The amount increased $2.2 million or 39% compared to December 31, 2003 and is the result of the company's increase in written premium.

Unpaid losses and loss adjustments expense represents claims and claims expense reserves for claims recognized but have not been paid. The increase of $1.7 million or 37% for the period ending March 31, 2004 is the result increased claims activity for the period.

Reinsurance payable represents premium written by the company which is payable to its reinsurer under its current reinsurance contract. The increase of approximately $2.0 million for the period ending March 31, 2004 compared to December 31, 2003 is the result of the company's increase in premium written for the period.

Liquidity and Capital Resources

Net cash provided by operating activities for the three month period ending March 31, 2004 was approximately $1.7 million. The increase of approximately $1.5 million, compared to the three month period ending March 31, 2003 was primarily the result of the carrier commencing operations on April 1, 2003.

Investing and Financing activities for the three month period ending March 31, 2003 were primarily related to the formation and capitalization of the carrier.

The Company's liquidity and capital needs have been met in the past through premium, commission and fee income and debt from its Chairman and President. The Company's long-term debt consists of unsecured promissory notes payable to its Chairman and President. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $500,000 or an amount equal to 25% of the Company's net income after tax, plus non-cash items, less working capital.

The growth of the company has and will continue to put pressure on its liquidity and capital resources. The company is currently engaged in an effort to raise additional capital through a private placement of equity securities. Carrier is required by the states of South Carolina and Georgia to maintain a minimum capital and surplus of $3.0 million. As of March 31, 2004, Carrier's capital and surplus was approximately $3.2 million.

The Company's only equity currently outstanding is its common stock, which has no mandatory dividend obligations.

Results of Operations

The Company's reported a net income of $225,000 for the three month period ending March 31, 2004. Based on the Company's operating loss carry forwards, no provision for income tax has been established. Historically, the Company's results for the first quarter have been more favorable than subsequent quarters and management believes that trend will continue.

Gross premiums written was approximately $8.5 million for the quarter ended March 31, 2004. The Carrier commenced operations April 1, 2003 and therefore recorded no premium for the quarter ended March 31, 2003. The Carrier began operations in the state of South Carolina in December 2003 and wrote approximately $700,000 in premium for the quarter ended March 31, 2004.

Gross premiums ceded represents amounts ceded to reinsurers under the Carrier's quota-share treaty. The $5.8 million ceded during the quarter ended March 31, 2004 is approximately 70% of the Carrier's eligible premium and the Carrier ceded approximately the same percentage of claims and claims expense.

Increase in unearned premiums, net of prepaid reinsurance premium, was approximately $736,000 for the quarter ended March 31, 2004 and represents the Carrier's portion of the change in premiums written but not yet earned.

Commission income for the quarter ended March 31, 2004 was approximately $2.9 million, a decrease of $353,000 compared to the quarter ended March 31, 2003. The decrease is primarily the result of the Carrier commencing operations April 2003 and the effect on MGA commission income. Commission paid to MGA from the Carrier for the Carrier's retained business (30%) is eliminated upon consolidation.

Managing General Agent fees for the quarter ended March 31, 2004 were $823,000 compared to $727,000 for the quarter ended March 31, 2003. The increase is primarily the result of an 8.5% increase in written premium for the quarter ended March 31, 2004 compared to the same quarter 2003.

Other fee income for the quarter ended March 31, 2004 was approximately $301,000, approximately 22% more than the same quarter 2003. The increase is primarily the result of Agencies receiving bonus income of approximately $42,000 during the quarter ended March 31, 2004.

Selling expenses for the quarter ended March 31, 2004 were approximately $2.6 million, $230,000 less than the same quarter 2003. Prior to the carrier's formation, MGA's selling expense included a fronting fee to a third party Carrier represented by the MGA, with the formation of our Carrier the fronting fee was eliminated. In addition, the MGA reduced the commission rate paid to its agents from 15% to approximately 12.5% during the third quarter of 2003.

General and administrative expense was approximately $1.5 million for the quarter ending March 31, 2004 which was an increase of approximately $230,000 over the same quarter 2003. The increase is the result generally of small increases in several of the Company's general operating expenses.

Losses and loss adjust expenses are the Company's portion (after reinsurance) of the cost and anticipated costs to settle claims. The Carrier's net loss and loss adjustment expense ratio for the quarter ending March 31, 2004 was 77.6%

Interest expense for the quarter ended March 31, 2004 was $142,000 and increase of $12,000 over the same quarter in 2003. The increase resulted from interest charged on interest expense accrued but not paid relating to 2003.

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

                                            ASSURANCEAMERICA CORPORATION


                                            By: /s/ Lawrence Stumbaugh
                                                -----------------------
                                                Lawrence Stumbaugh
                                                President and CEO

Dated: May 14, 2004


11