Form 10QSB
period 2004-06-30
ASSURANCEAMERICA CORP
filed 2004-08-16
CIK 8497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the quarterly period ended June 30, 2004

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

      YES |X| NO |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 45,211,090 shares, $.01 par value, as of July 29, 2004.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          ASSURANCEAMERICA CORPORATION
                              Index to Form 10-QSB

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements                                                 Page

     Consolidated Balance Sheets
     as of June 30, 2004 and December 31, 2003.................................3

     Consolidated Statements of Income
     for the Three Months and Six Months Ended
     June 30, 2004 and June 30, 2003...........................................4

     Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2004
     and June 30, 2003.........................................................5

     Notes to Consolidated Financial Statements................................6

Item 2 Management's Discussion and Analysis or Plan of Operation...............8

Item 3 Controls and Procedures................................................11

                           PART II - OTHER INFORMATION

Item 2 Changes in Securities and Small Business Issuer Purchases
       of Equity Securities...................................................12

Item 4 Submission of Matters to a Vote of Security Holders....................12

Item 6 Exhibits and Reports on Form 8-K.......................................12

Signatures....................................................................13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AssuranceAmerica Corporation
(Unaudited) Consolidated Balance Sheets
June 30, 2004 and December 31, 2003

                                                       June 30,         December 31,
Assets                                                   2004               2003
Short term investments                               $  2,631,182       $  2,625,000
Cash and cash equivalents                               6,882,759          3,130,553
Investment Income due and accrued                             571             20,971
Receivable from insureds                                5,220,554          4,332,942
Reinsurance recoverable(including $3,834,302            9,570,963          4,639,626
and $1,490,218 on paid losses)
Prepaid reinsurance premium                             5,882,114          4,048,201
Deferred acquisition costs                                147,622            124,505
Property and equipment                                    931,161          1,035,975
(net of accumulated depreciation of
$993,675 and $827,078)
Due from related party                                     30,783             30,783
Prepaid expenses                                          171,876            157,632
Intangibles(net of accumulated amortization             3,322,122          3,322,122
of $1,097,563 and $1,097,563)
Security deposits                                          73,324             70,016
                                                     ------------       ------------
Total assets                                         $ 34,865,031       $ 23,538,326
                                                     ============       ============

Liabilities and equity
Accounts payable and accrued expenses                $  1,879,033       $  2,036,386
Unearned premium                                        8,608,440          5,861,591
Unpaid losses and loss adjustment expenses              8,195,229          4,499,152
Reinsurance payable                                     7,445,887          3,879,340
Provisional commission reserve                          1,799,749          1,504,929
Current portion of long term debt                       1,038,720          1,138,720
Long term debt, related party                           5,904,658          5,904,658
Capital lease obligations                                  91,600             91,600
                                                     ------------       ------------
Total liabilities                                      34,963,316         24,916,376

Stockholder's equity
Common stock, .01 par value
(authorized 60,000,000, outstanding 45,211,090)           452,111            452,111
Preferred Stock
(authorized 5,000,000, outstanding 240,000)                 2,400                 --
Surplus-paid in                                        15,633,851         14,456,255
Accumulated deficit                                   (16,186,647)       (16,286,416)
                                                     ------------       ------------
Total stockholder's equity                                (98,285)        (1,378,050)
                                                     ------------       ------------
Total liabilities and stockholder's equity           $ 34,865,031       $ 23,538,326
                                                     ============       ============

           See accompanying notes to consolidated financial statements

AssuranceAmerica Corporation
(Unaudited) Consolidated Statements of Income

                                                               Three                                 Six
                                                               Month                                Month
                                                               -----                                -----
           Period ended June 30,                       2004               2003              2004                2003
Revenue
  Gross premiums written                          $  7,833,482       $  5,997,723       $ 16,337,206       $  5,997,723
  Gross premiums ceded                              (5,347,469)        (4,198,406)       (11,185,886)        (4,198,406)
   Net premiums written                              2,486,013          1,799,317          5,151,320          1,799,317
   Decrease (increase) in unearned premiums,
       net of prepaid reinsurance premiums            (176,023)        (1,281,954)          (912,935)        (1,281,954)

    Net premiums earned                              2,309,990            517,363          4,238,385            517,363

      Commission income                              2,564,250          2,013,492          5,554,880          5,357,099
      Managing general agent fees                      869,885            612,398          1,692,934          1,339,904
      Net investment  income                             8,078              7,924             11,052             12,033
      Other Fee Income                                 192,490            116,219            493,249            361,780
                                                  ------------       ------------       ------------       ------------
       Total revenue                                 5,944,693          3,267,396         11,990,500          7,588,179

Expenses
       Losses and loss adjustment expenses           1,836,313            419,526          3,331,957            419,526
       Selling expenses                              2,593,842          1,708,677          5,192,819          4,537,374
       General and administrative expense            1,438,304          1,274,464          2,954,444          2,561,483
       Depreciation and amortization expense            60,300             61,108            127,877            117,032
       Interest Expense                                141,935            130,000            283,634            260,002
                                                  ------------       ------------       ------------       ------------
       Total operating expenses                      6,070,694          3,593,775         11,890,731          7,895,417

                                                  ------------       ------------       ------------       ------------
Income (loss) before provision for income             (126,001)          (326,379)            99,769           (307,238)
      tax expense
Income Tax Provision                                        --                 --                 --                 --
                                                  ------------       ------------       ------------       ------------
Net Loss                                             ($126,001)         ($326,379)      $     99,769          ($307,238)
                                                  ============       ============       ============       ============
Earnings per common share
Basic                                                   (0.003)             (0.01)             0.002              (0.01)
Diluted                                                 (0.003)             (0.01)             0.002              (0.01)
Weighted average shares outstanding-basic           45,211,090         45,211,090         45,211,090         45,211,090
Weighted average shares outstanding-diluted         45,211,090         45,211,090         46,182,909         45,211,090

           See accompanying notes to consolidated financial statements

AssuranceAmerica Corporation
(Unaudited) Consolidated Statement of Cash Flows

For the six months ended June 30,                               2004              2003
                                                            -----------       -----------
Operating activities
     Net income (loss)                                      $    99,769         ($307,238)
     Adjustments to reconcile net (loss) income to
       net cash provided (used) by operating activities:
     Depreciation and amortization                              127,877           117,056
     Deferrred acquisition costs                                (23,117)         (141,105)
     Other assets                                               (17,552)           98,123
     Reinsurance recoverable                                 (4,931,337)         (788,615)
     Prepaid reinsurance premiums                            (1,833,913)       (2,991,225)
     Unearned premiums                                        2,746,849         4,226,398
     Unpaid loss and loss adjustment expense                  3,696,077           890,196
     Other liabilities                                          137,467           799,448
     Receivable from insureds                                  (887,612)       (2,801,524)
     Reinsurance payable                                      3,566,547         2,116,713
                                                            -----------       -----------
Net cash provided (used) by operating activities              2,681,055         1,218,203
                                                            -----------       -----------

Investing activities
     Investment income due and accrued                           14,218           (12,043)
     (Purchase)/disposal of fixed assets                        (23,063)         (309,984)
     Purchase of short term investments                              --        (2,438,331)
                                                            -----------       -----------
Net cash provided(used) by investing activities                  (8,845)       (2,760,358)
                                                            -----------       -----------

Financing activities
     Capital Contribution                                     1,179,996            36,723
     Payment of accrued interest                               (100,000)               --
     Note Payable                                                    --         3,048,784
                                                            -----------       -----------
Net cash provided(used) by financing activities               1,079,996         3,085,507
                                                            -----------       -----------

Net change in cash                                            3,752,206         1,543,317
Cash beginning of period                                      3,130,553           477,197
                                                            -----------       -----------
Cash end of period                                          $ 6,882,759       $ 2,020,549
                                                            ===========       ===========

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - THE COMPANY AND BASIS OF PRESENTATION

AssuranceAmerica Insurance Company ("Carrier"), AssuranceAmerica Managing General Agency, LLC ("MGA") Trustway Insurance Agencies, LLC ("Agencies"), each indirect wholly-owned subsidiaries of AssuranceAmerica Corporation, a Nevada corporation (the "Company"), were organized to solicit, underwrite, and retain risks associated with private passenger nonstandard automobile insurance.

The accompanying unaudited, consolidated, financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

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

Deferred Policy Acquisition Costs

Commissions and other costs of acquiring insurance that vary with and are primarily related to the production of new and renewal business, less ceding commissions allowed by reinsurers, are deferred and charged or credited to earnings proportionate to premiums earned. Historical and current loss and loss adjustment expense experience are considered in determining the recoverability of deferred policy acquisition costs.

Start-Up Costs

Start-up costs are expensed when incurred.

Property and Equipment

Items capitalized as property and equipment are carried at historical cost. Depreciation is computed over the estimated useful lives of the assets using straight-line and accelerated methods. Depreciation expense was approximately $60,000 and $61,000 for the three months ended June 30, 2004 and 2003, respectively and $127,000 and $117,000 for the six months ended June 30, 2004 and 2003 respectively.

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

Cash Flows

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of twelve months or less to be cash and cash equivalents.

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

Some material estimates that are particularly sensitive are:

Return commission incurred on policies originated by MGA and Agencies - The Company has calculated a provision for return commission due to cancellation of policies before all premiums written are fully earned. This estimate is based on past Company history.

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

Concentration of Risk

The Company operates in Florida, Georgia and South Carolina and is dependent upon the economy in those states. Automobiles insured through the Carrier are principally in South Carolina and Georgia. Premium increases generally must be approved by state insurance commissioners.

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

The Company has loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire between now and December 31, 2022. The loss carry-forwards at December 31, 2003 were approximately $2,710,000 and are subject to limitations each year under Section 382 of the Internal Revenue Code. After the Company's merger with AssuranceAmerica Corporation, a Georgia corporation, the Company had a net operating loss for the nine months ended December 31, 2003 of approximately $1,220,000. There was no benefit recorded for the quarter due to management's uncertainty as to the realization of the net operating loss.

As a result of the net operating loss carry-forwards, the Company had a deferred tax asset of approximately $602,000 with a 100% valuation allowance for the quarter ended June 30, 2004. The Company has established the valuation allowance for its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets.

Stock Based Compensation

Under the Company's 2000 Stock Option Plan, the aggregate number of common shares authorized is currently 5,000,000. As of June 30, 2004, the Company had issued options to purchase an aggregate of 2,588,918 shares of common stock. Prior to the merger with AssuranceAmerica Corporation, a Georgia corporation, the Company had issued options to purchase 948,918 shares of common stock and AssuranceAmerica had issued options to purchase 1,300,000 shares of common stock. In connection with such merger, the outstanding options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company's common stock under the Company's 2000 Stock Option Plan. The weighted-average exercise price for all options outstanding at June 30, 2004 is $1.74.

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

Related Party Transactions

The Company has issued certain unsecured promissory notes payable to by Guy W. Millner, the Chairman of the Company's Board of Directors, and Lawrence (Bud) Stumbaugh, the Company's President and Chief Executive Officer. The promissory notes accrue interest at a rate of 8.0% per annum. As of June 30, 2004, the amount of outstanding principal and accrued interest under such promissory notes totaled approximately $7.0 million. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $500,000 or an amount equal to 25% of the Company's net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On April 1, 2003, a wholly-owned subsidiary of the Company merged with and into AssuranceAmerica Corporation, a Georgia corporation ("AAC"), a property and casualty-oriented holding company, focusing on the nonstandard automobile insurance markets. As a result of the merger, AAC became the surviving subsidiary of the Company. Following the merger, the Company has three operating entities, each of which is a wholly-owned subsidiary of AAC: Agencies, which owns 30 independent agencies located primarily in Florida, writing nonstandard automobile insurance, MGA, which writes nonstandard automobile insurance in Georgia and South Carolina, and Carrier, which underwrites the business written by MGA and is licensed in South Carolina and Georgia. Carrier commenced operations in April 2003.

Financial Condition

Investments and cash as of June 30, 2004 increased approximately $3.8 million (65%) compared to December 31, 2003. On June 30, 2004, the Company issued 240,000 shares of its Series A Convertible Preferred Stock ("Series A Preferred Stock") for aggregate consideration of $1.2 million. The balance of the increase was primarily due to cash provided by the operations of Carrier. The Company's investments are currently in money markets accounts which management believes offers the most safety regarding principal risk. Other than the securities of its wholly-owned subsidiaries, the Company has no investment in equity securities as of June 30, 2004.

Receivables from insureds as of June 30, 2004 increased approximately $900,000 or 20% compared to December 31, 2003. The increase results from the Carrier's increase in written premiums over the past six months.

Prepaid reinsurance premiums as of June 30, 2004 increased $1.8 million or 45%, compared to December 31, 2004. This amount represents premiums ceded by Carrier to its reinsuror that have not been fully earned. The increase results from an increase in the Carrier's written premium over the past six months.

Reinsurance recoverables as of June 30, 2004, increased by approximately $5.0 million compared o December 31, 2003. The amount represents loss and loss adjustments expense, both paid and reserved, due from Carrier's reinsuror. The increase is the result of increasing loss and loss adjustment expense incurred by Carrier.

Accounts payable and accrued expense as of June 30, 2004, decreased approximately $157,000 compared to December 31, 2003. The decrease is primarily related to Carrier's payment of premium taxes accrued during 2003 and paid in 2004.

Unearned premiums as of June 30, 2004, increased $2.7 million compared to December 31, 2003. The amount represents premiums written by Carrier which have not been earned and the increase is the result of an increase in written premium.

Unpaid losses and loss adjustments expense as of June 30, 2004, increased $3.7 million compared to December 31, 2003. The amount represents reserves for losses and loss adjustments expense for claims that have been reported and incurred as well as a reserve for claims incurred but not reported. The increase is the result of a significant increase in Carrier's claim activity.

Reinsurance payables as of June 30, 2004 increased $3.6 million compared to December 31, 2003. The increase is the result on increase in Carrier's written premium and represents amounts due its reinsuror under a 70% quota share reinsurance treaty.

Provisional commission reserve as of June 30, 2004 increased $295,000 compared to December 31, 2003. MGA/Carrier receives a provisional commission form Carrier's reinsuror based on written premium and is adjusted based on loss and loss adjustment expense ratios. MGA/Carrier book the difference between the minimum and provisional commissions as a liability and the increase is the result of MGA/Carrier's increase in written premium.

Liquidity and Capital Resources

Net cash provided by operating activities for the six-month period ended June 30, 2004 was approximately $2.7 million compared to $1.2 million for the same period in 2003. The increase is primarily related to Carrier beginning operations in April 2003 resulting in only three months of operating activity in 2003 compared to six months in 2004.

Investing and Financing activities for the six month period ended June 30, 2003 were primarily related to the formation and capitalization of Carrier.

Financing activities for the six-month period ended June 30, 2004 included a payment of accrued interest of $100,000 to the Company's Chairman and the issuance of preferred stock resulting in additional capital of approximately $1.2 million.

The Company's liquidity and capital needs have been met in the past through premium, commission and fee income and debt from its Chairman and President. The Company's debt consists of unsecured promissory notes payable to its Chairman and President. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $500,000 or an amount equal to 25% of the Company's net income after tax, plus non-cash items less working capital.

On June 30, 2004, the Company closed on an initial capital raise of approximately $1.2 million through a private placement of equity. The Company issued 240,000 shares of Series A Preferred Stock with a semi-annual dividend of $0.20 per share. The Company anticipates a similar transaction closing in early August 2004.

The growth of the Company has and will continue to strain its liquidity and capital resources. Carrier is required by the state of Georgia to maintain minimum Capital and Surplus of $3.0 million. As of June 30, 2004, Carrier's Capital and Surplus was approximately $3.1 million.

Results of Operations

The Company's net profit for the six-month period ended June 30, 2004 was approximately $100,000 compared to a loss of $307,000 for the same period in 2003. The Company's results for the three month period ended June 30, 2004 was a loss of $126,000 compared to a $326,000 loss for the same period in 2003. Revenue for the three and six month periods ended June 30, 2004 increased 82% and 58% respectively over the same periods in 2003. Much of the increases result from Carrier's formation in April 2003 and the resulting increase in earned premium. Operating expense for the three and six month periods ended June 30, 2004 increased 69% and 51% respectively compared to the same periods in 2003. Much of the expense increase was the result of Carrier's formation in April 2003 and the corresponding increase in losses and loss adjustment expense.

Net premiums written for the three and six month periods ended June 30, 2004 increased 38% and 186% respectively. Net premiums written are premiums written by Carrier after deducting premiums ceded to its reinsuror pursuant to the reinsurance agreement. Carrier began operations in April 2003 and therefore recorded no premium for the first three months of 2003.

Net premiums earned for the three and six month periods ended June 30, 2004 increased significantly compared to the corresponding periods in 2003. Premiums written are earned over the life of the policy, typically six months, and net earned premium represents Carrier's portion, net of reinsurance, of the net premiums written less the increase in unearned premiums.

Commission income for the three and six month periods ended June 30, 2004 increased 27% and 4% respectively. MGA and Agencies received commissions from the carrier whose policies they sell. Commission rates vary between carriers and are applied to written premium to determine commission income.

For the six month period ended June 30, 2004, MGA's written premium was 26% higher than the same period in 2003 and Agencies' written premium was 19% higher than the same period in 2003.

Managing general agent fees increased 42% and 26% for the three and six month periods ended June 30, 2004 compared to 2003 respectively. The increase in fees is the result of an increase in the number of policies sold and an increase in retention rate.

Other fee income increased 65% and 36% respectively for the three and six month periods ended June 30, 2004 compared to corresponding periods in 2003. Agencies collects fees for various services performed and for additional products sold to insureds. The increase is the result of an increase in the number if insureds buying policies from Agencies.

Losses and loss adjustment expense increased significantly for the three and six month periods ended June 30, 2004 as compared to 2003. Carrier began operations in April 2003 and therefore had relatively few losses reported by insureds during its early months of operations. Carrier's loss and loss adjustment expense for the three and six month periods ended June 30, 2004 was 79.5% and 78.6% respectively. The ratios for the corresponding periods in 2003 was 81% for both periods.

Selling expenses increased 52% and 14% for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. Agencies' selling expense increased 16% and 20% for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. All increases are the result of increases in written premiums for both Agencies and MGA.

General and administrative expense increased 13% and 15% for the three and six month periods ended June 30, 2004 compared to the same periods in 2003. Generally the increases are the result of moderate increases in the Company's general operating expenses.

Interest expense increased 9% for the three and six month periods ended June 30, 2004 compared to corresponding periods in 2003. The increase resulted from interest charged on interest expense accrued but not paid in 2003.

Related Party Transactions

The Company has issued certain unsecured promissory notes payable to by Guy W. Millner, the Chairman of the Company's Board of Directors, and Lawrence (Bud) Stumbaugh, the Company's President and Chief Executive Officer. The promissory notes accrue interest at a rate of 8.0% per annum. As of June 30, 2004, the amount of outstanding principal and accrued interest under such promissory notes totaled approximately $7.0 million. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $500,000 or an amount equal to 25% of the Company's net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Currently, the Company's investments are in money market accounts and bank certificates of deposit, both of which minimize market risk.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC's rules and forms. The Company's Chief Executive Officer and Chief Financial Officer also concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

There have been no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On June 30, 2004, the Company sold 240,000 shares of its Series A Preferred Stock to Heritage Assurance Partners, LP ("Heritage") for $1.2 million in cash. Each share of Series A Preferred Stock is convertible into shares of common stock, at the option of the holder thereof, at any time. Each share of Series A Preferred Stock is convertible into the number of shares of common stock that results from dividing the "Conversion Value" per share by the "Conversion Price" per share in effect at the time of conversion. The number of shares of common stock into which a share of Series A Preferred Stock is convertible is referred to as the "Conversion Rate." The Conversion Price per share of Series A Preferred Stock initially in effect is $0.50 and the Conversion Value per share of Series A Preferred Stock initially in effect is equal to $5.00. The initial Conversion Price of Series A Preferred Stock is subject to adjustment in the event of issuances of common stock or securities convertible into common stock for consideration per share less than the Conversion Price in effect immediately prior to such issuance. All accrued and unpaid dividends owed to a holder of Series A Preferred Stock may be converted into a number of shares of common stock equal to the aggregate amount of such accrued but unpaid dividends owed such holder, divided by $0.50.

Each share of Series A Preferred Stock will automatically convert into shares of common stock at its then effective Conversion Rate on June 28, 2006. Each share of Series A Preferred Stock will automatically convert into shares of common stock at its then effective Conversion Rate immediately prior to the closing of any public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering any of the Company's equity securities with aggregate proceeds to the Company, at the public offering price, of at least $20 million, before underwriting commissions and expenses, and at a per share price of at least three times the then-current Conversion Price.

The Company issued the Series A Preferred Stock in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Shareholders held on April 21, 2004, the shareholders of the Company elected the following five directors for terms to expire at the 2005 Annual Meeting of Shareholders, with votes as indicated opposite each director's name:

                 Name of Director            Votes For         Votes Withheld
              Guy W. Millner                 42,382,713             250
              Lawrence Stumbaugh             42,382,713             250
              Donald Ratajczak               42,382,713             250
              Quill O. Healey                42,382,713             250
              John E. Cay III                42,382,713             250

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

4.1 Certificate of Designations Establishing the Designations, Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation.

10.1 Stock Purchase Agreement dated June 30, 2004, between the Company and Heritage Assurance Partners, L.P.

10.2 Registration Rights Agreement dated June 30, 2004, between the Company and Heritage Assurance Partners, L.P.

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

                                           ASSURANCEAMERICA CORPORATION


                                           By:  /s/ Lawrence Stumbaugh
                                                ------------------------------
                                                Lawrence Stumbaugh
                                                President and CEO

Dated: August 13, 2004


13