Form 10QSB
period 2004-09-30
ASSURANCEAMERICA CORP
filed 2004-11-15
CIK 8497

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                   ----------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_|

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 46,577,090 shares, $.01 par value, as of November 1, 2004.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          ASSURANCEAMERICA CORPORATION
                              Index to Form 10-QSB

                         PART I - FINANCIAL INFORMATION

Item 1 Financial Statements                                                 Page

      Consolidated Balance Sheets
      as of September 30, 2004 and December 31, 2003 ......................    3

     Consolidated Statements of Income
     for the Three Months and Nine Months Ended
     September 30, 2004 and September 30, 2003 ............................    4

     Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2004
     and September 30, 2003 ...............................................    5

     Notes to Consolidated Financial Statements ...........................    6

Item 2 Management's Discussion and Analysis or Plan of Operation ..........    9

Item 3 Controls and Procedures ............................................   12

                           PART II - OTHER INFORMATION

Item 2 Changes in Securities and Small Business Issuer Purchases
       of Equity Securities ...............................................   12

Item 6 Exhibits and Reports on Form 8-K ...................................   13

Signatures ................................................................   13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AssuranceAmerica Corporation
(Unaudited) Consolidated Balance Sheets
September 30, 2004 and December 31, 2003

                                                           September 30,       December 31,
Assets                                                         2004                2003
                                                           -------------       ------------
Short term investments                                     $  2,662,924        $  2,625,000
Cash and cash equivalents                                     6,613,965           3,130,553
Investment Income due and accrued                                   734              20,971
Receivable from insureds                                      5,020,292           4,332,942
Reinsurance recoverable(including $2,791,055
     and $1,490,218 on paid losses)                           9,911,830           4,639,626
Prepaid reinsurance premium                                   5,514,134           4,048,201
Deferred acquisition costs                                      213,928             124,505
Property and equipment
     (net of accumulated depreciation of
     $1,054,162 and $827,078)                                   913,201           1,035,975
Due from related party                                           30,783              30,783
Prepaid expenses                                                134,351             157,632
Intangibles(net of accumulated amortization
     of $1,130,063 and $1,097,563)                            4,589,622           3,322,122
Security deposits                                                74,094              70,016
                                                           ------------        ------------
Total assets                                               $ 35,679,858        $ 23,538,326
                                                           ============        ============

Liabilities and equity
Accounts payable and accrued expenses                      $  2,378,341        $  2,036,386
Unearned premium                                              8,156,616           5,861,591
Unpaid losses and loss adjustment expenses                   10,214,306           4,499,152
Reinsurance payable                                           6,026,527           3,879,340
Provisional commission reserve                                  930,143           1,504,929
Long term debt, related party                                 6,521,378           7,043,378
Dividends payable                                                33,300                  --
Capital lease obligations                                        91,600              91,600
                                                           ------------        ------------

Total liabilities                                            34,352,211          24,916,376

Stockholders' equity
Common stock, .01 par value
     (authorized 80,000,000, outstanding 46,577.090)            465,771             452,111
Preferred stock
     (authorized 5,000,000, outstanding 426,000)                  4,260                  --
Surplus-paid in                                              17,177,071          14,456,255
Accumulated deficit                                         (16,319,455)        (16,286,416)
                                                           ------------        ------------

Total stockholders' equity                                    1,327,647          (1,378,050)
                                                           ------------        ------------
Total liabilities and stockholders' equity                 $ 35,679,858        $ 23,538,326
                                                           ============        ============

           See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORP
(UNAUDITED) CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Month                         Nine month
                                                            -----------                         ----------
        Period ended September 30,                    2004              2003              2004              2003
Revenue:
   Gross premiums written                          $7,188,610        $5,827,181       $23,525,816       $11,824,904
   Gross premiums ceded                            (4,843,586)       (4,058,820)      (16,029,472)       (8,257,227)
   Net premiums written                             2,345,024         1,768,361         7,496,344         3,567,678
   Decrease (increase) in unearned premiums,
      net of prepaid reinsurance premiums              83,844          (460,335)         (829,091)       (1,742,289)

    Net premiums earned                             2,428,868         1,308,026         6,667,253         1,825,389

      Commission income                             2,511,388         2,279,766         8,066,268         7,636,865
      Managing general agent fees                     844,069           629,965         2,536,996         1,969,869
      Net investment  income                            6,741             5,988            17,794            18,021
      Other fee Income                                193,803           226,866           687,052           588,646
                                                 ------------      ------------      ------------      ------------
      Total revenue                                 5,984,869         4,450,611        17,975,363        12,038,790

Expenses:
      Losses and loss adjustment expenses           1,790,091         1,064,345         5,122,048         1,483,871
      Selling expenses                              2,559,106         1,972,327         7,751,925         6,509,701
      General and administrative expense            1,530,810         1,481,655         4,485,248         4,043,138
      Depreciation and amortization expense            92,987            41,127           220,864           158,159
      Interest expense                                144,683           130,000           428,317           390,002
                                                 ------------      ------------      ------------      ------------
      Total operating expenses                      6,117,677         4,689,454        18,008,402        12,584,871

                                                 ------------      ------------      ------------      ------------
Loss before provision for income tax expense         (132,808)         (238,843)          (33,039)         (546,081)
Income tax provision                                       --                --                --                --

                                                 ------------      ------------      ------------      ------------
Net loss                                             (132,808)         (238,843)          (33,039)         (546,081)
                                                 ------------      ------------      ------------      ------------

Dividends on preferred stock                          (33,300)               --           (33,300)               --

                                                 ------------      ------------      ------------      ------------
Net loss attributable to common stockholders        ($166,108)        ($238,843)         ($66,339)        ($546,081)
                                                 ============      ============      ============      ============

Earnings per common share
Basic                                                  (0.004)           (0.005)           (0.001)           (0.012)
Diluted                                                (0.004)           (0.005)           (0.001)           (0.012)
Weighted average shares outstanding-basic          45,498,718        45,498,718        45,498,718        45,498,718
Weighted average shares outstanding-diluted        45,498,718        45,498,718        45,498,718        45,498,718

           See accompanying notes to consolidated financial statements

AssuranceAmerica Corporation
(Unaudited) Consolidated Statement of Cash Flows

For the nine months ended September 30,                  2004           2003
                                                     -----------    -----------

Operating activities
     Net loss                                           ($33,039)     ($546,081)
     Adjustments to reconcile net loss income to
       net cash provided by operating activities:
     Depreciation and amortization                       220,864        158,159
     Deferred acquisition costs                          (89,423)      (160,335)
     Prepaid expenses and other assets                    19,203       (190,496)
     Reinsurance recoverable                          (5,272,204)    (2,594,351)
     Prepaid reinsurance premiums                     (1,465,933)    (4,008,429)
     Unearned premiums                                 2,295,025      5,703,920
     Unpaid loss and loss adjustment expense           5,715,154      2,327,031
     Other liabilities                                  (232,831)       803,983
     Receivable from insureds                           (687,350)    (4,031,164)
     Reinsurance payable                               2,147,187      3,942,817
                                                     -----------    -----------
Net cash provided by operating activities              2,616,653      1,405,054
                                                     -----------    -----------

Investing activities
     (Acquisitions)/Disposals                         (1,300,000)            --
     Investment income due and accrued                   (17,687)       (18,031)
     (Purchase)/disposal of fixed assets                 (65,590)      (399,987)

     Purchase of short term investments                       --     (2,625,000)
                                                     -----------    -----------
Net cash used by investing activities                 (1,383,277)    (3,043,018)
                                                     -----------    -----------

Financing activities
     Capital Contribution                              2,090,536         74,223
     Payment of accrued interest                        (700,000)            --

     Note payable, related party                         178,000      3,340,454
                                                     -----------    -----------

     Common stock issued                                 681,500             --
                                                     -----------    -----------
Net cash provided by financing activities              2,250,036      3,414,677
                                                     -----------    -----------

Net change in cash                                     3,483,412      1,776,713
Cash beginning of period                               3,130,553        477,197
                                                     -----------    -----------
Cash end of period                                    $6,613,965     $2,253,910
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

The accompanying unaudited, consolidated, financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting of normally recurring accruals) considered necessary for fair presentation. Operating results for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

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

Property and Equipment

Items capitalized as property and equipment are carried at historical cost. Depreciation is computed over the estimated useful lives of the assets using straight-line and accelerated methods. Depreciation expense was approximately $60,000 and $41,000 for the three months ended September 30, 2004 and 2003, respectively and $188,000 and $158,000 for the nine months ended September 30, 2004 and 2003 respectively.

Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred.

Amortization of Intangible Assets

Intangible assets consist of noncompetition agreements and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board ("FASB")'s Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. Amortization expense for the three months ending September 30, 2004 and 2003 was $32,000 and -0- respectively and $32,000 and -0- for the nine months ended September 30, 2004 and 2003 respectively.

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

As a result of the net operating loss carry-forwards, the Company had a deferred tax asset of approximately $575,000 with a 100% valuation allowance for the quarter ended September 30, 2004. The Company has established the valuation allowance for its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets.

Stock Based Compensation

Under the Company's 2000 Stock Option Plan, the aggregate number of common shares authorized is currently 5,000,000. As of September 30, 2004, the Company had issued options to purchase an aggregate of 2,882,918 shares of common stock. Prior to the merger with AssuranceAmerica Corporation, a Georgia corporation, the Company had issued options to purchase 948,918 shares of common stock and AssuranceAmerica had issued options to purchase 1,300,000 shares of common stock. In connection with such merger, the outstanding options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company's common stock under the Company's 2000 Stock Option Plan. The weighted-average exercise price for all options outstanding at September 30, 2004 is $1.61.

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

                                    For the three months          For the nine months
                                    ending September 30,          ending September 30,
                                  ------------------------      ------------------------
                                     2004           2003           2004           2003
                                  ---------      ---------      ---------      ---------
Net income (loss) as reported     $(132,808)     $(238,843)     $ (33,039)     $(546,081)
Compensation effect                 (21,131)       (10,686)       (63,393)       (32,060)
                                  ---------      ---------      ---------      ---------
Pro forma net income (loss)       $(153,939)     $(249,529)     $ (96,432)     $(578,141)

The weighted average fair value of options granted during the nine months ended September 30, 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was $0.3214. The weighted average fair value of options granted during 2003, estimated on the date of grant using the Black-Scholes option-pricing model, was $0.1607. The fair value of options granted is estimated on the date of grant using the following assumptions:

                                  September 30, 2004          December 31, 2003
                                  ------------------          -----------------
Expected volatility               80%                         80%
Risk-free interest rate           1.5%                        1.5%
Expected life (in years)          5.0                         5.0

Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Related Party Transactions

The Company has issued certain unsecured promissory notes payable to Guy W. Millner, the Chairman of the Company's Board of Directors, and Lawrence (Bud) Stumbaugh, the Company's President and Chief Executive Officer. The promissory notes accrue interest at a rate of 8.0% per annum. As of September 30, 2004, the amount of outstanding principal and accrued interest under such promissory notes totaled approximately $6.3 million. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.0 million or an amount equal to 25% of the Company's net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration. In addition, as part of the purchase agreement of Thomas-Cook Holding Company, the Company issued a promissory note in the amount of $178,000 with annual installments beginning August 1, 2005, and carrying an interest rate of 8%. Thomas-Cook Holding Company's sole shareholder is James C. Cook. As part of the transaction Mr. Cook agreed to be employed by the company as President of Agencies.

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

On April 1, 2003, a wholly-owned subsidiary of the Company merged with and into AssuranceAmerica Corporation, a Georgia corporation ("AAC"), a property and casualty-oriented holding company, focusing on the nonstandard automobile insurance markets. As a result of the merger, AAC became the surviving subsidiary of the Company. Following the merger, the Company has three operating entities, each of which is a wholly-owned subsidiary of AAC: Agencies, which owns 30 independent agencies located primarily in Florida, writing nonstandard automobile insurance, MGA, which writes nonstandard automobile insurance in Georgia and South Carolina, and Carrier, which underwrites the business written by MGA and is licensed in South Carolina, Georgia and Arkansas. Carrier commenced operations in April 2003.

Financial Condition

Investments and cash as of September 30, 2004 increased $3.5 million compared to December 31, 2003. On June 30, 2004, the Company issued 240,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $1.2 million. On August 13, 2004, the Company issued an additional 186,000 of Series A Convertible Preferred Stock for $930,000.The Series A Convertible Stock pays a semi-annual dividend of $0.20 per share. The Company's investments are currently in money market accounts and bank Certificates of deposit. Other than the securities of its wholly owned subsidiaries, the Company has no investment in equity securities as of September 30, 2004.

Receivables from insureds as of September 30, 2004 increased approximately $687,000 or 16% compared to December 31, 2003. The increase results from Carrier's increase in written premiums over the past nine months.

Prepaid reinsurance premiums as of September 30, 2004 increased $1.5 million or 36%, compared to December 31, 2004. This amount represents premiums ceded by Carrier to its reinsuror that have not been fully earned. The increase results from an increase in Carrier's written premium over the past nine months.

Reinsurance recoverables as of September 30, 2004, increased by approximately $5.3 million compared to December 31, 2003. The amount represents loss and loss adjustments expense, both paid and reserved, due from Carrier's reinsuror. The increase is the result of increasing loss and loss adjustment expense incurred by Carrier.

Intangibles, net of accumulated amortization, increased $1.3 million as the result of the purchase of substantially all of the assets of Thomas-Cook Holding Company.

Accounts payable and accrued expense as of September 30, 2004, increased approximately $342,000 compared to December 31, 2003. The increase is primarily related to the accrual of agent's commission in MGA.

Unearned premiums as of September 30, 2004, increased $2.3 million compared to December 31, 2003. The amount represents premiums written by Carrier which have not been earned and the increase is the result of an increase in written premium.

Unpaid losses and loss adjustments expense as of September 30, 2004, increased $5.7 million compared to December 31, 2003. The amount represents reserves for losses and loss adjustments expense for claims that have been reported and incurred as well as a reserve for claims incurred but not reported. The increase is the result of a significant increase in Carrier's claim activity.

Reinsurance payables as of September 30, 2004 increased $2.1 million compared to December 31, 2003. The increase is the result on increase in Carrier's written premium and represents amounts due its reinsuror under a 70% quota share reinsurance treaty.

Provisional commission reserve as of September 30, 2004 decreased $575,000 compared to December 31, 2003. MGA/Carrier receives a provisional commission from Carrier's reinsuror based on written premium and is adjusted based on loss and loss adjustment expense ratios. MGA/Carrier book the difference between the minimum and provisional commissions as a liability. The decrease is the result of the return of a portion of the provisional commission.

Long term debt as of September 30, 2004 decreased $522,000 compared to December 31, 2003. The decrease results from payment of $700,000 to the Company's Chairman related to the promissory note payable to him. In addition, as the result of the purchase of Thomas-Cook Holding Company, the Company issued a promissory note in the amount of $178,000.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine month period ended September 30, 2004 was approximately $2.6 million compared to $1.4 million for the same period in 2003. The increase is primarily related to Carrier beginning operations in April 2003 resulting in only six months of operating activity in 2003 compared to nine months in 2004.

Investing activities for the nine months ended September 30, 2004 consisted primarily of the purchase of substantially all of the assets of Thomas-Cook Holding Company.

Financing activities for the nine month period ended September 30, 2004 included payments of accrued interest of $700,000 to the Company's Chairman and the issuance of preferred stock resulting in additional capital of approximately $2.1 million.

The Company's liquidity and capital needs have been met in the past through premium, commission and fee income and debt from its Chairman and President. The Company's debt consists of unsecured promissory notes payable to its Chairman and President. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.0 million or an amount equal to 25% of the Company's net income after tax, plus non-cash items less working capital.

On June 30, 2004, the Company closed on an initial capital raise of approximately $1.2 million through a private placement of equity. The Company issued 240,000 shares of Series A Preferred Stock with a semi-annual dividend of $0.20 per share. The Company issued an additional 186,000 shares of Series A Preferred on August 13, 2004.

The growth of the Company has and will continue to strain its liquidity and capital resources. Carrier is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of September 30, 2004, Carrier's Capital and Surplus was approximately $3.7 million.

Results of Operations

The Company's net loss for the three months ended September 30, 2004 was $133,000 compared to a net loss of $238,000 for the same period in 2003. MGA had a net loss of $93,000 for the three month period ending September 30, 2004 compared to a net loss of $280,000 for the same period in 2003. MGA's improvement is the result of higher premium written for the three month period generating a 13% increase in revenue with only a 4% increase in expenses. Carrier had a pre-tax profit of $204,000 for the three month period ending September 30, 2004 compared to a $14,000 pre-tax profit for the same period in 2003. Carrier's improvement is the result of an improvement in its loss and loss adjustment expense ratio from 81.3% in 2003 to 73.7% in the three month period ending September 30, 2004. Agencies had a net loss of $316,000 for the three month period ending September 30, 2004 compared to a pre-tax profit of $35,000 for the same period in 2003. Agencies results were affected by the opening of four new offices which have not yet generated revenues sufficient to cover their expenses. In addition, the hurricane activity during September caused the closing of several locations for a number of days resulting in a decline in revenue for the period.

                                                      For the nine months
                                                      ended September 30,
                                                -------------------------------
                                                   2004                2003
                                                -----------         -----------
MGA revenue                                     $ 8,006,361         $ 7,000,798
MGA expense                                       7,903,733           7,863,691
                                                -----------         -----------
MGA pre-tax income (loss)                       $   102,628         $  (862,893)

Carrier revenue                                 $ 7,273,188         $ 2,139,042
Carrier expense                                   7,016,274           2,262,111
                                                -----------         -----------
Carrier pre-tax income (loss)                   $   256,914         $  (123,069)

Agencies revenue                                $ 5,032,947         $ 4,788,940
Agencies expense                                  5,504,253           4,484,782
                                                -----------         -----------
Agencies pre-tax income (loss)                  $  (471,306)        $   304,158

GAAP adjustment & intercompany
              elimination                            78,725             135,723
                                                -----------         -----------
Net loss                                        $   (33,039)        $  (546,081)
                                                ===========         ===========

Net premiums written for the three and nine month periods ended September 30, 2004 increased 33% and 110% respectively. Net premiums written are premiums written by Carrier after deducting premiums ceded to its reinsuror pursuant to the reinsurance agreement. Carrier began operations in April 2003 and therefore recorded no premium for the first three months of 2003.

Net premiums earned for the three and nine month periods ended September 30, 2004 increased significantly compared to the corresponding periods in 2003. Premiums written are earned over the life of the policy, typically six months, and net earned premium represents Carrier's portion, net of reinsurance, of the net premiums written less the increase in unearned premiums.

Commission income for the three and nine month periods ended September 30, 2004 increased 10% and 6% respectively. MGA and Agencies received commissions from the carrier whose policies they sell. Commission rates vary between carriers and are applied to written premium to determine commission income.

Managing general agent fees increased 34% and 29% for the three and nine month periods ended September 30, 2004 compared to 2003 respectively. The increase in fees is the result of an increase in the number of policies sold and an increase in retention rate.

Other fee income decreased 15% for the three month period ended September 30, 2004 compared to the same period in 2003. For the nine month period ending September 30, 2004, other fee income increased 17% compared to the same period in 2003. Agencies collect fees for various services performed and for additional products sold to insureds. Hurricane activity in the state of Florida during September 2004 caused the closing of several offices for a number of days resulting in a decline in fee income. In addition, Agencies have begun to write more direct bill policies which have a lower potential for fee income.

Losses and loss adjustment expense increased significantly for the three and nine month periods ended September 30, 2004 as compared to 2003. Carrier began operations in April 2003 and therefore had relatively few losses reported by insureds during its early months of operations. Carrier's loss and loss adjustment expense ratio for the three and nine month periods ended September 30, 2004 was 73.7% and 76.8% respectively. The ratios for the corresponding periods in 2003 was 81.3% and 81.2%.

Selling expenses increased 30% and 19% for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. Increases are the result of increases in written premiums for both Agencies and MGA.

General and administrative expense increased 3% and 11% for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. Generally the increases are the result of moderate increases in the Company's general operating expenses.

Interest expense increased 11% for the three month and 10% for the nine month periods ended September 30, 2004 compared to corresponding periods in 2003. The majority of the increase resulted from interest charged on interest expense accrued but not paid in 2003.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On August 13, 2004, the Company sold 186,000 shares of its Series A Preferred Stock to Heritage Assurance Partners, LP ("Heritage") for $930,000 in cash. Each share of Series A Preferred Stock is convertible into shares of common stock, at the option of the holder thereof, at any time. Each share of Series A Preferred Stock is convertible into the number of shares of common stock that results from dividing the "Conversion Value" per share by the "Conversion Price" per share in effect at the time of conversion. The number of shares of common stock into which a share of Series A Preferred Stock is convertible is referred to as the "Conversion Rate." The Conversion Price per share of Series A Preferred Stock initially in effect is $0.50 and the Conversion Value per share of Series A Preferred Stock initially in effect is equal to $5.00. The initial Conversion Price of Series A Preferred Stock is subject to adjustment in the event of issuances of common stock or securities convertible into common stock for consideration per share less than the Conversion Price in effect immediately prior to such issuance. All accrued and unpaid dividends owed to a holder of Series A Preferred Stock may be converted into a number of shares of common stock equal to the aggregate amount of such accrued but unpaid dividends owed such holder, divided by $0.50.

Each share of Series A Preferred Stock will automatically convert into shares of common stock at its then effective

Conversion Rate on August 13, 2006. Each share of Series A Preferred Stock will automatically convert into shares of common stock at its then effective Conversion Rate immediately prior to the closing of any public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering any of the Company's equity securities with aggregate proceeds to the Company, at the public offering price, of at least $20 million, before underwriting commissions and expenses, and at a per share price of at least three times the then-current Conversion Price.

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

(a)   Exhibits.

31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

1. 8K dated August 13, 2004
2. 8K dated September 14, 2004
3. 8K dated October 15, 2004

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASSURANCEAMERICA CORPORATION


                                        By: /s/ Lawrence Stumbaugh
                                            -----------------------------------
                                            Lawrence Stumbaugh
                                            President and CEO

Dated: November 15, 2004


13