Form 10KSB
period 2004-12-31
ASSURANCEAMERICA CORP
filed 2005-03-31
CIK 8497

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934.

Commission File Number: 0-6334

ASSURANCEAMERICA CORPORATION

(Name of small business issuer in its charter)

NEVADA	87-0281240

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 Interstate North Pkwy., Suite 600, Atlanta, Georgia	30328

(Address of Principal Executive Offices)	(Zip Code)

(770) 933-8911

(Issuer’s Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act: None

     Title of each class

     Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.01.

     Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The Issuer’s revenues for the fiscal year ended December 31, 2004, were $24.2 million.

     The aggregate market value of the voting and nonvoting common equity held by persons other than directors and executive officers of the Registrant as of March 24, 2005, was $4,968,071, based on a sale price of $0.80 per share.

     There were 46,577,090 shares of the Registrant’s common stock outstanding as of December 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Document Incorporated By Reference

     None.

-i-

Forward-Looking Statements

     Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed in this Annual Report. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative, or other variations or comparable terminology are intended to identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates and assumptions generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; risks related to the nature of the Company’s business, such as the adequacy of its reserve for loss and loss adjustment expense; claims experience; the Company’s limited experience in the insurance industry; ratings by industry services; catastrophe losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in this report, and other filings with the Securities and Exchange Commission. You are cautioned not to place reliance on these forward-looking statements. In addition, you should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

PART I

Item 1. DESCRIPTION OF BUSINESS

     AssuranceAmerica Corporation, a Nevada corporation (the “Company”), (formerly Brainworks Ventures, Inc.) is an insurance holding company that was originally incorporated in 1969 under the laws of the state of Utah. AssuranceAmerica Corporation, a Georgia corporation (“AssuranceAmerica Georgia”), began the Company’s current insurance business in 1998 through its subsidiary, Trustway Insurance Agencies, LLC (“Agencies”), (formerly AssetAmerica Insurance Agencies, LLC). Agencies is comprised of approximately 30 retail insurance agencies that focus on selling nonstandard personal automobile insurance policies in Florida and Georgia. In 1999, the Company formed another subsidiary, AssuranceAmerica Managing General Agency LLC (“MGA”), that until 2003 provided all of the underwriting, claims and policyholder service functions for the Georgia nonstandard personal automobile program for Gateway Insurance Company of St. Louis, Missouri. In late 2002, the Company formed its subsidiary AssuranceAmerica Insurance Company (“Carrier”), a property and casualty insurance company that focuses on writing nonstandard automobile business in the states of Georgia and South Carolina. Carrier began writing business in Georgia in April 2003 and in South Carolina in December 2003. MGA provides all of the underwriting, policyholder administration and claims functions for Carrier. The Company’s nonstandard personal automobile insurance products provide customers with coverage for the minimum required statutory limits for bodily injury and property damage liability arising out of the operation of a motor vehicle. Optional coverages written afford protection for collision and physical damage to the customers’ motor vehicles, bodily injury and property damage caused by an uninsured motorist, medical payments, towing and labor, and accidental death and dismemberment. The Company utilizes the independent agency system as its primary distribution channel.

     Nonstandard personal automobile insurance is usually provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type or other factors. When underwriting standards for preferred and standard companies become more restrictive, more insureds seek nonstandard coverage and the size of the nonstandard market increases.

     MGA markets Carrier’s policies through more than 500 independent agencies in Georgia and more than 100 in South Carolina. MGA receives commissions and other administrative fees from Carrier based upon the amount of gross premiums written. Additionally, MGA receives various fees related to the insurance transaction which vary according to state insurance laws and regulations.

     Nonstandard personal automobile insurance consumers typically purchase the statutory minimum limits of liability insurance required to register their vehicles. Accordingly, the Company believes the primary factors considered by these consumers are price, and the amount of down payment required to bind coverage. Because of these purchasing habits, the rate of policy retention is poor when compared to the retention rate of standard and preferred policies. The success of the Company, therefore, depends in part on its ability to replace insureds that do not renew their policies.

     MGA provides its services solely to Carrier. However, in the future, MGA may seek to provide its services to other carriers. MGA’s and Carrier’s strategy is to seek continued growth of their business by:

•	Expanding into additional states;

•	Expanding the number of independent agents appointed to sell the Carrier’s policies;

•	Encouraging agents to place a high volume of quality business with MGA and Carrier;

•	Continuing to enhance the Company’s web-based agency system, allowing agents to sell the Company’s policies in a more efficient and effective manner; and

•	Continuing to explore acquisition opportunities.

     Agencies are currently located primarily in the State of Florida. Agencies represents approximately ten carriers, and primarily sell nonstandard personal automobile insurance and related products. As remuneration for its services, Agencies receives commissions and various fees associated with the sale of the products of its appointing carriers.

     In 2004, Agencies acquired one additional agency in the State of Georgia, bringing the number of offices in Georgia to four, to go with the 27 existing agencies in Florida. Agencies’ strategy is to seek continued growth of its business by:

•	opening additional offices currently served by existing local yellow page advertisements;

•	enhancing training of branch managers to improve average premium and revenue per office;

•	providing additional products for its offices; and

•	pursuing acquisition and franchising opportunities.

     On April, 1, 2003, the Company, then known as Brainworks Ventures, Inc., consummated a merger with AssuranceAmerica Georgia. To effect the merger, AAHoldings, LLC, a Delaware limited liability company, merged with and into AssuranceAmerica Georgia for the purpose of converting the limited liability company into a corporation. Thereafter, pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, AAHoldings Acquisition Sub, Inc., AAHoldings, LLC and AssuranceAmerica Georgia, dated April 1, 2003 (the “Merger Agreement”), the shareholders of AssuranceAmerica Georgia exchanged an aggregate of 19,508,902 shares of AssuranceAmerica Georgia common stock, no par value, on a 1-for-1 basis, for shares of common stock, $0.01 par value, per share, of the Company (“Company Common Stock”). Due to an insufficient number of authorized shares of Company Common Stock, the shareholders of AssuranceAmerica Georgia continued to hold an aggregate of 23,241,098 shares of Series A Convertible Preferred Stock, no par value, of AssuranceAmerica Georgia (“AssuranceAmerica Georgia Preferred Stock”), which stock, pursuant to the terms of the Merger Agreement, was converted into shares of Company Common Stock, when the authorized number of shares of Company Common Stock was increased to a number sufficient to exchange each share of AssuranceAmerica Georgia Preferred Stock for one share of Company Common Stock. Upon conversion, the former shareholders of AssuranceAmerica Georgia held a total of 42,790,000 shares of Company Common Stock. Such conversion occurred simultaneously with the increase in the number of authorized shares of Company Common Stock. A special meeting of the stockholders of the Company was held on June 26, 2003, to vote upon a proposal to increase the number of authorized shares of Company Common Stock to permit such conversion of the AssuranceAmerica Preferred Stock. The proposal was approved by the Company’s shareholders.

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

     As a result of the merger, the Company ceased its historical business in order to focus upon the insurance business of AssuranceAmerica.

State Insurance Licenses

     The Company’s insurance company and agency subsidiaries operate under licenses issued by various insurance authorities. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. The licenses govern the kinds of insurance coverages that may be written in the issuing state. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to the Company’s businesses are in good standing.

Insurance Regulation

     The Company’s insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdiction in which they are domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium charges and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates.

Insurance departments are charged with the responsibility of ensuring that insurance companies maintain adequate capital and surplus and comply with a variety of operational standards. Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. Insurance departments are authorized to make periodic and other examinations of regulated insurers’ financial condition and operations to monitor financial stability of the insurers and to ensure adherence to statutory accounting principles and compliance with state insurance laws and regulations.

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of certain information. These laws impose prior approval requirements for certain transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including management fees, loans, and cash advances, between regulated insurers and their affiliates.

Under state insolvency and guaranty laws, regulated insurers can be assessed or required to contribute to state guaranty funds to cover policyholder losses resulting from the insolvency of other insurers. Insurers are also required by many states, as a condition of doing business in the state, to provide coverage to certain risks which are not insurable in the voluntary market. These “assigned risk” plans generally specify the types of insurance and the level of coverage which must be offered to such involuntary risks, as well as the allowable premium. Many states also have involuntary market plans which hire a limited number of servicing carriers to provide insurance to involuntary risks. These plans, through assessments, pass underwriting and administrative expenses on to insurers that write voluntary coverages in those states.

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners also has developed a risk-based capital (RBC) program to enable regulators to carry-out appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. RBC is a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.

Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or non-renew policies. Furthermore, certain states prohibit an insurer from withdrawing one or more lines of business from the state, except pursuant to a plan that is approved by the state insurance department. The state insurance department may disapprove a plan that may lead to market disruption. Laws and regulations that limit cancellation or non-renewal of policies and that subject program withdrawals to prior approval requirements may restrict an insurer’s ability to exit unprofitable markets.

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some areas adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze, or set rates to or at a level that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has affected adversely, and in the future may affect adversely, the profitability and growth of the automobile insurance business in those jurisdictions, and may limit the ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the ability to price automobile insurance adequately, or affecting the insurance operations adversely in other ways, may occur in the future. The impact of these regulatory changes on the Company cannot be predicted.

Statutory Accounting Principles

     The Company’s results are reported in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Primarily, under GAAP:

1.	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.

2.	Certain assets are included in the consolidated balance sheets, but are non-admitted and charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.

3.	Amount related to ceded reinsurance, such as prepaid reinsurance premiums and reinsurance recoverables, are shown gross, rather than netted against unearned premium reserves and loss and loss adjustment expenses reserves, respectively, as required by SAP.

4.	Fixed-maturity securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the credit quality of the specific security, as required by SAP. Equity securities are reported at quoted market values, which may differ from the NAIC market values as required by SAP.

5.	Both current and deferred taxes are recognized in the income statement for GAAP, while deferred taxes are posted directly to surplus for SAP.

Investments

     The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all of the insurance premium that can be profitably written. The Company’s portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities.

Competition

     MGA and Carrier currently compete with many national, regional and local writers. The insurance underwriting and agency business are highly competitive. The Company believes that insurers and agents generally compete on the basis of price, coverages, consumer recognition, claims handling, customer service, payment terms, financial stability and geographic coverage. Many competitors are national in scope, larger, and better capitalized than the Company. Some competitors have broad distribution networks of employed agents. Smaller regional insurance companies and local agents also compete vigorously at the local level. The Company believes its focus on the nonstandard automobile market gives it a competitive advantage together with competitive prices, payment terms, and emphasis on customer service.

Employees

     As of December 31, 2004, the Company had approximately 200 employees.

Item 2. DESCRIPTION OF PROPERTY

     The corporate headquarters of the Company is RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. The Company currently leases its office space at the RiverEdge One facility under a 12 year lease that commenced on May 1, 2003.

     The Company’s agencies are all located in leased locations throughout Florida and Georgia under short to medium term commercial leases. The Company believes these facilities to be sufficient for its current and future needs.

Item 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings other than routine litigation that is incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “ASAM.” There is currently a very limited trading market for the Company Common Stock. The following sets forth, for the respective periods indicated, the high and low bid prices of the Company Common Stock in the over-the-counter market, as reported and summarized by the OTC-BB. Such prices are based on inter-dealer bid and asked prices, without retail mark-up, mark-down, commissions or adjustments, and may not represent actual transactions.

	BID PRICES
QUARTER ENDED	$	HIGH	$	LOW
2003 Fiscal Year:

March 31, 2003		.31		.21

June 30, 2003		1.25		.30

September 30, 2003		.65		.10

December 31, 2003.		1.25		.90

2004 Fiscal Year:

March 31, 2004		1.15		.51

June 30, 2004		1.60		.55

September 30, 2004		1.01		.55

December 31, 2004.		1.01		.55

     The Company has never declared or paid cash dividends on the Company Common Stock and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends on the Company’s Common Stock will be at the discretion of the Board of Directors of the Company and will be dependent on the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Company’s Board of Directors deems relevant. Additionally, the payment of dividends or distributions from the Carrier to the Company is restricted by the insurance laws and regulations of South Carolina.

     At March 25, 2005, there were approximately 761 holders of record of the Company Common Stock.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

     Investments and cash as of December 31, 2004, increased approximately $2.3 million over investments and cash as of December 31, 2003. The increase was primarily due to the continued growth of Carrier. The Carrier began writing policies in South Carolina in 2004. The Company’s investments of $3.3 million are in money market accounts and a US treasury bill. Management believes the trade-off between higher yields and risk avoidance is appropriate for an early growth company.

     Premiums receivable as of December 31, 2004, increased approximately $0.8 million compared to December 31, 2003. The increase is directly related to Carrier’s entry into the state of South Carolina and represents amounts due from Carrier’s insureds. The Company’s policy is to write off receivable balances immediately upon cancellation, and the Company does not consider an allowance for doubtful accounts to be necessary.

     Reinsurance recoverable as of December 31, 2004, increased approximately $5.9 million to approximately $10.5 million. The increase is directly related to the carrier’s continued growth. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $10.5 million represents the reinsurer’s portion of losses and loss adjustment expense. All amounts are considered current.

     Prepaid reinsurance premiums as of December 31, 2004, increased approximately $1.2 million compared to prior year end. The increase results from the Carrier’s continued growth in 2004 from its entry into a new state, and represents premiums ceded to its reinsurer which have not been fully earned.

     Property and equipment net of depreciation increased approximately $0.15 million as of December 31, 2004. The majority of the increase is attributable to the purchase of computer software and hardware at its corporate headquarters and leasehold improvements in its agencies.

     Deferred acquisition costs increased approximately $0.10 million at December 31, 2004, compared to December 31, 2003. The increase results from the Carrier’s continued growth in 2004. The amount represents agents’ commission and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earning of the related policy premiums.

     Accounts payable and accrued expense as of December 31, 2004, increased approximately $0.4 million to approximately $2.9 million. Approximately $1.0 million of the balance represents the Company’s liability for premium taxes. The majority of the balance of the increase represents commissions payable to the company’s agents and other expenses accrued but not paid.

     Intangible assets as of December 31, 2004, increased approximately $2.1 million compared to the balance as of December 31, 2003. This increase is directly related to the Company’s acquisition of an insurance agency in Georgia.

     Unearned premium as of December 31, 2004 increased approximately $2.0 million compared to December 31, 2003, and represents premiums written but not earned. This is a result of (i) the premium growth in the Carrier attributed to premiums written in South Carolina and (ii) Carrier’s commencement of operations in April 2003, resulting in only nine months of operating activity in 2003 compared to twelve months in 2004.

     Unpaid losses and loss adjustment expenses increased approximately $6.2 million as of December 31, 2004, compared to December 31, 2003. This amount represents management estimates of future amounts needed to pay claims and related expenses and is the result of Carrier’s operations.

     Reinsurance payable as of December 31, 2004 increased approximately $1.1 million compared to the balance at December 31, 2003. The amount represents premiums owed to the Company’s reinsurer. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses.

     Long term debt as of December 31, 2004 increased approximately $0.4 million compared to December 31, 2003. The change results from payment of $0.7 million to the Company’s Chairman related to the promissory note payable to him and as a result of the purchase of a Georgia insurance agency, the Company issued a promissory note in the amount of $1.1 million.

Liquidity and Capital Resources

     Net cash provided by operating activities for the 12 months ended December 31, 2004, was $1.7 million compared to net cash provided by operating activities of $2.2 for the same period of 2003. The decrease is primarily the result of Carriers commencement of operations in April 2003, which resulted in a higher initial growth of cash flow as opposed to 2004 when the book of business began to mature. Agencies also experienced greater operating losses in 2004 than 2003 which partially contributed to the decrease.

     Investing activities for the 12 month period ended December 31, 2004 consisted of the purchase of all of the assets of a Georgia insurance agency. Also, the Carrier purchased investments to comply with various Department of Insurance requirements for issuance of Certificates of Authority.

     Financing activities for the 12 month period ended December 31, 2004, included payments of accrued interest of $0.7 million to the Company’s Chairman and the issuance of preferred stock resulting in additional capital of approximately $2.1 million.

     The Company’s liquidity and capital needs have been met in the past through premium, commission, and fee income and loans from its Chairman and Chief Executive Officer. The Company’s debt consists of unsecured promissory notes payable to its Chairman and Chief Executive Officer. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal beginning in December 2004. As a result of the acquisition of the Georgia agency, the Company has an unsecured promissory note payable to the President of the Agencies. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning July 2005.

     On June 30, 2004, the Company closed a private placement of equity of approximately $1.2 million. The Company issued 240,000 shares of Series A Preferred Stock with a semi-annual dividend of $0.20 per share. The Company issued an additional 186,000 shares of Series A Preferred on August 13, 2004, for $0.9 million.

     The growth of the Company has and will continue to strain its liquidity and capital resources. The Carrier is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of December 31, 2004, Carrier’s Capital and Surplus was approximately $3.5 million.

Results of Operations

     The Company reported a net loss of approximately $50,000 for the 12 months ended December 31, 2004, compared to a net loss of approximately $1.2 million for the 12 months ended December 31, 2003.

     The Company’s 2004 improved results are primarily due to improved loss and loss adjustment expenses(“Loss Ratio”) in the Carrier. The Carrier’s actual Loss Ratio for 2004 was approximately 74% compared to approximately 80% in 2003. The Carrier also entered the State of South Carolina which generated approximately $6.5 million in premiums, resulting in more fee and commission revenue than 2003, offset in part by the Agencies results which were affected by the opening of four new offices which have not generated revenues sufficient to cover their expenses. In addition, the hurricane activity during September 2004 caused the closing of several locations for a number of days resulting in a decline in revenue for the period.

     Gross premiums written for the 12 month period ended December 31, 2004, were approximately $30.6 million. Carrier commenced operations in April 2003. As a result, in 2003 Carrier recorded approximately $17.4 million in written premiums. The Company cedes approximately 70% of its gross premiums written to its reinsurer and the amount ceded for the 12 months ended December 31, 2004, was approximately $20.8 million. The Company’s net earned premium, after deducting reinsurance, was approximately $9.0 million for the 12 months ended December 31, 2004 and compares to approximately $3.5 million for 2003.

     Commission income for the period ending December 31, 2004 increased compared to December 31, 2003, by approximately $1.4 million. The Carrier pays MGA commission on the 30% of premium which the Carrier retains and is subsequently eliminated upon consolidation. The amount eliminated was approximately $2.3 million for the year ended December 31, 2004. Agencies receive commissions from the carriers whose policies they sell. Commission rates vary between carriers and are applied to written premium to determine commission income.

     Managing general agent fees for the 12 months ended December 31, 2004, was approximately $3.3 million, or an increase of approximately $0.7 million when compared to the same period of 2003. The increase was generated by an increase in the number of policies sold.

     Other fee income decreased approximately $40,000 for the twelve month period ended December 31, 2004 compared to the same period in 2003. Agencies collect fees for various services performed and for additional products sold to insureds. Hurricane activity in the state of Florida during September 2004 caused the closing of several offices for a number of days resulting in a decline in fee income. In addition, Agencies have begun to write more direct bill policies which have a lower potential for fee income.

     After deducting reinsurance, losses and loss adjustment expenses were approximately $4.9 million for the 12 months ended December 31, 2004. Carrier commenced operations in April 2003, therefore, the loss and loss adjustment expense was less in 2003. As a percentage of earned premiums, this amount decreased for the twelve month period ended December 31, 2004 as opposed to the same period in 2003. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims.

     Other operating expenses, including selling and general, depreciation and amortization, and interest increased approximately $3.8 million for the 12 month period ended December 31, 2004, when compared to the same period of 2003. This increase is partially due to costs of the Carrier for a twelve month period in 2004 as opposed to 2003. The Carrier and MGA also experience proportionate increases in selling costs as the premiums written increased. Agencies experienced increased costs associated with the opening of four new stores in 2004.

Item 7. FINANCIAL STATEMENTS

     The Company’s consolidated financial statements (see “Index to Financial Statements” attached hereto) for the fiscal year ended December 31, 2004, as well as the fiscal year ended December 31, 2003, together with the notes thereto, have been audited by the independent accounting firm of Miller Ray Houser & Stewart, LLP, whose opinion thereto is included herein, which is included in this Report beginning at page F-1 hereof.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the fiscal year ended December 31, 2004, there was no disagreement with the Company’s accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report on Form 10-KSB, the Company’s Chief Executive Officer and its Controller carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company’s Chief Executive Officer and Controller have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed for the Company’s annual meeting of shareholders scheduled to be held on May 25, 2005.

Item 10. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed for the Company’s annual meeting of shareholders scheduled to be held on May 25, 2005.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed for the Company’s annual meeting of shareholders scheduled to be held on May 25, 2005.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed for the Company’s annual meeting of shareholders scheduled to be held on May 25, 2005.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit
Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AAHoldings Acquisition Sub, Inc., AAHoldings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 16, 2003)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003)

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 9, 2003)

3.3	By-Laws of the Company (incorporated by reference to the Company’s Form 10 filed on May 30, 1972)

3.4	Amendment to the Company’s By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000)

3.5	Amendment to the Company’s By-Laws adopted June 26, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003)

3.6	Amendment to the Company’s By-Laws adopted June 15, 2004

10.1	Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on October 20, 2000)

10.2	Note to Guy Millner, Director and Chairman of the Board

10.3	Note to Lawrence Stumbaugh, Director and Chief Executive Officer

10.4	Note to Guy W. Millner, Director and Chairman of the Board

10.5	Asset Purchase Agreement, Thomas-Cook Holding Company (incorporated by reference to Exhibit 2.1, 10.1, and 10.2 to the Company’s Current Report on Form 8K dated August 3, 2004)

10.6	Jim Cook Employment Agreement dated July 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K dated August 3, 2004)

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s annual report on Form 10KSB for the year ended March 31, 2003)

21.1	List of Subsidiaries

Exhibit
Number	Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

     The Company filed the following Current Reports on Form 8K during the quarter ended December 31, 2004:

     October 15, 2004

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the definitive proxy statement to be filed for the Company’s annual meeting of shareholders scheduled to be held on May 25, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

ASSURANCEAMERICA CORPORATION

Date: March 30, 2005	By:	/s/ Lawrence Stumbaugh

Lawrence Stumbaugh, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lawrence Stumbaugh	Chief Executive Officer and Director	Date: March 30, 2005
(Principal Executive Officer)
Lawrence Stumbaugh
/s/ Kevin Brawner	Controller	Date: March 30, 2005
(Principal Financial and Accounting Officer)
Kevin Brawner

/s/ Guy W. Millner	Chairman of the Board of Directors	Date: March 30, 2005

Guy W. Millner

/s/ Donald Ratajczak	Director	Date: March 30, 2005

Donald Ratajczak

/s/ Quill O. Healey	Director	Date: March 30, 2005

Quill O. Healey

/s/ John E. Cay , III	Director	Date: March 30, 2005

John E. Cay, III

/s/ Kaaren J. Street	Director	Date: March 30, 2005

Kaaren J. Street

/s/ Sam Zamarripa	Director	Date: March 30, 2005

Sam Zamarripa

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Report of Independent Public Accountants

The Board of Directors and Stockholders
AssuranceAmerica Corporation

We have audited the accompanying consolidated balance sheets of AssuranceAmerica Corporation (a Nevada corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Miller Ray Houser & Stewart LLP
Atlanta, Georgia
March 15, 2005

ASSURANCEAMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
Assets
Short term investments	$400,000	$300,000
Cash and cash equivalents	7,059,188	5,455,553
Long term investments	599,808	—
Investment Income due and accrued	734	20,971
Receivable from insured	5,170,840	4,335,712
Reinsurance recoverable(including $3,084,838 and $1,490,219 on paid losses)	10,543,775	4,639,626
Prepaid reinsurance premium	5,291,830	4,048,201
Deferred acquisition costs	224,842	124,505
Property and equipment (net of accumulated depreciation of $1,097,131 and $830,078)	1,185,081	1,035,975
Due from related party	30,783	30,783
Other receivables	245,677	—
Prepaid expenses	52,260	139,965
Intangibles(net of accumulated amortization of $1,198,396 and $1,097,563)	5,399,789	3,322,122
Security deposits	89,158	70,016
Total assets	$36,293,765	$23,523,429

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,904,640	$2,519,084
Unearned premium	7,833,189	5,861,592
Unpaid losses and loss adjustment expenses	10,655,625	4,499,152
Reinsurance payable	4,936,933	3,879,340
Provisional commission reserve	1,060,883	1,007,333
Debt, related party	7,376,279	7,004,658
Dividends payable	—	—
Capital lease obligations	265,545	130,320

Total liabilities	35,033,094	24,901,479

Stockholders’ equity
Common stock, .01 par value (authorized 60,000,000, outstanding 46,577,090)	465,771	452,111
Preferred Stock, 0.01 par value (authorized 5,000,000, outstanding 426,000)	4,260	—
Surplus-paid in	8,872,943	6,118,644
Accumulated deficit	(8,082,303)	(7,945,805)

Total stockholders’ equity	1,260,671	(1,378,050)

Total liabilities and stockholders’ equity	$36,293,765	$23,523,429

See accompanying notes and report of independent accountants.

ASSURANCEAMERICA CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2004	2003
Revenue:
Gross premiums written	$30,556,941	$17,377,713
Gross premiums ceded	(20,783,807)	(12,082,097)
Net premiums written	9,773,134	5,295,616
Increase in unearned premiums, net of prepaid reinsurance premiums	(727,968)	(1,813,390)

Net premiums earned	9,045,166	3,482,226

Commission income	10,921,633	9,552,622
Managing general agent fees	3,341,575	2,618,638
Net investment income	30,709	24,290
Other Fee Income	848,314	892,201

Total revenue	24,187,397	16,569,977

Expenses:
Losses and loss adjustment expenses	4,928,243	2,370,835
Selling, general, and administrative	18,386,844	14,626,687
Depreciation and amortization expense	339,993	243,056
Interest Expense	580,615	541,373

Total operating expenses	24,235,695	17,781,951

Loss before provision for income tax expense	(48,298)	(1,211,974)
Income Tax Provision	—	—

Net Loss	(48,298)	(1,211,974)

Dividends on preferred stock	85,200	—

Net loss attributable to common stockholders	($133,498)	($1,211,974)

Earnings per common share
Basic	(0.003)	(0.05)
Diluted	(0.003)	(0.05)
Weighted average shares outstanding-basic	45,771,315	23,701,638
Weighted average shares outstanding-diluted	45,771,315	23,701,638

See accompanying notes and report of independent accountants.

ASSURANCEAMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY
For the years ended December 31, 2004 and 2003

	Members’	Common	Preferred	Paid in	Accumulated
	deficit	Stock	Stock	Capital	Deficit	Total

Balance, December 31, 2002	($236,831)	$—	$—	$—	$—	($236,831)

Acquisition and recapitalization	236,831	450,611	—	6,039,389	(6,736,831)	(10,000)

Stock issued in lieu of compensation	—	1,500	—	36,000	—	37,500

Capital contribution	—	—	—	43,255	—	43,255

Net Loss	—	—	—	—	(1,211,974)	(1,211,974)

Balance, December 31, 2003	—	452,111	—	6,118,644	(7,948,805)	(1,378,050)

Stock issued -	—	13,660	4,260	2,781,829	—	2,799,749

Stock issuance expenses -	—	—	—	(27,530)	—	(27,530)

Preferred dividends paid -	—	—	—	—	(85,200)	(85,200)

Net loss -	—	—	—	—	(48,298)	(48,298)

Balance, December 31, 2004	$—	$465,771	$4,260	$8,872,943	$(8,082,303)	$1,260,671

See accompanying notes and report of independent accountants.

ASSURANCEAMERICA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	($48,298)	($1,211,974)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	339,993	243,056
Changes in assets and liabilities:
Receivables	(835,128)	(4,335,712)
Prepaid expenses and other assets	(7,285,513)	(8,409,712)
Unearned premiums and other payables	9,239,213	14,240,084
Accounts payable and accrued expenses	385,555	1,839,278
Deferred acquisition costs	(100,337)	(124,505)
Security deposits	(19,142)	(21,175)

Net cash provided by operating activities	1,676,343	2,219,340

Cash flows from investing activities:
Purchases of property and equipment	(199,464)	(457,612)
Purchase of investments	(699,808)	(257,000)
Acquisition of agency	(462,000)	—

Net cash used by investing activities	(1,361,272)	(714,612)

Cash flows from financing activities:
(Repayments) proceeds from related party debt, net	(706,379)	3,422,782
Advances to related party	—	(12,595)
Preferred dividends paid	(85,200)	—
Repayments on capital lease obligations	(32,077)	(7,311)
Stock issuance	2,112,220	80,755
Purchase of members’ interest	—	(80,000)

Net cash provided by financing activities	1,288,564	3,403,631

Net increase in cash and cash equivalents	1,603,635	4,908,359

Cash and cash equivalents, beginning of period	5,455,553	547,194

Cash and cash equivalents, end of period	$7,059,188	$5,455,553

See note 15 for supplemental cash flow information.

See accompanying notes and report of independent accountants.

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1)	Description of Business

AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company comprised of AssuranceAmerica Insurance Company (“Carrier”), AssuranceAmerica Managing General Agency, LLC (“MGA”), and Trustway Insurance Agencies, LLC (“Agencies”), each wholly-owned. The Company solicits and underwrites nonstandard private passenger automobile insurance.

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

Investments

All of the Company’s investment securities have been classified as available-for-sale because all of the Company’s securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among other reasons. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders’ equity, net of related deferred income taxes.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. For the years ended December 31, 2004 and December 31, 2003, there are no unrealized losses.

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

Cash and Cash Equivalents Cash and Cash equivalents include cash demand deposits, money market accounts, and bank certificates of deposit with a maturity of less than three months.

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

Deferred Acquisition Costs

Deferred acquisition costs (“DAC”) include premium taxes and commissions incurred in connection with writing business. These costs are deferred and amortized over the period in which the related premiums are earned. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes that these costs will be fully recoverable and, accordingly, no reduction in DAC has been recognized.

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Leased Property Under Capital Lease

Leased property under capital lease is recorded as a capital asset and amortized on a straight-line basis over the estimated useful life of the property. The property and the related lease obligation are disclosed on the balance sheet.

Property And Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: furniture and leasehold improvements – 5 to 7 years; equipment – 3 to 5 years; automobiles – 5 years; software currently in service – 3 to 10 years. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred.

Losses And Loss Adjustment Expenses

The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates for losses for claims reported prior to the balance sheet dates, estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any adjustments resulting therefrom are reflected in current operations.

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

Contingent Reinsurance Commission

The Company’s reinsurance contract provides ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions is determined by the loss experience for the reinsurance agreement term. The reinsurer provides commissions on a sliding scale with maximum and minimum achievable levels. The reinsurer provides the Company with the provisional commissions. The Company has recognized the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable.

Stock-Based Compensation

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The provisions of SFAS 123 allow companies to either expense the estimated fair value of employee stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to apply APB No.25 in accounting for its employee stock option plan.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement balances as well as the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates used.

Similar to other property and casualty insurers, the Company’s liability for unpaid losses and loss adjustment expenses, although supported by actuarial projections and other data is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, management believes that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations. In addition, the realization of the Company’s deferred income tax assets is dependent on generating sufficient future taxable income. It is reasonably possible that the expectations associated with these accounts could change in the near term and that the effect of such changes could be material to the consolidated financial statements.

Risk

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

(I)	LEGAL/REGULATORY RISKS – the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in two states, it is more exposed to this risk than some of its more geographically balanced competitors.

(II)	CREDIT RISK – the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers, and by providing for any amounts deemed uncollectible.

(III)	INTEREST RATE RISK – the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss.

Amortization of Intangible Assets

Intangible assets consist of noncompetition agreements and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board (“FASB”)’s Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. Based upon it most recent analysis, the Company believes that no impairment of Goodwill exists at December 31, 2004 and 2003. The noncompetition agreements were amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense for the years ended December 31, 2004 and 2003 was $100,833 and $0, respectively.

Advertising

Advertising costs are expensed as incurred. Expense for the years ended December 31, 2004 and 2003 was $787,307 and $675,815, respectively.

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)	Investments

Securities with a carrying value of $874,808 and $175,000 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities as of December 31, 2004 and 2003, respectively.

A summary of investments is as follows:

	December 31, 2004	December 31, 2003
Short Term Bank CDs	$400,000	$300,000
US Treasury Bill	$599,808	$—

(4)	Property and Equipment

A summary of property and equipment is as follows:

	2004	2003
Furniture and equipment	$305,687	$301,656
Computer equipment	1,029,394	769,496
Computer software	432,285	425,550
Telephone systems	44,167	27,362
Leasehold improvements	470,679	341,989
Less: accumulated depreciation	(1,097,131)	(830,078)

	$1,185,081	$1,035,975

Depreciation expense was $239,160 and $243,056 in 2004 and 2003, respectively.

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(5) Reinsurance

The Company reinsures (cedes) a portion of its written premiums on a quota-share basis to nonaffiliated insurance companies in order to limit its loss exposure. The impact of reinsurance on the financial statements is as follows:

	2004	2003†
Premiums written:
Direct	30,556,941	17,377,713
Ceded	20,783,807	12,082,097
Net	9,773,134	5,295,616
Premiums earned:
Direct	28,585,344	11,516,120
Ceded	19,540,178	8,033,894
Net	9,045,165	3,482,226
Losses and loss adjustment expenses incurred:
Direct	22,158,061	9,268,200
Ceded	15,509,149	6,487,740
Net	6,648,912	2,780,460
Unpaid losses and loss adjustment expense:
Direct	10,655,627	4,499,152
Ceded	7,458,939	3,149,406
Net	3,196,688	1,349,746
Unearned premiums:
Direct	7,833,189	5,861,591
Ceded	5,291,830	4,048,201
Net	2,541,359	1,813,390

† The Company’s Carrier did not begin operations until April 1, 2003

The Company received approximately $5,403,789 in commissions on premiums ceded during 2004. Had all of the Company’s reinsurance agreements been canceled at December 31, 2004, the Company would have returned approximately $1,375,876 in reinsurance commissions to its reinsurers and its reinsurers would have returned approximately $5,291,830 in unearned premiums to the Company.

(6)	Unpaid Losses and Loss Adjustment Expenses

The liability for unpaid losses and loss adjustment expenses is determined on an individual case basis for all incidents reported. The liability also includes amounts for uncollected expenses, anticipated future claim development and losses incurred but not reported (IBNR).

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

A summary of unpaid losses and loss adjustment expenses is as follows:

	2004	2003†
Case basis	$1,650,429	$742,998
IBNR	1,546,258	606,747

Total	$3,196,687	$1,349,745

†	The Company’s carrier did not begin operation until April 1, 2003

(7)	Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that the carrier maintain capital and surplus at a minimum of $3.0 million. At December 31, 2004, the carrier’s capital and surplus was $3,529,564. Further, the carrier is required to adhere to a prescribed net premium-to-surplus ratio. For the year ended December 31, 2004, the carrier was in compliance with this requirement.

Under South Carolina Insurance Code, the carrier must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent (10%) of policyholder surplus or net income, minus realized capital gains, whichever is greater.

The Company is required to comply with NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2004, based upon calculations using the appropriate NAIC formula, the carrier’s total adjusted capital is in excess of ratios which would require any form of regulatory action.

The NAIC has developed Insurance Regulatory Information Systems (“IRIS”) ratios to assist state insurance departments in identifying companies, which may be developing performance or solvency problems, as signaled by significant changes in the companies’ operations. Such changes may not necessarily result from any problems with an insurance company, but may merely indicate changes in certain ratios outside the ranges defined as normal by the NAIC. When an insurance company has four or more ratios falling outside the NAIC’s defined “usual” ranges, state regulators may investigate to determine the reasons for the variance and whether corrective action is warranted. As of December 31, 2004, the carrier was outside NAIC’s usual ranges with respect to its IRIS tests on three out of twelve ratios.

(8)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases primarily for office space and certain equipment. These leases are classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Year Ending
December 31,	Amount
2005	$689,787
2006	571,410
2007	459,772
2008	301,489
2009	285,000
Thereafter	1,671,000

$3,978,458

Rent expense totaled $899,693 and $716,189 for 2004 and 2003, respectively. The Company has sub-leased part of its premises for the period April 28, 2003 to August 31, 2005 with rental income of $6,148 per month for the first year, $6,233 per month for the second year and $6,317 per month for the remaining period of the lease.

In 2004, the Company paid to a third party 0.4% of written premium for the use of their software. This agreement was amended in 2005 to a monthly amount of $8,000. The agreement is subject to a 5% annual increase and is renewable at the option of the Company. The expense for 2004 was $138,606.

Provisional Commission Reserve

The Company has received commissions from its reinsurers based on the current loss experience for the Treaty year premiums. The following is a summary of the Company’s liability for excess provisional commissions received:

Treaty Year	Amount
2001	-0-
2002 #1	-0-
2002 #2	-0-
2003 #1	-0-
2003 #2	471,079
2004 #1	589,804

Total	$1,060,883

(9)	Long-Term Debt

The Company has various notes payable to related parties totaling to $7,376,279 at year end.

The annual maturities of principal payable on long-term debt are as follows:

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Year Ending
December 31,	Amount
2005	$1,801,830
2006	1,459,333
2007	1,459,334
2008	1,000,000
2009	500,000
Thereafter	1,155,782

$7,376,279

The Company’s debt consists of unsecured promissory notes payable to its Chairman and Chief Executive Officer. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal beginning in December 2004. As a result of the acquisition of the Georgia agency, the Company has an unsecured promissory note payable to the President of the Agencies. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning July 2005.

(10)	Related Party Transactions

One of the Company’s directors is the Chief Executive Officer of Palmer & Cay, Inc., an insurance brokerage firm that handles the Company’s corporate insurance. Insurance premiums paid to the firm amounted to approximately $60,199 and $56,877 for the years ending December 31, 2004 and 2003, respectively.

(11)	Net Income (Loss) Per Share

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Stock options and warrants have not been included in the diluted loss per share calculations as their inclusions would have been antidilutive. Potential common shares not included in the calculations of net loss per share for the year ended December 31, 2004 and 2003 are as follows:

	2004	2003
Warrants	245,000	245,000
Stock Options	3,058,000	1,994,000

	3,303,000	2,239,000

(12)	Stock Based Compensation

The Company’s 2000 Stock Option Plan provides for the granting of stock options to officers, key employees, valued directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. Options become exercisable at various dates and are issued with exercise prices no less than the Fair Market Value of the Common Stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of Fair Market Value.)

The aggregate number of common shares authorized under the plan is currently 5,000,000. Prior to the merger with AssuranceAmerica Corporation, a Georgia corporation, the Company had issued options to purchase 948,918 shares of common stock and AssuranceAmerica had issued options to purchase 1,300,000 shares of common stock. In connection with such merger, the outstanding options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company’s common stock under the

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

Company’s 2000 Stock Option Plan. A summary of all employee stock option activity during the years ended December 31 follows:

	2004		2003
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	2,238,918	$1.93	2,248,918	$2.01
Add (deduct):
Granted	1,090,000	$0.50	250,000	$0.25
Exercised	(6,000)	$0.25	—	—
Cancelled	(20,000)	$4.25	(260,000)	$0.96

End of year	3,302,918	$1.45	2,238,918	$1.93
Exercisable, end of year	1,173,550	$3.39	908,918	$4.39

The following employee stock options were outstanding or exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	of Shares	Life	Price	Shares	Price

< $1.00	2,414,000	4.40 years	$0.36	284,632	$0.25
$1.00 < $3.00	100,000	0.28 years	$1.13	100,000	$1.13
$3.00 < $4.00	210,000	0.35 years	$3.26	210,000	$3.26
$4.00 < $5.00	9,000	0.35 years	$4.67	9,000	$4.67
$5.00< $6.50	569,918	1.51 years	$5.38	569,918	$5.38

	3,302,918	3.51 years	$1.45	1,173,550	$3.39

The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”.) The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options awarded or to continue to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”,) but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to apply APB No. 25 in accounting for its stock option plan, including stock awards to non-employee directors.

	For the twelve months ending
	December 31,
	2004	2003
Net income (loss) as reported	$(48,298)	$(1,211,974)
Compensation effect	(82,270)	(42,746)

Pro forma net income (loss)	$(130,568)	$(1,254,720)
Basic and diluted net income attributable to common stockholders
As reported	(0.003)	(0.05)
Proforma	(0.003)	(0.05)

The weighted-average fair value of options granted during the twelve months ended December 31, 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was $0.1813. The weighted average fair value of options granted during 2003, estimated on the date of grant using the Black-Scholes option-pricing model, was $0.1607. The fair value of options granted is estimated on the date of grant using the following assumptions:

	December 31, 2004	December 31, 2003
Expected volatility	40%	80%
Risk-free interest rate	1.15%	1.5%
Expected life (in years)	5.0	5.0

The total fair value of the options granted during the years ended December 31, 2004 and 2003 was computed to be $197,617 and $213,731, respectively, which would be amortized over the vesting period of the options.

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(13)	Capital Leases

The Company’s property under capital leases, which is included in property and equipment is summarized as follows:

Property and equipment	$265,545
Less: accumulated depreciation	( -0-)

$265,545

  Amortization of leased assets is included in depreciation expense.

  Future minimum lease payments under capital leases at December 31, 2004 are as follows:

Year Ending
December 31,	Amount
2005	$63,989
2006	63,989
2007	63,989
2008	63,989
2009	63,989

319,945
Less amount representing interest	54,400

Present value of future minimum lease
Payments	$265,545

(14)	Income Taxes

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

At December 31, 2004, the Company has net operating loss carry forwards for U.S. federal and state income tax purposes of approximately $4,995,000 which expire in varying amounts beginning in the year 2015. Utilization of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

The provision for federal and state income taxes for the years ended are as follows:

December 31,
	2004	2003

Current	$—	$—
Deferred	—	—

	—	—

Total provision for income taxes	$—	$—

The Company’s total deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2004	2003

Total deferred tax assets	$2,093,000	$1,586,600
Total deferred tax (liability)	(214,600)	(108,700)

Total income tax benefit	1,878,400	1,477,900
Less valuation allowance	(1,878,400)	(1,477,900)

	$—	$—

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2015	$260,473
Expires 2016	645,872
Expires 2017	794,848
Expires 2022	1,008,921
Expires 2023	1,014,886

$3,725,000

(15)	Supplemental Cash Flow Information

Cash paid during the year:	2004	2003
Interest	$580,615	189,500
Income Taxes	—	—

During the year ended December 31, 2004 and 2003, the Company granted shares of 20,000 each to two of its Board of Directors members as compensation for services.

On August 1, 2004, the Company purchased Thomas-Cook Holding Company. As part of the purchase agreement, the Company issued a note payable in the amount of $1,078,000. The Company also issued stock as a part of the purchase agreement with an agreed upon value of $660,000.

In 2004, the agencies also replaced its existing copier agreement with a new agreement. The amount capitalized under the capital lease obligation was $265,545; see note 13 for more detailed information.

During the year ended December 31, 2003, the Company granted one of its officers 150,000 shares valued at $37,500 as a part of salary compensation.

(16)	Defined Contribution Plan

The Company’s employees participate in the AssetAmerica 401(k) defined contribution retirement plan (an affiliated company). Under the plan, the Company can elect to make discretionary contributions. The company did not make contributions in 2004 and 2003. The plan currently does not match employee contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(17)	Recent Accounting Pronouncements

In December, 2004 the Financial Accounting Standards Board (“FASB”) published Statement of Financial Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The provisions of SFAS 123R become generally accepted accounting principles beginning with the first interim or annual period after June 15, 2005. Such provisions will affect the way that the Company accounts for stock-based compensation plans and will result in increased compensation expense of a presently indeterminable amount being included in the Company’s results of operations after the effective date of such provisions.

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(18)	Changes in Accounting for Goodwill and other Intangible Assets

Intangible Assets include the following:

	2004	2003
Goodwill	5,108,185	3,809,685
Non compete clause	610,000	610,000
Renewal list	660,000	—
Restrictive covenants	220,000	—

	6,598,185	4,419,685
Less:Accumulated amortization	(1,198,396)	(1,097,563)

	5,399,789	3,322,122

The estimated aggregate amortization expense for each of the succeeding five fiscal years is:

2005	$242,000
2006	196,167
2007	132,000
2008	132,000
2009	77,000
Total	$779,167

(19)	Concentration of Credit Risk

Financial instruments that potentially subject the company to significant concentrations of credit risk consist principally of cash. The company maintains cash and cash equivalents with various financial institutions. The Company’s policy is to maintain balances with high credit quality financial institutions. The company has not sustained material credit losses from instruments held at financial institutions.

The Company maintains a relationship with two reinsurers. The Company performs periodic evaluations of the relative credit standing with each of these companies.

(20)	Selected Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Revenue	6,045,807	5,944,693	5,984,869	6,212,028
Gross Profit	225,770	(126,001)	(132,808)	(15,259)
Net income attributable to common shareholders	225,770	(126,001)	(166,108)	(67,159)
Diluted net earnings per share attributable to common shareholders	0.005	(0.003)	(0.004)	(0.001)

2003
Revenue	4,320,783	3,267,396	4,450,611	4,531,187
Gross Profit	19,141	(326,379)	(238,843)	(665,893)
Net income attributable to common shareholders	19,141	(326,379)	(238,843)	(665,893)
Diluted net earnings per share attributable to common shareholders	0.001	(0.010)	(0.005)	(0.028)

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(21)	Subsequent Events

On January 19, 2005, the Company acquired Cannon Insurance Agency, Inc. and E&S Insurance Services, Inc., pursuant to an Asset Purchase Agreement. Pursuant to the agreement, as consideration for the purchased assets, the Company issued to the sellers an aggregate of 3,600,000 shares of the Company’s common stock.

(22)	Reclassification

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentations.

(23)	Preferred Stock

On June 30, 2004, the Company issued 240,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $1.2 million. On August 13, 2004, the Company issued an additional 186,000 of Series A Convertible Preferred Stock for approximately $0.9 million. The Series Convertible Stock pays a semi-annual dividend of $0.20 per share. Each share of preferred stock is convertible into ten shares of common stock.

(24)	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company’s capital lease obligations approximate fair value because of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations as December 31, 2004 and 2003.

(25)	Business Combination

As reported in the Current Report on Form 8-K filed by AssuranceAmerica Corporation (the “Company”) on August 3, 2004, the Company purchased all of the assets of Thomas Cook Holding Company (the “Seller”.) The Company acquired the Seller as part of management’s strategy to increase its agency operation through acquisitions. The financial statements contain the results of operations of the Seller from the purchase date of the entity August 1, 2004. In consideration for the purchase of the assets of the Seller, the Company paid $462,000 in cash, issued the Seller a promissory note in the amount of $1,078,000, and issued to Seller 1,320,000 shares of the Company’s common stock. For purposes of the acquisition, management valued the common stock at $0.50 per share based upon a number of factors including (i) the shares are restricted and therefore are not freely tradable, (ii) even if not restricted, the volume of trading is very low, and (iii) the Company’s private placement of convertible preferred stock in 2004, valued the common stock at $0.50 per share, the conversion price.

As part of the total purchase price, the Company assigned $220,000 to restrictive covenants amortized over a two year period. The Company assigned approximately $660,000 to the purchased book of business amortized over a five year period. The Company assigned $1,298,000 to Goodwill which is being valued in accordance with FAS 142 and is expected to be deducted for income tax purposes over the next 15 years.

The pro forma statement of operations of the Company and the Seller for the periods ended December 31, 2004 and 2003 are presented to give effect to the acquisition of Seller’s assets as if it had occurred at the beginning of those periods.

The pro forma statement of operations should be read in conjunction with the historical financial statements. The pro forma financial statements are not intended to be representative or indicative of the Company that would have been reported had the acquisition of the Seller’s assets been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the company.

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(Unaudited) Proforma Statement of Operations
For the periods ended December 31, 2004 and 2003

		2004			2003
	2004	Jan-July	2004	2003	Jan-Dec	2003
(in thousands)	Company	Seller	Total	Company	Seller	Total
Revenue	24,187	502	24,689	16,570	1,009	17,579
Net (loss) income	(133)	175	42	(1,212)	142	(1,070)
Earnings per share	(0.003)	0.004	0.001	(0.026)	0.003	(0.023)

(26)	Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AssuranceAmerica Insurance Company (“Carrier”), a property and casualty insurance company focuses on writing nonstandard automobile business in the state of Georgia and South Carolina. AssuranceAmerica Managing General Agency (“MGA”), markets Carrier’s policies through more than 500 independent agencies in Georgia and 100 in South Carolina. MGA receives commissions and other administrative fees related to the insurance transaction, which vary according to state insurance laws and regulations. Trustway Insurance Agencies (“Agencies”) is comprised primarily of approximately 30 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia and Florida.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation and interest.

Following are operating results for the Company’s various segments:

	MGA		Agencies		Carrier		Company
(in thousands)	2004	2003	2004	2003	2004	2003	2004	2003

Revenues from external customers	8,120	6,851	6,991	6,212	9,076	3,483	—	—
Intersegment revenues	2,278	1,125	—	—	764	434	811	844
Interest expense	39	45	283	267	—	—	—	—
Depreciation and amortization	175	151	165	91	—	—	—	—
Segment income(loss)	(7)	(1,325)	(283)	124	783	128	(541)	(139)
Segment assets	1,598	1,206	6,679	4,533	29,569	18,895	6,088	2,174

(in thousands)	2004	2003
Revenue
Total revenue for reportable segments	28,040	18,949
Elimination of intersegment revenue	(3,853)	(2,403)
Total consolidated revenues	24,187	16,546
Profit and loss
Total loss for reportable segments	(48)	(1,212)
Loss before tax provision	(48)	(1,212)
Assets
Total assets for reportable segments	43,935	26,808
Elimination of intersegment balances	(7,641)	(3,285)
Total consolidated assets	36,294	23,523

(27)	Acquisition and recapitalization

On April 1, 2003, the Company merged with Brainworks Ventures, Inc. (“Brainworks”), a Nevada corporation. The combination was effected through an exchange of common stock whereby the former shareholders of the Company exchanged all of their shares in the Company for 42,790,000 newly issued shares of the common stock of Brainworks.

The combination was accounted for as an acquisition of Brainworks by the Company and as a recapitalization of the Company whereby retained earnings of the Company were carried forward after the merger.