Form 10KSB/A
period 2004-12-31
ASSURANCEAMERICA CORP
filed 2005-05-03
CIK 8497

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Amendment #1)

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

     Agencies is currently located primarily in the State of Florida. Agencies represents approximately ten carriers, and primarily sells nonstandard personal automobile insurance and related products. As remuneration for its services, Agencies receives commissions and various fees associated with the sale of the products of its appointing carriers.

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

     On April, 1, 2003, the Company, then known as Brainworks Ventures, Inc., consummated a merger with AssuranceAmerica Georgia. To effect the merger, AA Holdings, LLC, a Delaware limited liability company, merged with and into AssuranceAmerica Georgia for the purpose of converting the limited liability company into a corporation. Thereafter, pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, AAHoldings Acquisition Sub, Inc., AAHoldings, LLC and AssuranceAmerica Georgia, dated April 1, 2003 (the “Merger Agreement”), the shareholders of AssuranceAmerica Georgia exchanged an aggregate of 19,508,902 shares of AssuranceAmerica Georgia common stock, no par value, on a 1-for-1 basis, for shares of common stock, $0.01 par value, per share, of the Company (“Company Common Stock”). Due to an insufficient number of authorized shares of Company Common Stock, the shareholders of AssuranceAmerica Georgia continued to hold an aggregate of 23,241,098 shares of Series A Convertible Preferred Stock, no par value, of AssuranceAmerica Georgia (“AssuranceAmerica Georgia Preferred Stock”), which stock, pursuant to the terms of the Merger Agreement, was converted into shares of Company Common Stock, when the authorized number of shares of Company Common Stock was increased to a number sufficient to exchange each share of AssuranceAmerica Georgia Preferred Stock for one share of Company Common Stock. Upon conversion, the former shareholders of AssuranceAmerica Georgia held a total of 42,790,000 shares of Company Common Stock. Such conversion occurred simultaneously with the increase in the number of authorized shares of Company Common Stock. A special meeting of the shareholders of the Company was held on June 26, 2003, to vote upon a proposal to increase the number of authorized shares of Company Common Stock to permit such conversion of the AssuranceAmerica Preferred Stock. The proposal was approved by the Company’s shareholders.

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

     As a result of the merger, the Company ceased its historical business in order to focus upon the insurance business of AssuranceAmerica-Georgia.

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

Employees

     As of December 31, 2004, the Company had approximately 200 employees, all of whom were full-time.

Item 2. DESCRIPTION OF PROPERTY

     The corporate headquarters of the Company are located at RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. The Company currently leases its office space at the RiverEdge One facility under a 12-year lease that commenced on May 1, 2003.

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

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “ASAM.OB” There is currently a very limited trading market for the Company Common Stock. The following sets forth, for the respective periods indicated, the high and low bid prices of the Company Common Stock in the over-the-counter market, as reported and summarized by the OTC-BB. Such prices are based on inter-dealer bid and asked prices, without retail mark-up, mark-down, commissions or adjustments, and may not represent actual transactions.

	BID PRICES
QUARTER ENDED	$HIGH	$LOW
2003 Fiscal Year:
March 31, 2003	.31	.21
June 30, 2003	1.25	.30
September 30, 2003	.65	.10
December 31, 2003	1.25	.90
2004 Fiscal Year:
March 31, 2004	1.15	.51
June 30, 2004	1.60	.55
September 30, 2004	1.01	.55
December 31, 2004	1.01	.55

     The Company has never declared or paid cash dividends on the Company Common Stock and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends on the Company’s Common Stock will be at the discretion of the Board of Directors of the Company and will be dependent on the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Company’s Board of Directors deems relevant. Additionally, the payment of dividends or distributions from Carrier to the Company is restricted by the insurance laws and regulations of South Carolina.

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

     Reinsurance recoverable as of December 31, 2004, increased approximately $5.9 million, to approximately $10.5 million. The increase is directly related to the Carrier’s continued growth. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $10.5 million represents the reinsurer’s portion of losses and loss adjustment expense. All amounts are considered current.

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

     Accounts payable and accrued expense as of December 31, 2004, increased approximately $0.4 million to approximately $2.9 million. Approximately $1.0 million of the balance represents the Company’s liability for premium taxes. The majority of the balance of the increase represents commissions payable to the company agents and other expenses accrued but not paid.

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

     Reinsurance payable as of December 31, 2004 increased approximately $1.1 million, compared to the balance at December 31, 2003. The amount represents premiums owed to the Company’s reinsurer. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses.

     Long term debt as of December 31, 2004, increased approximately $0.4 million, compared to December 31, 2003. The change results from payment of $0.7 million to the Company’s Chairman related to the promissory note payable to him and as a result of the purchase of a Georgia insurance agency, the Company issued a promissory note in the amount of $1.1 million.

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

Results of Operations

     The Company reported a net loss of approximately $50,000 for the 12 month ended December 31, 2004, compared to a net loss of approximately $1.2 million for the 12 month ended December 31, 2003.

     The Company’s 2004 improved results are primarily due to improved loss and loss adjustment expenses (“Loss Ratio”) in the Carrier. The Carrier’s actual Loss Ratio for 2004 was approximately 74% compared to approximately 80% in 2003. The Carrier also entered the State of South Carolina which generated approximately $6.5 million in premiums, resulting in more fee and commission revenue than 2003, offset in part by the Agencies results which were affected by the opening of four new offices which have not generated revenues sufficient to cover their expenses. In addition, the hurricane activity during September 2004 caused the closing of several locations for a number of days resulting in a decline in revenue for the period.

     Gross premiums written for the 12-month period ended December 31, 2004, were approximately $30.6 million. Carrier commenced operations in April 2003. As a result, in 2003 Carrier recorded approximately $17.4 million in written premiums. The Company cedes approximately 70% of its gross premiums written to its reinsurer and the amount ceded for the 12 months ended December 31, 2004, was approximately $20.8 million. The Company’s net earned premium, after deducting reinsurance, was approximately $9.0 million for the 12 month ended December 31, 2004 and compares to approximately $3.5 million for 2003.

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

Item 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-KSB/A, the Company’s Chief Executive Officer and its Controller carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Controller have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and ages as of April 29, 2005, of the current members of our Board of Directors.

Name	Age	Position Held
Guy W. Millner	69	Chairman of the Board of Directors

Lawrence (Bud) Stumbaugh	64	Director, Chief Executive Officer & President

Donald Ratajczak	62	Director

Quill O. Healey	65	Director

John E. Cay III	59	Director

Kaaren J. Street	58	Director

Sam Zamarripa	52	Director

Meetings and Committees of the Board

     Our Board of Directors held four meetings during the year ended December 31, 2004. Each Director attended 75% or more of the aggregate number of meetings held by the Board of Directors and the Committee, if any, on which such Director served. The Board of Directors has a standing Compensation Committee. The Compensation Committee is composed of Mr. Healey, Chairman, Mr. Cay and Mr. Ratajczak. The Compensation Committee met once in 2004. The Compensation Committee is responsible for overseeing the compensation and benefits of our management and employees. Our Board does not have a standing Audit Committee. During the period ending December 31, 2004, the entire Board of Directors performed the function of an Audit Committee.

     Because approximately 81% of our outstanding common stock is beneficially held by two individuals, our Board of Directors feels that it is appropriate not to have to have a standing Nominating Committee. Each of the members of our Board of Directors participates in the consideration of Director nominees. Messrs. Healey, Cay, and Zamarripa, and Ms. Kaaren J. Street are “independent directors,” as defined in Rule 303A of the New York Stock Exchange Listed Company Manual. Messrs. Millner and Stumbaugh serve as our Chairman and President and Chief Executive Officer,

respectively, and Mr. Ratajczak served as our Chief Executive Officer until June 2003. As a result, Messrs. Millner, Stumbaugh and Ratajczak would not be considered “independent directors.” Our Board of Directors does not have a charter relating to the nomination of Directors. Our Board of Directors does not consider nominees for Director submitted by shareholders.

          Our Directors are expected to attend each annual shareholders meeting, but are not required to do so. Last year, Messrs. Millner, Stumbaugh, Healey, Cay and Ratajczak attended our annual shareholders meeting.

Executive Officers

          The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Positions Held
Guy W. Millner	69	Chairman

Lawrence (Bud) Stumbaugh	64	President and Chief Executive Officer

Renee A. Pinczes	42	Chief Financial Officer, Senior Vice President and Secretary

Joseph J. Skruck	40	President, AssuranceAmerica Managing General Agency, LLC (a subsidiary of the Company)

James C. Cook	40	President, Trustway Insurance Agencies, LLC (a subsidiary of the Company)

Biographies of Directors and Officers

     Guy W. Millner has served as the Chairman of the Board since June 2003. Mr. Millner served as Chairman of AA Holdings, LLC, the predecessor of the Company, from 1998 to 2003. From 1961 to 1999, Mr. Millner served as Chairman of Norrell Corporation, a leading provider of staffing and outsourcing solutions.

     Lawrence (Bud) Stumbaugh has served as our President and Chief Executive Officer and on our Board of Directors since June 2003. He served as President and Chief Executive Officer of AA Holdings, LLC from 1998 to 2003. Prior to joining AA Holdings, LLC, Mr. Stumbaugh was President and Chief Executive Officer of Lawmark International Corporation.

     Donald Ratajczak has served on our Board of Directors since 2000. Dr. Ratajczak previously served as the Chairman of our Board of Directors and our Chief Executive Officer from May 2000 to June 2003. From May 2000 to November 2000, Dr. Ratajczak also served as our President. From July 1973 to June 2000, he served as a professor and Director of Economic Forecasting Center at the J. Mack Robinson College of Business Administration at Georgia State University. Dr. Ratajczak also currently serves on the Board of Directors of the following organizations: Crown Crafts, Inc., a textile manufacturing company; T.B.C. Corporation, a tire distribution company, Ruby Tuesday, Inc., a food service company and Regan Holdings, an insurance marketing company. He is a consulting economist for Morgan, Keegan & Co., a broker/dealer company and a trustee for C.I.M. High Yield, a bond fund company.

          Quill O. Healey has served on our Board of Directors since June 2003 and is Managing Partner of Healey Investments, L.P. He retired as Chairman of Marsh, USA in 2001, after serving in that capacity since 1998.

          John E. Cay III has served on our Board of Directors since June 2003. He has served as Chairman and Chief Executive Officer of Palmer & Cay, Inc., a risk management and benefits consulting firm, since 1972.

          Sam Zamarripa has served on our Board of Directors since August 2004. He is a State Senator and Mr. Zamarripa has also been a managing partner of Heritage Capital Advisors, an investment banking services firm, for the last five years. Mr. Zamarripa is the director nominee requested by the majority holder of the Preferred Stock.

          Kaaren J. Street has served on our Board of Directors since November 2004. She has been the President of “K” Street Associates, Inc., a business development and consulting firm since 2003. From August 2001 to August 2003, Ms. Street served as the Associate Deputy Administrator for Entrepreneurial Development, for the U.S. Small Business Administration. Prior to 2001, Ms. Street served as Vice-President of Enterprise Florida, Inc., a public private partnership responsible for economic development and international trade in Florida.

          Renee A. Pinczes has served as our Chief Financial Officer, Senior Vice President and Secretary since March 2005. Prior to joining the company in March 2005, she spent 7 years with PRG-Schultz International as Vice President-Operations and Vice President-Strategic Planning and Analysis.

          Joseph J. (Joe) Skruck has served as the President and Chief Operating Officer of AssuranceAmerica Managing General Agency, LLC, an insurance subsidiary of the Company, since January 2002. He served as Senior Vice-President of Sun States Insurance Group from 1998 through 2001.

          James C. (Jim) Cook has served as the President of Trustway Insurance Agencies, LLC, an insurance subsidiary of the Company, since July 2004. For more than five years prior to joining AssuranceAmerica, he served as President of Thomas-Cook Holding Company, an insurance agency.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers and persons who own beneficially more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of such securities. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

     To the best of our knowledge, the Section 16(a) filing requirements applicable to our Directors, executive officers and greater than 10% beneficial owners were complied with during the year ended December 31, 2004; provided, however that (i) one Form 3 was filed late on February 4, 2005, by Ms. Street; (ii) one Form 4 to report a grant of an option to purchase common stock and one Form 4 to report the receipt of common stock as a bonus were reported late on February 4, 2005, by Mr. Skruck, (iii) one Form 3 to report ownership of stock and one Form 4 to report a grant of an option to purchase common stock was filed late on February 4, 2005, by Mr. Cook and (iv) one Form 4 to report the disposition of shares by gift was reported late on April 19, 2005 by Mr. Millner.

Code of Ethics

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and its executive officers.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation we awarded or paid for services rendered during the year ended December 31, 2004, to our Chief Executive Officer and to the two most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Annual
		Compensation (2)
	Year Ended December				Other Annual
Name & Principal Position (1)	31,	Salary ($)	Bonus ($)		Compensation (3)

Lawrence Stumbaugh, President & CEO	2004	155,683	—		16,322
	2003	175,000	—		—

Robert J. Cormican, Sr. VP, CFO &	2004	136,778	8,970	(3)	—
Secretary	2003	135,000	—		—

Joseph J. Skruck, President of	2004	127,231	7,995	(3)	—
AssuranceAmerica Managing General	2003	105,885	10,000		—
Agency, LLC, a subsidiary of the Company

(1)	Mr. Stumbaugh was appointed President and Chief Executive Officer effective April 1, 2003. Mr. Cormican was appointed Senior Vice President, Chief Financial Officer and Secretary effective April 1, 2003 and resigned effective February 11, 2005. Mr. Skruck was appointed President of AssuranceAmerica Managing General Agency, LLC, effective April 1, 2003.

(2)	In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical, group life insurance or other benefits that are available to all salaried employees and certain perquisites and other benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the officer’s salary and bonus shown in the table.

(3)	Amounts shown consist of certain perquisites, none of which had a value exceeding 25% of the total value of all perquisites provided.

(4)	The fair market value of stock bonuses awarded on December 31, 2004, to Messrs. Cormican and Skruck was $0.65 per share.

Option Grants In The Last Fiscal Year

          During the year ended December 31, 2004, we did not grant options to any of the Named Executive Officers.

Year-End Option Values

          None of the Named Executive Officers exercised any stock options during the year ended December 31, 2004. The following table provides information regarding the value of exercisable and unexercisable stock options held as of December 31, 2004, by each Named Executive Officer.

	Number of Securities Underlying		Value of Unexercised
	Unexercised Options at		In-the-Money Options at
	December 31, 2004		December 31, 2004 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Lawrence Stumbaugh	—	—	—	—

Robert J. Cormican	90,000	360,000	$36,000	$144,000

Joseph J. Skruck	90,000	360,000	$36,000	$144,000

(1)	The value of unexercised, in-the-money options is based on the closing price of our common stock on December 31, 2004, which was $0.65.

Director Compensation

                    Generally, our Directors are granted an option to purchase 50,000 shares of our common stock (exercisable over five years at fair market value on the date of the grant) upon their initial election to the Board of Directors. Annually, except as noted, each Director may choose between an award of 20,000 shares of our common stock or $2,500 per quarter. We reimburse each non-officer director for travel expenses related to attendance at Board and committee meetings.

          For the year ended December 31, 2004, Guy W. Millner and Lawrence Stumbaugh were not compensated in their capacity as Directors. Donald Ratajczak and John E. Cay III each accepted a grant of 20,000 shares of our common stock in lieu of cash compensation for their service for the year ended December 31, 2004. Quill O. Healey and Kaaren J. Street elected to receive cash compensation of $10,000 (four quarters) and $2,500 (one quarter), respectively, as remuneration for their service for the year ended December 31, 2004. Sam Zamarripa, as the Director representative of the majority holder of the Preferred Stock, serves without compensation from the Company.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table provides information concerning beneficial ownership of our common stock as of April 29, 2005, by: (i) each shareholder that we know owns more than 5% of our outstanding common stock; (ii) each of our Named Executive Officers; (iii) each of our Directors; and (iv) all of our Directors and executive officers as a group.

     The following table lists the applicable percentage of beneficial ownership based on 50,425,540 shares of common stock outstanding as of April 29, 2005 and 942,000 shares of convertible preferred shares outstanding on April 29, 2005. Except where noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Number of Shares			Percentage of
	Beneficially Owned			Ownership (%)
Name of Beneficial Owner	Common		Preferred	Common	Preferred
Guy W. Millner (1)	35,789,653	(2)	—	70.98	—
Lawrence (Bud) Stumbaugh (1)	5,089,347	(3)	—	10.09	—
Donald Ratajczak	476,832	(4)	—	*	—
Quill O. Healey	33,332	(5)	—	*	—

	Number of Shares				Percentage of
	Beneficially Owned				Ownership (%)
Name of Beneficial Owner	Common		Preferred		Common		Preferred
John E. Cay III	86,666	(7)	—		*		—
Kaaren J. Street	—		—		—		—
Sam Zamarripa	—		6,800	(6)	—		1.50
Robert J. Cormican	12,300		—		*		—
Joseph J. Skruck	192,300	(8)	—		*		—
James C. Cook	1,320,000	(12)	—		2.62		—
Steve Speir (9)	.3,600,000		—		7.14		—
Heritage Assurance Partners, L.P.(11)	7,680,000	(10)	768,000		13.22	(10)	81.53
Directors & executive officers as a group (10 persons)	43,000,430		6,800		84.38		1.50

*	Less than 1.0%.

(1)	The beneficial owner’s address is RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328.

(2)	Includes indirect beneficial ownership by Mr. Millner of 2,119,500 shares of our common stock held by MI Holdings, Inc, a corporation controlled by Mr. Millner.

(3)	Includes 5,000 shares of our common stock held by Mr. Stumbaugh’s spouse as custodian for her son under the Georgia Transfers to Minors Act.

(4)	Includes options and warrants to purchase 300,532 shares of our common stock exercisable within 60 days.

(5)	Consists of an option to purchase our common stock exercisable within 60 days.

(6)	Consists of Preferred Stock owned by Mr. Zamarripa’s spouse.

(7)	Includes an option to purchase 16,666 shares of common stock exercisable within 60 days.

(8)	Includes an option to purchase 180,000 of common stock exercisable within 60 days.

(9)	Mr. Speir’s address is 6348 Highway 85, Riverdale, Georgia 30274.

(10)	Consists of common shares into which the Preferred Stock is currently convertible into at the conversion ratio of 10 shares of common for each share of preferred.

(11)	According to a Schedule 13G, filed August 23, 2004, on behalf of Heritage Fund Advisors, LLC (“HFA”), Heritage Assurance Partners, L.P. (“HAP”), and John F. Ray, (the “Schedule 13G”), HFA and HAP have shared voting and dispositive power with respect to these shares and John F. Ray disclaims any beneficial ownership of such shares. According to the Schedule 13G, HAP’s address is 3353 Peachtree Road, Suite 1040, Atlanta, Georgia 30326.

(12)	Owned by Thomas-Cook Holding Company, a corporation controlled by Mr. Cook.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2004, with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities	Weighted-	Number of securities remaining
	to be issued upon	average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding	plans (excluding securities
Plan Category	warrants and rights	options	reflected in column (a))
Equity compensation plans approved by stockholders(1)	3,302,918	$1.45	1,697,082

Equity compensation plans not approved by stockholders	0	N/A	0

Total	3,302,918	$1.45	1,697,082

(1)	Consists of options granted under the Company’s 2000 Stock Option Plan.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     John E. Cay, III, who serves on our Board of Directors, is the Chairman and Chief Executive Officer of Palmer & Cay, Inc., an insurance, risk-management and employee benefits consulting firm. We use his firm to design our corporate insurance program, as well as to provide brokerage services for the placement of all insurance coverages. Palmer & Cay receives commissions and fees from the carriers who bear the risk in exchange for premiums paid. We paid Palmer & Cay, Inc. approximately $190,066 in 2003 and $203,767 in 2004 for insurance premiums under this program.

          In the past, our Chairman, Mr. Millner, and our Chief Executive Officer, Mr. Stumbaugh have loaned us approximately $6.2 million and $0.3 million, respectively. We incurred interest on the Promissory Note to our Chairman, Mr. Millner, of $518,330 in 2004 and $517,373 in 2003. An additional $700,000 payment of accrued and unpaid interest was made to Mr. Millner in 2004. We made payments of accrued and unpaid interest on the Promissory Note to Mr. Stumbaugh, our Chief Executive Officer, of $26,352 in 2004 and $24,000 in 2003. Outstanding amounts under the Promissory Notes held by Messrs. Millner and Stumbaugh accrue interest at an annual rate of 8%. The Note to Mr. Stumbaugh requires annual principal payments of $100,000 beginning December, 2004; however, the December 2004 payment was deferred until 2005. The Notes to Mr. Millner require annual principal payment of the greater of $500,000 or 25% of Free Cash Flow (net income after tax plus non cash items minus working capital) beginning in December, 2004; the December 2004 payment has been deferred until 2005. The Promissory Notes are not secured by any of our assets.

In July 2004, we purchased substantially all of the assets of Thomas-Cook Holding Company (“TCHC”), which was controlled by James C. Cook, President of Trustway Insurance Agencies, LLC, a subsidiary of the Company. Pursuant to the Agreement, as consideration, for the purchased assets, we paid TCHC $462,000 in cash, issued TCHC a Promissory Note in the amount of $1,078,000, and issued TCHC 1,320,000 shares of our common stock. The principal amount of the Promissory Note is payable in three equal installments on each of August 1, 2005, August 1, 2006 and August 1, 2007. Outstanding amounts under the Promissory Note accrue interest at an annual rate of 8%. We are required to make payments of accrued and unpaid interest on outstanding amounts under the Promissory Note on a quarterly basis. We incurred $35,933 of interest on this Promissory Note in 2004.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit
Number	Exhibit
2.1	Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AA Holdings Acquisition Sub, Inc., AA Holdings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 16, 2003).

2.2	Asset Purchase Agreement, Thomas-Cook Holding Company (incorporated by reference to Exhibit 2.1, 10.1, and 10.2 to the Company’s Current Report on Form 8K dated August 3, 2004).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003).

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 9, 2003).

3.3	By-Laws of the Company (incorporated by reference to the Company’s Form 10 filed on May 30, 1972).

3.4	Amendment to the Company’s By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).

3.5	Amendment to the Company’s By-Laws adopted June 26, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003).

3.6	Amendment to the Company’s By-Laws adopted June 15, 2004.

4.1	Certificate of Designations Establishing the Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

4.2	Amendment to Certificate of Designations Establishing the Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005).

10.1	Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on October 20, 2000).

10.2	Promissory Note assumed by the Company to Guy W. Millner dated February 10, 2003.

10.3	Promissory Note assumed by the Company to Lawrence Stumbaugh dated January 3, 2003.

Exhibit
Number	Exhibit
10.4	Promissory Note assumed by the Company to Guy W. Millner dated August 31, 2002.

10.5	Employment Agreement between Agencies and James C. Cook dated July 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2004).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003).

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

     The Company filed the following Current Reports on Form 8-K during the quarter ended December 31, 2004:

     Current Report on Form 8-K filed on October 15, 2004, to report the Company’s pro forma consolidated balance sheets as of March 31, 2004 and June 30, 2004, and pro forma consolidated statements of operations for the three months ended March 31, 2004, and for the six months ended June 30, 2004, which reflect the assets acquired from Thomas-Cook Holding Company.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant- Audit And Non-Audit Fees

     Aggregate fees for professional services rendered by Miller Ray Houser & Stewart LLP, our principal accountants, during the periods indicated below are as follows:

	Transition Period Ended	Fiscal Year Ended
	December 31, 2003	December 31, 2004

Audit Fees	$84,398	$92,002
Audit-Related Fees	0	0
Tax Fees	12,000	12,000
All Other Fees	0	0

Total	$96,398	$104,002

     Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audits of our consolidated financial statements for our transition period ended December 31, 2003, and our fiscal year ended December 31, 2004, for the reviews of the financial statements included in our quarterly reports on Form 10-QSB during 2004 and 2003, and for services that are normally provided by Miller Ray Houser & Stewart, LLP in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

     Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by Miller Ray Houser & Stewart, LLP that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under “Audit Fees,” as noted above.

     Tax Fees. This category includes the aggregate fees billed in each of the last two fiscal years for Federal and State tax preparation services by Miller Ray Houser & Stewart, LLP.

     All Other Fees. No fees were billed in either of the last two fiscal years for products and services provided by Miller Ray Houser & Stewart, LLP that are not reported under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees”, as noted above.

     Our Board of Directors reviews and pre-approves audit and non-audit services performed by Miller Ray Houser & Stewart, LLP, our independent auditors, as well as the fee charged for such services, on a case-by-case basis.

     Our Board of Directors has considered and determined the fees charged for services other than “Audit Fees” discussed above are compatible with maintaining independence by Miller Ray Houser & Stewart, LLP. All of the audit and non-audit services provided by our independent auditors were pre-approved by our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

ASSURANCEAMERICA CORPORATION

Date: April 29, 2005	By:	/s/ Lawrence Stumbaugh

Lawrence Stumbaugh, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
/s/	Lawrence Stumbaugh	Chief Executive Officer and Director	Date: April 29, 2005

	Lawrence Stumbaugh	(Principal Executive Officer)

/s/	Renee A. Pinczes	Chief Financial Officer	Date: April 29, 2005

	Renee A. Pinczes	(Principal Financial and Accounting Officer)

/s/	Guy W. Millner	Chairman of the Board of Directors	Date: April 29, 2005

Guy W. Millner

/s/	Donald Ratajczak	Director	Date: April 29, 2005

Donald Ratajczak

/s/	Quill O. Healey	Director	Date: April 29, 2005

Quill O. Healey

/s/	John E. Cay , III	Director	Date: April 29, 2005

John E. Cay, III

/s/	Kaaren J. Street	Director	Date: April 29, 2005

Kaaren J. Street

/s/	Sam Zamarripa	Director	Date: April 29, 2005

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

Miller Ray Houser & Stewart LLP
Atlanta, Georgia
March 15, 2005

ASSURANCEAMERICA CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
Assets
Short term investments	$400,000	$300,000
Cash and cash equivalents	7,059,188	5,455,553
Long term investments	599,808	—
Investment Income due and accrued	734	20,971
Receivable from insured	5,170,840	4,335,712
Reinsurance recoverable(including $3,084,838 and $1,490,219 on paid losses)	10,543,775	4,639,626
Prepaid reinsurance premium	5,291,830	4,048,201
Deferred acquisition costs	224,842	124,505
Property and equipment (net of accumulated depreciation of $1,097,131 and $830,078)	1,185,081	1,035,975
Due from related party	30,783	30,783
Other receivables	245,677	—
Prepaid expenses	52,260	139,965
Intangibles(net of accumulated amortization of $1,198,396 and $1,097,563)	5,399,789	3,322,122
Security deposits	89,158	70,016
Total assets	$36,293,765	$23,523,429

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$2,904,640	$2,519,084
Unearned premium	7,833,189	5,861,592
Unpaid losses and loss adjustment expenses	10,655,625	4,499,152
Reinsurance payable	4,936,933	3,879,340
Provisional commission reserve	1,060,883	1,007,333
Debt, related party	7,376,279	7,004,658
Dividends payable	—	—
Capital lease obligations	265,545	130,320

Total liabilities	35,033,094	24,901,479

Stockholders’ equity
Common stock, .01 par value (authorized 80,000,000, outstanding 46,577,090)	465,771	452,111
Preferred Stock, 0.01 par value (authorized 5,000,000, outstanding 426,000)	4,260	—
Surplus-paid in	8,872,943	6,118,644
Accumulated deficit	(8,082,303)	(7,945,805)

Total stockholders’ equity	1,260,671	(1,378,050)

Total liabilities and stockholders’ equity	$36,293,765	$23,523,429

See accompanying notes and report of independent accountants.

ASSURANCEAMERICA CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2004	2003
Revenue:
Gross premiums written	$30,556,941	$17,377,713
Gross premiums ceded	(20,783,807)	(12,082,097)
Net premiums written	9,773,134	5,295,616
Increase in unearned premiums, net of prepaid reinsurance premiums	(727,968)	(1,813,390)
Net premiums earned	9,045,166	3,482,226
Commission income	10,921,633	9,552,622
Managing general agent fees	3,341,575	2,618,638
Net investment income	30,709	24,290
Other Fee Income	848,314	892,201

Total revenue	24,187,397	16,569,977
Expenses:
Losses and loss adjustment expenses	4,928,243	2,370,835
Selling, general, and administrative	18,386,844	14,626,687
Depreciation and amortization expense	339,993	243,056
Interest Expense	580,615	541,373

Total operating expenses	24,235,695	17,781,951

Loss before provision for income tax expense	(48,298)	(1,211,974)
Income Tax Provision	—	—

Net Loss	(48,298)	(1,211,974)

Dividends on preferred stock	85,200	—

For the years ended December 31,	2004	2003
Net loss attributable to common stockholders	($ 133,498)	($ 1,211,974)

Earnings per common share
Basic	(0.003)	(0.05)
Diluted	(0.003)	(0.05)
Weighted average shares outstanding-basic	45,771,315	23,701,638
Weighted average shares outstanding-diluted	45,771,315	23,701,638

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

The Company is required to comply with NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition. As of December 31, 2004, based upon calculations using the appropriate NAIC formula, the carrier total adjusted capital is in excess of ratios which would require any form of regulatory action.

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

$7,376,279

The Company’s debt consists of unsecured promissory notes payable to its Chairman and Chief Executive Officer. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal beginning in December 2004. As a result of the acquisition of the Georgia agency, the Company has an unsecured promissory note payable to the President of Agencies. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning July 2005.

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

The aggregate number of common shares authorized under the plan is currently 5,000,000. Prior to the merger with AssuranceAmerica Corporation, a Georgia corporation, the Company had issued options to purchase 948,918 shares of common stock and AssuranceAmerica had issued options to purchase 1,300,000 shares of common stock. In connection with such merger, the outstanding options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company’s common stock under the Company’s 2000 Stock Option Plan. A summary of all employee stock option activity during the years ended December 31 follows:

	2004		2003
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	2,238,918	$1.93	2,248,918	$2.01
Add (deduct):
Granted	1,090,000	$0.50	250,000	$0.25
Exercised	(6,000)	$0.25	—	—
Cancelled	(20,000)	$4.25	(260,000)	$0.96

End of year	3,302,918	$1.45	2,238,918	$1.93
Exercisable, end of year	1,173,550	$3.39	908,918	$4.39

The following employee stock options were outstanding or exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	of Shares	Life	Price	Shares	Price

< $1.00	2,414,000	4.40 years	$0.36	284,632	$0.25
$1.00 < $3.00	100,000	0.28 years	$1.13	100,000	$1.13
$3.00 < $4.00	210,000	0.35 years	$3.26	210,000	$3.26
$4.00 < $5.00	9,000	0.35 years	$4.67	9,000	$4.67
$5.00 < $6.50	569,918	1.51 years	$5.38	569,918	$5.38

	3,302,918	3.51 years	$1.45	1,173,550	$3.39

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

(13)	Capital Leases

The Company’s property under capital leases, which is included in property and equipment is summarized as follows:

Property and equipment	$265,545
Less: accumulated depreciation	(-0-)

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

The provision for federal and state income taxes for the years ended are as follows:

December 31,
	2004	2003
Current	$—	$—
Deferred	—	—
	—	—

Total provision for income taxes	$—	$—

The Company’s total deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2004	2003
Total deferred tax assets	$2,093,000	$1,586,600
Total deferred tax (liability)	(214,600)	(108,700)

Total income tax benefit	1,878,400	1,477,900
Less valuation allowance	(1,878,400)	(1,477,900)

	$—	$—

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2015	$260,473
Expires 2016	645,872
Expires 2017	794,848
Expires 2022	1,008,921
Expires 2023	1,014,886

$3,725,000

(15)	Supplemental Cash Flow Information

	2004	2003
Cash paid during the year:
Interest	$580,615	189,500
Income Taxes	—	—

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