Form 10QSB
period 2005-03-31
ASSURANCEAMERICA CORP
filed 2005-05-16
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934

for the transition period from                      to

Commission File Number: 0-06334

AssuranceAmerica Corporation

(Exact name of small business issuer as specified in its charter)

Nevada	87-0281240
(State of Incorporation)	(IRS Employer ID Number)

5500 Interstate North Parkway, Suite 600	30328
(Address of principal executive offices)	(Zip Code)

(770) 952-0200
(Issuer’s telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES ☑ NO ☐

     There were 50,425,540 shares of the Registrant’s common stock outstanding as of May 5, 2005.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ASSURANCEAMERICA CORPORATION
Index to Form 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION

(Unaudited) CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004

	March 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$8,699,165	$7,059,188
Short term investments	650,000	400,000
Long term investments	600,000	599,808
Investment Income due and accrued	734	734
Receivable from insured	6,527,481	5,170,840
Reinsurance recoverable (including $3,590,893 and $3,084,838 on paid losses)	11,517,773	10,543,775
Prepaid reinsurance premium	7,164,795	5,291,830
Deferred acquisition costs	267,306	224,842
Property and equipment (net of accumulated depreciation of $1,153,874 and $1,094,131)	1,240,988	1,185,081
Due from related party	30,783	30,783
Other receivables	465,095	245,677
Prepaid expenses	125,125	52,260
Intangibles (net of accumulated amortization of $1,230,895 and $1,198,396)	7,527,290	5,399,789
Security deposits	89,629	89,158

Total assets	$44,906,164	$36,293,765

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,491,873	$2,904,640
Unearned premium	10,540,175	7,833,189
Unpaid losses and loss adjustment expenses	11,418,648	10,655,625
Reinsurance payable	6,140,178	4,936,933
Provisional commission reserve	1,261,169	1,060,883
Debt, related party	7,398,719	7,376,279
Dividends payable	46,600	—
Capital lease obligations	265,545	265,545

Total liabilities	40,562,907	35,033,094

Stockholders’ equity
Common stock, 0.01 par value (authorized 80,000,000, outstanding 50,425,540 and 46,577,090, respectively)	504,256	465,771
Preferred stock, 0.01 par value (authorized 5,000,000, outstanding 466,000 and 426,000, respectively)	4,660	4,260
Surplus-paid in	11,218,534	8,872,943
Accumulated deficit	(7,384,193)	(8,082,303)

Total stockholders’ equity	4,343,257	1,260,671

Total liabilities and stockholders’ equity	$44,906,164	$36,293,765

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION

(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Revenue:
Gross premiums written	$10,764,245	$8,503,724
Gross premiums ceded	(7,331,914)	(5,838,417)

Net premiums written	3,432,331	2,665,307
Increase in unearned premiums, net of prepaid reinsurance premiums	(834,021)	(736,912)

Net premiums earned	2,598,310	1,928,395
Commission income	3,867,879	2,990,630
Managing general agent fees	1,068,735	823,409
Net investment income	13,191	2,974
Other Fee Income	258,835	300,759

Total revenue	7,806,950	6,046,167
Expenses:
Losses and loss adjustment expenses	1,701,776	1,495,644
Selling, general, and administrative	5,118,723	4,115,117
Depreciation and amortization expense	92,242	67,577
Interest Expense	149,499	141,699

Total operating expenses	7,062,240	5,820,037

Income before provision for income tax expense	744,710	226,130
Income tax provision	—	—

Net income	744,710	226,130

Dividends on preferred stock	46,600	—

Net income attributable to common stockholders	$698,110	$226,130

Earnings per common share
Basic	0.014	0.005
Diluted	0.013	0.005
Weighted average shares outstanding-basic	49,681,287	45,211,090
Weighted average shares outstanding-diluted	54,704,718	46,182,909

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION

(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income	$744,710	$226,130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,242	67,577
Changes in assets and liabilities:
Receivables	(1,576,059)	(1,451,651)
Prepaid expenses and other assets	(73,336)	65,372
Unearned premiums and other payables	2,706,986	2,276,985
Unpaid loss and loss adjustment expenses	763,023	1,664,252
Ceded reinsurance payable	1,203,245	1,979,037
Reinsurance recoverable	(973,998)	(1,999,618)
Prepaid reinsurance premiums	(1,872,965)	(1,540,074)
Accounts payable and accrued expenses	658,259	492,161
Deferred acquisition costs	(42,464)	(10,121)
Provisional commission reserve	200,336	—

Net cash provided by operating activities	1,829,979	1,770,050

Cash flows from investing activities:
Purchases of property and equipment	(115,650)	(15,351)
Purchases of investments and accrued investment income	(250,192)	(2,975)

Net cash used by investing activities	(365,842)	(18,326)

Cash flows from financing activities:
Proceeds from related party debt, net	22,440	—
Preferred dividends payable	(46,600)	—
Preferred stock issued	200,000	—

Net cash provided by financing activities	175,840	—

Net increase in cash and cash equivalents	1,639,977	1,751,724
Cash and cash equivalents, beginning of period	7,059,188	3,130,553

Cash and cash equivalents, end of period	$8,699,165	$4,882,277

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company and Basis of Presentation

AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company comprised of AssuranceAmerica Insurance Company (“Carrier”), AssuranceAmerica Managing General Agency, LLC (“MGA”), and Trustway Insurance Agencies, LLC (“Agencies”), each wholly-owned. The Company solicits, underwrites and retains risks primarily associated with nonstandard private passenger automobile insurance.

The accompanying unaudited, consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. These unaudited, consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for fair presentation. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 10-KSBA for the year ended December 31, 2004. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.

Net income per share is computed in accordance with SFAS No. 128 “Earnings per share.”

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

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. For the three month periods ended March 31, 2005 and March 31, 2004, there were no unrealized losses.

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

Securities with a carrying value of $1,125,000 and $874,808 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities as of March 31, 2005 and December 31, 2004, respectively.

A summary of investments is as follows as of:

	March 31, 2005	December 31, 2004
Short Term Bank CDs	$650,000	$400,000
US Treasury Bill	$600,000	$599,808

Cash and Cash Equivalents

Cash and Cash equivalents include cash demand deposits, money market accounts, and bank certificates of deposit with a maturity of less than three months.

Contingencies

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and other insurance policy issues. Some of the actions request extra-contractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. In the opinion of management, the ultimate outcome of litigation is not expected to be material to the Company’s financial condition, results of operations, or cash flows.

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

Deferred Acquisition Costs

Deferred acquisition costs (“DAC”) include premium taxes and commissions incurred in connection with the production of new and renewal business, less ceding commissions allowed by reinsurers. These costs are deferred and amortized over the period in which the related premiums are earned. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes that these costs will be fully recoverable and, accordingly, no reduction in DAC has been recognized.

Start-Up Costs

Start-up costs are expensed when incurred.

Leased Property Under Capital Lease

Leased property under capital lease is recorded as a capital asset and amortized on a straight-line basis over the estimated useful life of the property. The property and the related lease obligation are disclosed on the balance sheet.

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: furniture and leasehold improvements – 5 to 7 years; equipment – 3 to 5 years; software currently in service – 3 to 10 years. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was approximately $60,000 and $68,000 for the three months ended March 31, 2005 and 2004, respectively.

A summary of property and equipment is as follows:

	March 31, 2005	December 31, 2004
Furniture and equipment	$308,944	$305,687
Computer equipment	1,104,358	1,026,394
Computer software	444,440	432,285
Telephone systems	44,167	44,167
Leasehold improvements	492,953	470,679
Less: accumulated depreciation	(1,153,874)	(1,094,131)

	$1,240,988	$1,185,081

Amortization of Intangible Assets

Intangible assets consist of noncompetition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board (“FASB”)’s Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The noncompetition agreements were amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense for the three months ended March 31, 2005 and 2004 was approximately $32,000 and $0, respectively.

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	March 31, 2005	December 31, 2004
Case basis	$1,651,335	$1,650,429
IBNR	1,774,259	1,546,258

Total	$3,425,594	$3,196,687

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

The impact of reinsurance on the financial statements for the three months ended March 31 is as follows:

	2005	2004
Premiums written:
Direct	10,764,246	8,503,723
Ceded	7,331,914	5,838,417
Net	3,423,332	2,665,306
Premiums earned:
Direct	8,057,259	6,226,739
Ceded	5,458,949	4,298,344
Net	2,598,310	1,928,395
Losses and loss adjustment expenses incurred:
Direct	5,672,585	4,985,480
Ceded	3,970,810	3,489,836
Net	1,701,775	1,495,644
Unpaid losses and loss adjustment expense:
Direct	11,418,648	6,163,403
Ceded	7,993,053	4,314,382
Net	3,425,595	1,849,021
Unearned premiums:
Direct	10,540,175	8,138,577
Ceded	7,164,795	5,588,274
Net	3,375,380	2,550,303

The Company received approximately $2,798,704 in commissions on premiums ceded during the three months ended 2005. Had all of the Company’s reinsurance agreements been canceled at March 31, 2005, the Company would have returned approximately $1,862,847 in reinsurance commissions to its reinsurers and its reinsurers would have returned approximately $7,164,795 in unearned premiums to the Company.

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

A summary of all employee stock option activity during the three months ended March 31 follows:

	2005		2004
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	3,302,918	$1.45	2,238,918	$1.93
Add (deduct):
Granted	—	—	—	—
Exercised	(180,000)	$0.25	—	—
Cancelled	(270,000)	$0.25	—	—

March 31	2,852,918	$1.64	2,238,918	$1.93
Exercisable, March 31	1,252,550	$3.19	1,124,918	$3.59

The following employee stock options were outstanding or exercisable as of March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	of Shares	Life	Price	Shares	Price

< $1.00	1,964,000	4.24 years	$0.39	363,432	$0.25
$1.00 < $3.00	100,000	0.03 years	$1.13	100,000	$1.13
$3.00 < $4.00	210,000	0.11 years	$3.26	210,000	$3.26
$4.00 < $5.00	9,000	0.11 years	$4.67	9,000	$4.67
$5.00 < $6.50	569,918	1.27 years	$5.38	569,918	$5.38

	2,852,918	3.18 years	$1.64	1,252,350	$3.19

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

	For the three months ended
	March 31,
	2005	2004
Net income as reported	$698,110	$226,130
Compensation effect	(20,579)	(7,070)

Pro forma net income	$677,531	$219,060
Basic and diluted net income attributable to common stockholders
As reported — Basic	0.014	0.005
Proforma — Basic	0.014	0.005
As reported — Diluted	0.013	0.005
Proforma — Diluted	0.012	0.005

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

The Company has loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between the year 2015 and December 31, 2023. The loss carry-forwards at December 31, 2004 were approximately $4,995,000. Utilization of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation

Cash Flows

For the purpose of the statements of cash flows, the Company considers cash demand deposits, money market accounts, and bank certificates of deposit with an original maturity of twelve months or less to be cash and cash equivalents.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement balances as well as the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates used.

Similar to other property and casualty insurers, the Company’s liability for unpaid losses and loss adjustment expenses (an estimate of the ultimate cost to settle claims both reported and unreported), although supported by actuarial projections and other data, is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, management believes that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

In addition, the realization of the Company’s deferred income tax assets is dependent on generating sufficient future taxable income. It is reasonably possible that the expectations associated with these accounts could change in the near term and that the effect of such changes could be material to the consolidated financial statements.

Risk

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

(I)	LEGAL/REGULATORY RISKS – the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in three states, it is more exposed to this risk than some of its more geographically balanced competitors.

(II)	CREDIT RISK – the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers, and by providing for any amounts deemed uncollectible.

(III)	INTEREST RATE RISK – the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss.

Concentration of Risk

The Company operates in Florida, Georgia and South Carolina and is dependent upon the economy in those states. Automobiles insured through the Carrier are principally in South Carolina and Georgia. Premium increases generally must be approved by state insurance commissioners.

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that the Carrier maintain capital and surplus at a minimum of $3.0 million. At March 31, 2005, the Carrier’s capital and surplus was $3,578,460. Further, the Carrier is required to adhere to a prescribed net premium-to-surplus ratio. At March 31, 2005, the Carrier was in compliance with this requirement.

Under the South Carolina Insurance Code, the Carrier must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent (10%) of policyholder surplus or net income, minus realized capital gains, whichever is greater.

The Company is required to comply with NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers who show signs of weak or deteriorating condition and are evaluated at least on an annual basis at the end of each year. As of December 31, 2004, based upon calculations using the appropriate NAIC formula, the carrier total adjusted capital is in excess of ratios which would require any form of regulatory action.

Long-Term Debt

The Company has various notes payable to related parties totaling to $7,398,719 at March 31, 2005.

The annual maturities of principal payable on long-term debt as of March 31 are as follows:

Amount
2005	1,824,270
2006	1,459,333
2007	1,459,334
2008	1,000,000
2009	500,000
Thereafter	1,155,782

$7,398,719

The Company’s debt consists primarily of unsecured promissory notes payable to its Chairman and Chief Executive Officer. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.0 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration. As a result of the acquisition of the Georgia agency in 2004, the Company also has an unsecured promissory note payable to the President of Agencies. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning August 2005.

Defined Contribution Plan

The Company’s employees participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. The Company did not make contributions in 2005 and 2004. The plan currently does not match employee contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

Business Combination

As reported in the Form 8-K filed by AssuranceAmerica Corporation, on January 18, 2005, the Company acquired Cannon Insurance Agency, Inc. and E&S Insurance Services, Inc.(the “Seller”) pursuant to an Asset Purchase Agreement (the “Agreement”) with Trustway Insurance Agencies, LLC, the Seller and Steve Speir. The Company acquired the Seller as part of management’s strategy to increase its agency operation through acquisitions. Pursuant to the Agreement, as consideration for the purchased assets, the Company issued to the Seller an aggregate of 3,600,000 shares of the Company’s common stock. For purposes of the acquisition, management valued the common stock at $0.60 per share based upon the fair market value of the Company’s shares as of the closing date.

Preferred Stock

On March 1, 2005, the Company issued 40,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $200,000. The Series Convertible Stock pays a semi-annual dividend of $0.20 per share. Each share of preferred stock is convertible into ten shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial Condition

Investments and cash as of March 31, 2005, increased approximately $1.9 million over investments and cash as of December 31, 2004. The increase was primarily due to improved operating cash flows provided from the continued growth of Carrier and the Agencies. Operating cash flows from the Agencies in the first quarter include profits from agencies acquired from Thomas Cook Holding Company in August 2004 and Cannon Insurance Agency and E&S Insurance Services in January 2005. The Company’s investments of $3.9 million are in money market accounts, certificates of deposit and a US treasury bill. Management believes the trade-off between higher yields and risk avoidance is appropriate for an early growth company.

Premiums receivable as of March 31, 2005, increased approximately $1.4 million compared to December 31, 2004. The balance represents amounts due from Carrier’s insureds and the increase is directly attributable to the increase in the Carrier’s premium writings over the prior quarter. The Company’s policy is to write off receivable balances immediately upon cancellation, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverable as of March 31, 2005, increased approximately $1.0 million, to approximately $11.5 million compared to December 31, 2004. The increase is directly related to the Carrier’s continued growth. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $11.5 million represents the reinsurers’ portion of losses and loss adjustment expense. All amounts are considered current.

Prepaid reinsurance premiums as of March 31, 2005, increased approximately $1.9 million compared to December 31, 2004. The increase results from the Carrier’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.

Property and equipment, net of depreciation, increased approximately $0.06 million as of March 31, 2005 compared to December 31, 2004. The majority of the increase is attributable to the purchase of computer software and hardware at its corporate headquarters and leasehold improvements in its agencies.

Other receivables as of March 31, 2005 increased $0.2 million to $0.5 million compared to December 31, 2004. The balances represent Agencies’ receivables from insurance carriers for direct billed commissions. This increase is directly attributable to the increase in direct bill commissions from carriers, as the Company transitions more business from an agency bill basis to a direct bill basis. Policies issued under a direct bill basis traditionally have higher renewal rates than policies issued on an agency bill basis.

Deferred acquisition costs increased approximately $0.05 million at March 31, 2005, compared to December 31, 2004. The increase results from the Carrier’s continued growth. The amount represents agents’ commission and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.

Intangible assets as of March 31, 2005, increased approximately $2.1 million compared to the balance as of December 31, 2004. This increase is directly related to the Company’s acquisition of an insurance agency in Georgia.

Accounts payable and accrued expense as of March 31, 2005, increased approximately $0.6 million to approximately $3.5 million compared to December 31, 2004. Approximately $1.1 million of the balance represents the Company’s liability for premium taxes, an increase of

$0.1 million from year-end. The majority of the balance of the increase represents commissions payable to the Company’s agents and other expenses accrued but not paid.

Unearned premium as of March 31, 2005 increased approximately $2.7 million compared to December 31, 2004, and represents premiums written but not earned. This is directly attributable to the increase in the Carrier’s premium writings over the prior quarter.

Unpaid losses and loss adjustment expenses increased approximately $0.8 million as of March 31, 2005, compared to December 31, 2004. This amount represents management estimates of future amounts needed to pay claims and related expenses and the increase is the result of Carrier’s writings and anticipated future losses.

Reinsurance payable as of March 31, 2005 increased approximately $1.2 million, compared to the balance at December 31, 2004. The amount represents premiums owed to the Company’s reinsurer. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in the Carrier’s premium writings over the prior quarter.

Provisional commission reserves represent the difference between the Carrier’s minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of March 31, 2005 increased $0.2 million, compared to the balance at December 31, 2004. The increase is related to increases in the Carrier writings.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2005, was $1.8 million compared to net cash provided by operating activities of $1.8 million for the same period of 2004.

Investing activities for the three month period ended March 31, 2005 consisted of the purchase leasehold improvements, property and equipment in the amount of $0.1 million in the Company’s headquarters and in the Agencies and a purchase of a certificate of deposit in the amount of $0.2 million to comply with various Department of Insurance requirements for issuance of Certificates of Authority.

Financing activities for the three month period ended March 31, 2005 included the issuance of preferred stock resulting in additional capital of approximately $0.2 million.

The Company’s liquidity and capital needs have been met in the past through premium, commission, and fee income, loans from its Chairman and Chief Executive Officer of the Company and the President of the Agencies and issuance of Series A Preferred Stock. The Company’s debt consists of unsecured promissory notes payable to its Chairman and Chief Executive Officer of the Company and the President of the Agencies. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal beginning in December. On March 1, 2005, the Company closed a private placement of equity of approximately $0.2 million. The Company issued 40,000 shares of Series A Preferred Stock with a semi-annual dividend of $0.20 per share.

The growth of the Company has and will continue to strain its liquidity and capital resources. The Carrier is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of March 31, 2005, Carrier’s Capital and Surplus was approximately $3.6 million.

Results of Operations

The Company reported net income of approximately $0.7 million for the three month period ended March 31, 2005, compared to a net income of approximately $0.2 million for the three month period ended March 31, 2004.

The Company’s 2005 improved results are primarily due to improved loss and loss adjustment expenses (“Loss Ratio”) in the Carrier. The Carrier’s actual Loss Ratio for the 2005 period was approximately 66% compared to approximately 78% in 2004. Commission income also improved year over year by 30%. This is in part due to improvements in the Agencies production as well as the added commission income streams from the two Georgia agency acquisitions in August 2004 and January 2005.

Gross premiums written for the three month period ended March 31, 2005, were approximately $10.8 million. In the comparable period for 2004, the Carrier recorded approximately $8.5 million in written premiums. The Company cedes approximately 70% of its gross premiums written to its reinsurers and the amount ceded for the three months ended March 31, 2005, was approximately $7.3 million. The Company’s net earned premium, after deducting reinsurance, was approximately $3.4 million for the three month period ended March 31, 2005 and compares to approximately $2.7 million for the same period in 2004.

Commission income for the three month period ended March 31, 2005 increased compared to March 31, 2004, by approximately $0.9 million. The Carrier pays MGA commission on the 30% of premium which the Carrier retains and is subsequently eliminated upon consolidation. The amount eliminated was approximately $0.8 million for the three month period ended March 31, 2005. Agencies receive commissions from the carriers whose policies they sell. Commission rates vary between carriers and are applied to written premium to determine commission income.

Managing general agent fees for the three month period ended March 31, 2005, was approximately $1.1 million, or an increase of approximately $0.2 million when compared to the same period of 2004. The increase was generated by an increase in the number of policies sold.

Other fee income decreased approximately $40,000 for the three month period ended March 31, 2005 compared to the same period in 2004. Agencies collect fees for various services performed and for additional products sold to insureds. As Agencies has begun to write more direct bill policies, increasing policy renewals and related commissions, fee income potential is reduced.

After deducting for the effect of reinsurance, losses and loss adjustment expenses were approximately $1.7 million for the three month period ended March 31, 2005. As a percentage of earned premiums, this amount decreased for the three month period ended March 31, 2005 as compared to the same period in 2004. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims.

Other operating expenses, including selling and general, depreciation and amortization, and interest increased approximately $1.0 million for the three month period ended March 31, 2005, when compared to the same period of 2004. This increase is associated with the growth of the Carrier and related operations. The Carrier and MGA experience proportionate increases in selling costs as the premiums written increase. Agencies increased costs reflect the operating expenses of the acquired agencies. These acquisitions were made subsequent to the March 2004 period.

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

No significant changes in the Company’s internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Securities and Use of Proceeds

     On March 1, 2005, the Company issued 40,000 shares of its Series A Preferred Stock to Leonard W. Wood Family Limited Partnership, LLLP for a total investment of $200,000.

     Each share of Series A Preferred Stock is convertible into the number of shares of common stock that results from dividing the per share “Conversion Value” by the per share “Conversion Price” in effect at the time of conversion. The number of shares of common stock into which a share of Series A Preferred Stock is convertible is referred to as the “Conversion Rate.” The per share Conversion Price of Series A Preferred Stock initially in effect is $0.50 and the per share Conversion Value of Series A Preferred Stock initially in effect is $5.00. The initial Conversion Price is subject to adjustment in the event of stock splits, stock combinations and certain issuances of capital stock for consideration per share less than the then-current Conversion Price. The Series A Preferred Stock is convertible at the option of the holder at any time into shares of the Company’s common stock. In addition, each share of Series A Preferred Stock will automatically convert into common stock on the second anniversary of the date on which such share was issued. Each share of Series A Preferred Stock will also automatically convert into common stock immediately prior to the closing of any public offering of any of the Company’s equity securities with aggregate proceeds to the Company, at the public offering price, of at least $20 million, before underwriting commissions and expenses, and at a per share price of at least three times the then-current Conversion Price.

     The Company’s offer and sale of the Series A Preferred Stock pursuant to the private placement described above, including shares of common stock into which the Series A Preferred Stock is convertible (collectively the “Securities”), was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemptions therefrom provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Each investor in this private placement represented and warranted to the Company that such investor was an “accredited investor” as that term is defined in Rule 501 of Regulation D. The private placement was conducted without general solicitation or advertising. All certificates issued representing the Securities will be legended to indicate that they are restricted. No sale of the Securities involved the use of underwriters, and no commissions were paid in connection with the issuance or sale of the Securities.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

1.	8-K dated January 25, 2005 — On January 18, 2005, AssuranceAmerica Corporation (the “Company”) acquired Cannon Insurance Agency, Inc. and E&S Insurance Services, Inc.(the “Seller”) pursuant to an Asset Purchase Agreement (the “Agreement”) with Trustway Insurance Agencies, LLC, the Seller and Steve Speir. Pursuant to the Agreement, as consideration for the purchased assets, the Company issued to the Seller an aggregate of 3,600,000 shares of the Company’s common stock.

2.	8-K dated February 2, 2005 — On January 25, 2005, the registrant issued a press release reporting certain financial results for the year ending December 31, 2004. A copy of the press release is attached as Exhibit 99.1 to this Current Report on Form 8-K.

3.	8-K dated February 16, 2005 — On or about February 14, 2005, an article appeared in The Atlanta Business Chronicle following an interview with executives of the Company; the article contains certain information regarding the future operations and financial goals of the Company. The article is attached as Exhibit 99.1.

4.	8-K dated March 23, 2005 — On March 21, 2005, the Registrant appointed Renee Pinczes as Senior Vice President and Chief Financial Officer of the Registrant.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANCEAMERICA CORPORATION
By:	/s/ Lawrence Stumbaugh
Lawrence Stumbaugh
President and CEO

Date: May 16, 2005