Form 10QSB
period 2005-06-30
ASSURANCEAMERICA CORP
filed 2005-08-15
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934 for the transition period from to
Commission File Number: 0-06334
AssuranceAmerica Corporation
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	87-0281240 (IRS Employer ID Number)

5500 Interstate North Parkway, Suite 600 (Address of principal executive offices)	30328 (Zip Code)
(770) 952-0200
(Issuer’s telephone number, including area code)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES ☑ NO ☐
     There were 50,425,540 shares of the Registrant’s $.01 par value Common Stock outstanding as of August 11, 2005, and 1,266,000 shares of the Registrant’s $.01 par value Series A Convertible Preferred Stock (“Preferred Stock”) outstanding as of August 11, 2005.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ASSURANCEAMERICA CORPORATION
Index to Form 10-QSB

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$11,928,137	$7,059,188
Short term investments	800,000	400,000
Long term investments	599,808	599,808
Investment income due and accrued	8,412	734
Receivables from insureds	7,347,270	5,170,840
Reinsurance recoverable (including $4,070,051 and $3,084,838 on paid losses)	12,624,692	10,543,775
Prepaid reinsurance premiums	7,645,782	5,291,830
Deferred acquisition costs	280,382	224,842
Property and equipment (net of accumulated depreciation of $1,214,872 and $1,094,131)	1,306,721	1,185,081
Due from related party	—	30,783
Other receivables	1,284,077	245,677
Prepaid expenses	371,883	52,260
Intangibles (net of accumulated amortization of $1,263,394 and $1,198,396)	7,494,791	5,399,789
Security deposits	75,043	89,158

Total assets	$51,766,998	$36,293,765

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$3,854,322	$2,904,640
Unearned premiums	11,221,209	7,833,189
Unpaid losses and loss adjustment expenses	12,220,916	10,655,625
Reinsurance payable	8,022,798	4,936,933
Provisional commission reserve	1,146,901	1,060,883
Debt, related party	6,545,644	7,376,279
Capital lease obligations	265,545	265,545

Total liabilities	43,277,335	35,033,094

Stockholders’ equity
Common stock, 0.01 par value (authorized 80,000,000, outstanding 50,425,540 and 46,577,090 respectively)	504,257	465,771
Preferred stock, 0.01 par value (authorized 5,000,000, outstanding 1,266,000 and 426,000 respectively)	12,660	4,260
Surplus-paid in	15,239,332	8,872,943
Accumulated deficit	(7,266,586)	(8,082,303)

Total stockholders’ equity	8,489,663	1,260,671

Total liabilities and stockholders’ equity	$51,766,998	$36,293,765

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2005 and 2004

	Three Months		Six Months
	2005	2004	2005	2004
Revenue:
Gross premiums written	$9,813,137	$7,833,482	$20,577,382	$16,337,206
Gross premiums ceded	(6,689,559)	(5,347,469)	(14,021,473)	(11,185,886)
Net premiums written	3,123,578	2,486,013	6,555,909	5,151,320
Increase in unearned premiums, net of prepaid reinsurance premiums	(200,048)	(176,023)	(1,034,069)	(912,935)
Net premiums earned	2,923,530	2,309,990	5,521,840	4,238,385
Commission income	3,900,409	2,564,250	7,768,288	5,554,880
Managing general agent fees	1,156,896	869,885	2,225,631	1,692,934
Net investment income	25,642	8,078	38,833	11,052
Other fee income	137,585	192,490	396,420	493,249

Total revenue	8,144,062	5,944,693	15,951,012	11,990,500
Expenses:
Losses and loss adjustment expenses	1,946,677	1,836,313	3,648,453	3,331,957
Selling, general and administrative expenses	5,635,824	4,032,146	10,754,547	8,147,263
Depreciation and amortization expense	93,497	60,300	185,739	127,877
Interest expense	143,857	141,935	293,356	283,634

Total operating expenses	7,819,855	6,070,694	14,882,095	11,890,731

Income (loss) before provision for income tax expense	324,207	(126,001)	1,068,917	99,769
Income tax provision	—	—	—	—

Net income (loss)	324,207	(126,001)	1,068,917	99,769

Dividends on preferred stock	206,600	—	253,200	—

Net income (loss) attributable to common stockholders	$117,607	$(126,001)	$815,717	$99,769

Earnings per common share
Basic	0.002	(0.003)	0.016	0.002
Diluted	0.002	(0.003)	0.013	0.002
Weighted average shares outstanding-basic	50,425,540	45,211,090	50,055,469	45,211,090
Weighted average shares outstanding-diluted	63,565,805	45,211,090	63,195,734	46,182,909
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,068,917	$99,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	185,739	127,877
Changes in assets and liabilities:
Receivables	(3,184,047)	(887,612)
Prepaid expenses and other assets	(305,508)	(17,552)
Unearned premiums and other payables	3,388,020	2,746,849
Unpaid loss and loss adjustment expenses	1,565,291	3,696,077
Ceded reinsurance payable	3,085,865	3,566,547
Reinsurance recoverable	(2,080,917)	(4,931,337)
Prepaid reinsurance premiums	(2,353,952)	(1,833,913)
Accounts payable and accrued expenses	949,682	(157,353)
Deferred acquisition costs	(55,540)	(23,117)
Provisional commission reserve	86,018	294,820

Net cash provided by operating activities	2,349,568	2,681,055

Cash flows from investing activities:
Purchases of property and equipment	(242,381)	(23,060)
Purchases of investments and accrued investment income	(407,678)	14,218

Net cash (used) provided by investing activities	(650,059)	(8,845)

Cash flows from financing activities:
Repayment of related party debt	(830,635)	(100,000)
Preferred dividends payable	(253,200)	—
Capital contribution	—	1,179,996
Stock issued	4,253,275	—

Net cash provided by financing activities	3,169,440	1,079,996

Net increase in cash and cash equivalents	4,868,949	3,752,206
Cash and cash equivalents, beginning of period	7,059,188	3,130,553

Cash and cash equivalents, end of period	$11,928,137	$6,882,759

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION & SUBSIDIARIES
Notes to Consolidated Financial Statements
The Company and Basis of Presentation
AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company comprised of AssuranceAmerica Insurance Company (“Carrier”), AssuranceAmerica Managing General Agency, LLC (“MGA”), and Trustway Insurance Agencies, LLC (“Agencies”), each wholly-owned. The Company solicits, underwrites and retains risks associated with nonstandard private passenger automobile insurance.
The accompanying unaudited, consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. These unaudited, consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for fair presentation. Operating results for the quarter and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information refer to the financial statements and footnotes included in the Company’s Form 10-KSBA for the year ended December 31, 2004. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.
Net income per share is computed in accordance with SFAS No. 128 “Earnings per share.”
Investments
All of the Company’s investment securities have been classified as available-for-sale because all of the Company’s securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders’ equity, net of related deferred income taxes.
A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, and in the establishment of a new cost basis for the security. For the three and six month periods ended June 30, 2005 and June 30, 2004, there were no unrealized losses.
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
Securities with a carrying value of $1,125,000 and $874,808 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities as of June 30, 2005 and December 31, 2004, respectively.
A summary of investments is as follows as of:

	June 30, 2005	December 31,2004
Short Term Bank CDs	$800,000	$400,000
US Treasury Bill	$599,808	$599,808
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

Recognition of Revenues
Insurance premiums are recognized pro rata over the terms of the policies. The unearned portion of premiums is included in the Consolidated Balance Sheet as a liability for unearned premium. Commission income is recognized in the period the insurance policy is written and is reduced by an estimate of future cancellations. Installment and other fees are recognized in the periods the services are rendered.
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
Property and Equipment
Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: Furniture and leasehold improvements — 5 to 7 years; equipment — 3 to 5 years; software currently in service — 3 to 10 years. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $61,000 and $60,000 for the three months ended June 30, 2005 and 2004, respectively, and $121,000 and $127,000 for the six months ended June 30, 2005 and 2004, respectively.
A summary of property and equipment is as follows:

	June 30, 2005	December 31, 2004
Furniture and equipment	$442,798	$305,687
Computer equipment	1,086,200	1,026,394
Computer software	442,855	432,285
Telephone systems	51,400	44,167
Leasehold improvements	498,340	470,679
Less: accumulated depreciation	(1,214,872)	(1,094,131)

	$1,306,721	$1,185,081

Amortization of Intangible Assets
Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board (“FASB”)’s Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The non-competition agreements were amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense was $32,000 and $0 for the three months ended June 30, 2005 and 2004, respectively, and was $65,000 and $0 for the six months ended June 30, 2005 and 2004, respectively.
Losses and Loss Adjustment Expenses
The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates for losses for claims reported prior to the balance sheet dates (“case reserves”), estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly. Any adjustments are reflected in current operations.
A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	June 30, 2005	December 31, 2004
Case basis	$1,875,160	$1,650,429
IBNR	1,791,115	1,546,258

Total	$3,666,275	$3,196,687

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
The impact of reinsurance on the statements of operations for the period ended June 30 is as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Premiums written:
Direct	9,813,137	7,833,482	20,577,382	16,337,206
Ceded	6,689,559	5,347,469	14,021,473	11,185,886
Net	3,123,578	2,486,013	6,555,909	5,151,320
Premiums earned:
Direct	9,132,103	7,363,620	17,189,362	13,590,358
Ceded	6,208,573	5,053,630	11,667,522	9,351,973
Net	2,923,530	2,309,990	5,521,840	4,238,385
Losses and loss adjustment expenses incurred:
Direct	6,488,923	6,146,596	12,161,577	11,132,112
Ceded	4,542,247	4,310,283	8,513,124	7,800,154
Net	1,946,676	1,836,313	3,648,453	3,331,957
The impact of reinsurance on the balance sheets as of June 30 is as follows:

	June 30, 2005	June 30, 2004
Unpaid losses and loss adjustment expense:
Direct	12,220,916	8,195,229
Ceded	8,554,641	5,736,660
Net	3,666,275	2,458,569
Unearned premiums:
Direct	11,221,209	8,608,440
Ceded	7,645,782	5,882,114
Net	3,575,427	2,726,326
The Company received $1,739,285 and $3,645,582 in commissions on premiums ceded during the three and six months period ended June 30, 2005, respectively. Had all of the Company’s reinsurance agreements been cancelled at June 30, 2005, the Company would have returned $1,987,903 in reinsurance commissions to its reinsurers and its reinsurers would have returned $7,645,782 in unearned premiums to the Company.

Contingent Reinsurance Commission
The Company’s reinsurance contract provides ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions, net of adjustments, is determined by the loss experience for the reinsurance agreement term. The reinsurers provide commissions on a sliding scale with maximum and minimum achievable levels. The reinsurers pay the Company the provisional commissions, before adjustment. The Company adjusts the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable.
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
The aggregate number of common shares authorized under the plan is currently 5,000,000. Prior to the merger with AssuranceAmerica Corporation, a Georgia corporation, the Company had issued options to purchase 948,918 shares of common stock and the Company had issued options to purchase 1,300,000 shares of common stock. In connection with such merger, the outstanding options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company’s common stock under the Company’s 2000 Stock Option Plan.
A summary of all employee stock option activity during the six months ending June 30 follows:

	2005		2004
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	3,302,918	$1.45	2,238,918	$1.93
Add (deduct):
Granted	—	—	—	—
Exercised	(180,000)	$0.25	—	—
Cancelled	(270,000)	$0.25	—	—

March 31	2,852,918	$1.64	2,238,918	$1.93
Add (deduct):
Granted	1,154,150	$0.77	200,000	$0.50
Exercised	—	—	—	—
Cancelled	(319,000)	$2.63	—	—

June 30	3,688,068	$1.28	2,438,918	$1.81
Exercisable, June 30	1,006,183	$3.17	1,177,918	$3.44
The following employee stock options were outstanding or exercisable as of June 30, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	of Shares	Life	Price	Shares	Price

< $1.00	3,118,150	4.33 years	$0.53	436,265	$0.27
$1.00 < $3.00	—	—	—	—	—
$3.00 < $4.00	—	—	—	—	—
$4.00 < $5.00	—	—	—	—	—
$5.00< $6.50	569,918	1.02 years	$5.38	569,918	$5.38

	3,688,068	3.82 years	$1.28	1,006,183	$3.17

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

	For the three months ending		For the six months ending
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$117,607	$(126,001)	$815,717	$99,769
Compensation effect	(23,244)	(17,922)	(43,823)	(24,992)

Pro forma net income (loss)	$94,363	$(143,923)	$771,894	$74,777
Basic and diluted net income attributable to common stockholders
As reported — Basic	0.002	(0.003)	0.016	0.002
Pro forma — Basic	0.002	(0.003)	0.015	0.002
As reported — Diluted	0.002	(0.003)	0.013	0.002
Pro forma — Diluted	0.001	(0.003)	0.012	0.002
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
Cash Flows
For the purpose of the statements of cash flows, the Company considers cash demand deposits, money market accounts and bank certificates of deposit with a remaining maturity of less than three months to be cash and cash equivalents. The Company recorded one material non-cash event during the first six months of the year to record the acquisition of Cannon Insurance Agency, Inc and E&S Insurance Services. This acquisition was valued at $2,160,000, as noted in the “Business Combination” footnote.
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

Risk
The following is a description of the most significant risks facing the Company and how it mitigates those risks:
(I)	LEGAL/REGULATORY RISKS — the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in three states, it is more exposed to this risk than some of its more geographically balanced competitors.

(II)	CREDIT RISK — the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers, and by providing for any amounts deemed uncollectible.

(III)	INTEREST RATE RISK — the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss.
Concentration of Risk
The Company operates in Alabama, Florida, Georgia and South Carolina and is dependent upon the economy in those states. Automobiles insured through the Carrier are principally in South Carolina and Georgia. Premium increases generally must be approved by state insurance commissioners.
Regulatory Requirements and Restrictions
To retain its certificate of authority, the South Carolina Insurance Code requires that the Carrier maintain capital and surplus at a minimum of $3.0 million. At June 30, 2005, the Carrier’s capital and surplus was approximately $6.0 million. The Carrier is required to adhere to a prescribed net premium-to-surplus ratio. At June 30, 2005, the Carrier was in compliance with this requirement.
Under the South Carolina Insurance Code, the Carrier must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent (10%) of policyholder surplus or net income, minus realized capital gains, whichever is greater.
The Company is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers which show signs of weak or deteriorating condition and are evaluated on an least an annual basis at the end of each year. As of December 31, 2004, based upon calculations using the appropriate NAIC formula, the carrier total adjusted capital is in excess of ratios which would require any form of regulatory action.
Long-Term Debt
The Company has various notes payable to related parties totaling to $6,545,644 at June 30, 2005.
The annual maturities of principal payable on long-term debt as of June 30 are as follows:

Amount
2005	934,333
2006	1,459,333
2007	1,459,334
2008	1,000,000
2009	1,000,000
Thereafter	692,644

$6,545,644

The Company’s debt consists primarily of unsecured promissory notes payable to its Chairman and Chief Executive Officer. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital.

However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration. As a result of the acquisition of the Georgia agency in 2004, the Company also has an unsecured promissory note payable to the President of a subsidiary. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning August 2005.
Defined Contribution Plan
The Company’s employees participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. The company did not make contributions in 2005 or 2004. The plan currently does not match employee contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.
Business Combination
As reported in the Form 8-K filed by AssuranceAmerica Corporation, on January 18, 2005, the Company acquired Cannon Insurance Agency, Inc. and E&S Insurance Services, Inc. (the “Seller”) pursuant to an Asset Purchase Agreement (the “Agreement”) with Trustway Insurance Agencies, LLC, the Seller and Steve Speir. The Company acquired the Seller as part of management’s strategy to increase its agency operation through acquisitions. Pursuant to the Agreement, as consideration for the purchased assets, the Company issued to the Seller an aggregate of 3,600,000 shares of the Company’s common stock. For purposes of the acquisition, management valued the common stock at $0.60 per share based upon the fair market value of the Company’s shares as of the closing date.
Preferred Stock
During the first quarter of 2005, the Company issued 40,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $200,000. During the second quarter of 2005, the Company issued 800,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $4,000,000. The Series A Convertible Stock pays a semi-annual dividend of $0.20 per share. Each share of preferred stock is convertible into ten shares of common stock.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Financial Condition
Investments and cash as of June 30, 2005, increased $5.3 million over investments and cash as of December 31, 2004. The increase was due in part to cash proceeds from the Series A Convertible Preferred Stock sales and in part to improved operating cash flows provided from the continued growth of Carrier and the Agencies. Operating cash flows from the Agencies for the first six months include profits from agencies acquired from Thomas Cook Holding Company in August 2004 and Cannon Insurance Agency and E&S Insurance Services in January 2005. The Company’s investments of $11.6 million are in money market accounts, certificates of deposit and a US treasury bill. Management believes the trade-off between higher yields and risk avoidance is appropriate for an early growth company.
Premiums receivable as of June 30, 2005, increased $2.2 million compared to December 31, 2004. The balance represents amounts due from Carrier’s insureds and the increase is directly attributable to the increase in the Carrier’s premium writings over the past six months. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
Reinsurance recoverable as of June 30, 2005, increased $2.0 million, to $12.6 million. The increase is directly related to the Carrier’s continued growth. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $12.6 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
Prepaid reinsurance premiums as of June 30, 2005, increased $2.4 million compared to December 31, 2004. The increase results from the Carrier’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
Property and equipment, net of depreciation, increased $0.12 million as of June 30, 2005. The majority of the increase is attributable to the purchase of computer software and hardware at its corporate headquarters and furniture and leasehold improvements in its agencies.
Other receivables as of June 30, 2005 increased $1.0 million to $1.3 million compared to December 31, 2004. The balances represent Agencies receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The increase in the Agencies receivables is directly attributable to the increase in direct bill Commissions from carriers as we transition more business from an agency bill basis to a direct bill basis.

Policies issued under a direct bill basis traditionally have higher renewal rates than policies issued on an agency bill basis. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the state of Florida on behalf of a non-affiliated insurer.
Deferred acquisition costs increased $0.55 million at June 30, 2005, compared to December 31, 2004. The increase results from the Carrier’s continued growth. The amount represents agents’ commission and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
Intangible assets as of June 30, 2005, increased $2.1 million compared to the balance as of December 31, 2004. This increase is directly related to the Company’s acquisition of an insurance agency in Georgia.
Accounts payable and accrued expense as of June 30, 2005, increased $0.9 million to $3.8 million. $1.4 million of the balance represents the Company’s liability for premium taxes, an increase of $0.4 million from year-end. The majority of the balance of the increase represents commissions payable to the company agents and other expenses accrued but not paid.
Unearned premium as of June 30, 2005 increased $3.4 million compared to December 31, 2004, and represents premiums written but not earned. This is directly attributable to the increase in the Carrier’s premium writings over the last six months.
Unpaid losses and loss adjustment expenses increased $1.6 million as of June 30, 2005, compared to December 31, 2004. This amount represents management estimates of future amounts needed to pay claims and related expenses and the increase is the result of Carrier’s writings and anticipated future losses.
Reinsurance payable as of June 30, 2005 increased $3.1 million, compared to the balance at December 31, 2004. The amount represents premiums owed to the Company’s reinsurers. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in the Carrier’s premium writings over the last six months.
Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of June 30, 2005 increased $0.09 million, compared to the balance at December 31, 2004. The increase is related to increases in the Carrier writings.
Liquidity and Capital Resources
Net cash provided by operating activities for the six months ended June 30, 2005, was $2.4 million compared to net cash provided by operating activities of $2.7 for the same period of 2004. Net cash provided by operating activities for the three months ended June 30, 2005, was $0.5 million compared to net cash provided by operating activities of $0.9 for the same period of 2004.
Investing activities for the six month period ended June 30, 2005 consisted of the purchase leasehold improvements, property and equipment in the amount of $0.2 million in our headquarters and in the Agencies and the purchases of certificates of deposit necessary to comply with various Department of Insurance requirements for issuance of Certificates of Authority.
Financing activities for the three and six month period ended June 30, 2005 included the issuance of preferred stock resulting in additional capital of $4.0 million and $4.2 million, respectively. Dividends were paid to preferred shareholders during the quarter in the amount of $0.3 million. Debt repayments for the three and six month periods ending June 30 were $0.8 million for both periods.
The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman and Chief Executive Officer of the Company and the President of the Agencies and issuance of Series A Convertible Preferred Stock. The Company’s debt consists of unsecured promissory notes payable to its Chairman and Chief Executive Officer of the Company and the President of the Agencies. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal in December. During the first quarter of 2005, the Company issued 40,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $0.2 million. During the second quarter of 2005, the Company issued 800,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $4.0 million. The Series A Convertible Stock pays a semi-annual dividend of $0.20 per share.
The growth of the Company has and will continue to strain its liquidity and capital resources. The Carrier is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of June 30, 2005, Carrier’s Capital and Surplus was approximately $6.0 million.

Results of Operations
The Company reported net income of $0.3 million and $1.1 million for the three and six month periods ended June 30, 2005, respectively, compared to a net loss of $0.1 million for the three month period ended June 30, 2004 and net income of $0.1 million for the six month period ended June 30, 2004.
The Company’s 2005 improved results are primarily due to improved loss and loss adjustment expenses (“Loss Ratio”) in the Carrier. The Carrier’s actual Loss Ratio for the 2005 period was 66% compared to 78% in 2004. Commission income also improved year over year by 40%. This is in part due to improvements in organic Agency production as well as the added commission income streams from the two Georgia agency acquisitions in August 2004 and January 2005.
Gross premiums written for the six month period ended June 3, 2005, were $20.6 million. In the comparable period for 2004, the Carrier recorded $16.4 million in written premiums. The Company cedes approximately 70% of its gross premiums written to its reinsurers and the amount ceded for the six months ended June 30, 2005, was $14.0 million. The Company’s net earned premium, after deducting reinsurance, was $5.5 million for the six month period ended June 30, 2005 and compares to $4.2 million for 2004. The Company’s net earned premium, after deducting reinsurance, was $2.9 million for the three month period ended June 30, 2005 and compares to $2.3 million for 2004.
Commission income for the three and six month periods ended June 30, 2005 increased compared to comparable periods ended June 30, 2004, by $1.3 million and $2.2 million, respectively. The Carrier pays MGA commission on the 30% of premium which the Carrier retains and is subsequently eliminated upon consolidation. The amount eliminated was $0.7 million and $1.5 million for the three and six month periods ended June 30, 2005, respectively. Agencies receive commissions from the carriers whose policies they sell. Commission rates vary between carriers and are applied to written premium to determine commission income.
Managing general agent fees for the three and six month periods ended June 30, 2005, were $1.2 million and $2.2 million, respectively, or increases of $0.3 million and $0.5 million when compared to the same periods of 2004. Increases in the number of policies sold are the largest contributing factor.
Other fee income decreased $0.06 million and $0.1 million for the three and six month periods ended June 30, 2005 compared to the same periods in 2004. Agencies collect fees for various services performed and for additional products sold to insureds. As Agencies have begun to write more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $1.9 million and $3.7 million for the three and six month periods ended June 30, 2005. As a percentage of earned premiums, this amount decreased for the three and six month periods ended June 30, 2005 when compared with the same periods in 2004. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims.
Other operating expenses, including selling and general, depreciation and amortization, and interest increased $1.6 million and $2.7 million for the three and six month periods ended June 30, 2005, when compared to the same period of 2004. These increases are associated with the growth of the Carrier and related operations. The Carrier and MGA experience proportionate increases in selling costs as the premiums written increase. Agencies increased costs reflect the operating expenses of the acquired agencies. These acquisitions were made subsequent to the June 2004 period.
ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”.) Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the shareholders of the Company was held on May 25, 2005. Each of the Company’s seven directors was elected at the meeting as follows:

	Preferred Stock		Common Stock
		Withhold		Withhold
	FOR	Authority	FOR	Authority
Guy W. Millner	1,048,000	0	53,516,240	0
Lawrence (Bud) Stumbaugh	1,048,000	0	53,516,240	0
Donald Ratajczak	1,048,000	0	53,516,240	0
Quill O. Healey	1,048,000	0	53,516,240	0
John E. Cay III	1,048,000	0	53,516,240	0
Kaaren J. Street	1,048,000	0	53,516,240	0
Sam Zamarippa	1,048,000	0	53,516,240	0
     There were no broker non-votes or abstentions. The votes FOR represent 86% of the common stock outstanding (including the Preferred Stock on an as converted basis) and 88% of the preferred stock outstanding.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits.

10.1	Description of Executive Bonus Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
1.	8-K dated April 15, 2005 — On April 12, 2005, the Company entered into a Stock Purchase Agreement with Heritage Assurance Partners, L.P. (“Heritage”) and certain other Investors and sold 476,000 shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”) for $2.38 million. Subject to certain limitations, the investors were granted certain co-sale rights with respect to future sales of the Company’s common stock held by the Chairman of the Company’s Board of Directors, the right to participate in future stock offerings of the Company, subject to certain limitations, and certain registration rights. The Company also amended its Articles of Incorporation. The Stock Purchase Agreement, the Registration Rights Agreement, and the Amended Articles of Incorporation are attached as Exhibits to this 8-K.

2.	8-K dated May 3, 2005 — The Company issued a press release reporting certain financial results for the quarter ended March 31, 2005 and a letter to shareholders and others describing certain unaudited results of the business for the month of March 2005.

3.	8-K dated May 10, 2005 — On May 4, 2005, the Company amended its Stock Purchase Agreement dated April 11, 2005, to increase the aggregate number of shares of the Company’s Series A Convertible Preferred Stock (“Preferred Stock”) that may be purchased and sold from 700,000 to 800,000. The Company issued 250,000 shares of Preferred Stock for $1.25 million. The Amendment to the Stock Purchase Agreement is attached as an Exhibit to this 8-K.

4.	8-K dated May 31, 2005 — On May 24, 2005, the Company announced: (i) its unaudited results for the month of April 2005; (ii) the issuance of 74,000 shares of its Series A Convertible Preferred Stock for $370,000; and (iii) certain results of the business for the month of April 2005 in a letter to its shareholders and others.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANCEAMERICA CORPORATION
By:	/s/ Lawrence Stumbaugh
Lawrence Stumbaugh
President and CEO

Date: August 11, 2005