Form 10QSB
period 2005-09-30
ASSURANCEAMERICA CORP
filed 2005-11-14
CIK 8497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 50,438,090 shares of the Registrant’s $.01 par value Common Stock outstanding as of November 1, 2005, and 1,266,000 shares of the Registrant’s $.01 par value Series A Convertible Preferred Stock (“Preferred Stock”) outstanding as of November 1, 2005.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ASSURANCEAMERICA CORPORATION
Index to Form 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$10,917,304	$7,059,188
Short term investments	250,000	400,000
Long term investments	1,099,808	599,808
Investment income due and accrued	15,319	734
Receivables from insureds	11,801,411	5,170,840
Reinsurance recoverable (including $3,602,408 and $3,084,838 on paid losses)	12,633,788	10,543,775
Prepaid reinsurance premiums	10,480,366	5,291,830
Deferred acquisition costs	576,917	224,842
Property and equipment (net of accumulated depreciation of $1,279,086 and $1,094,131)	1,345,113	1,185,081
Due from related party	—	30,783
Other receivables	1,733,755	245,677
Prepaid expenses	334,251	52,260
Intangibles (net of accumulated amortization of $1,295,893 and $1,198,396)	7,462,292	5,399,789
Security deposits	79,420	89,158

Total assets	$58,729,744	$36,293,765

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$4,470,072	$2,904,640
Unearned premiums	15,479,595	7,833,189
Unpaid losses and loss adjustment expenses	12,907,971	10,655,625
Reinsurance payable	9,318,506	4,936,933
Provisional commission reserve	1,175,121	1,060,883
Debt, related party	5,891,960	7,376,279
Dividends payable	126,600	—
Capital lease obligations	265,545	265,545

Total liabilities	49,635,370	35,033,094

Stockholders’ equity
Common stock, 0.01 par value (authorized 80,000,000, outstanding 50,437,540 and 46,577,090 respectively)	504,377	465,771
Preferred stock, 0.01 par value (authorized 5,000,000, outstanding 1,266,000 and 426,000 respectively)	12,660	4,260
Surplus-paid in	15,198,712	8,872,943
Accumulated deficit	(6,621,375)	(8,082,303)

Total stockholders’ equity	9,094,374	1,260,671

Total liabilities and stockholders’ equity	$58,729,744	$36,293,765

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months		Nine Months
	2005	2004	2005	2004
Revenue:
Gross premiums written	$15,186,281	$7,188,610	$35,763,663	$23,525,816
Gross premiums ceded	(10,258,321)	(4,843,586)	(24,279,794)	(16,029,472)
Net premiums written	4,927,960	2,345,024	11,483,869	7,496,344
Decrease (increase) in unearned premiums, net of prepaid reinsurance premiums	(1,423,800)	83,844	(2,457,869)	(829,091)
Net premiums earned	3,504,160	2,428,868	9,026,000	6,667,253
Commission income	4,517,482	2,511,388	12,285,770	8,066,268
Managing general agent fees	1,632,912	844,069	3,858,543	2,536,996
Net investment income	90,149	6,741	128,982	17,794
Other fee income	170,564	193,803	566,984	687,052

Total revenue	9,915,267	5,984,869	25,866,279	17,975,363

Expenses:
Losses and loss adjustment expenses	2,298,469	1,790,091	5,946,922	5,122,048
Selling, general and administrative expenses	6,620,524	4,089,916	17,375,071	12,237,173
Depreciation and amortization expense	96,713	92,987	282,452	220,864
Interest expense	127,750	144,683	421,106	428,317

Total operating expenses	9,143,456	6,117,677	24,025,551	18,008,402

Income (loss) before provision for income tax expense	771,811	(132,808)	1,840,728	(33,039)
Income tax provision	—	—	—	—

Net income (loss)	771,811	(132,808)	1,840,728	(33,039)

Dividends on preferred stock	126,600	33,300	379,800	33,300

Net income (loss) attributable to common stockholders	$645,211	$(166,108)	$1,460,928	$(66,339)

Earnings per common share
Basic	0.013	(0.004)	0.029	(0.001)
Diluted	0.010	(0.004)	0.023	(0.001)
Weighted average shares outstanding-basic	50,434,801	45,498,718	50,183,303	45,498,718
Weighted average shares outstanding-diluted	63,589,401	45,498,718	63,337,903	46,498,718
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,840,728	$(33,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	282,452	220,864
Changes in assets and liabilities:
Receivables	(8,087,866)	(687,350)
Prepaid expenses and other assets	(272,254)	19,203
Unearned premiums and other payables	7,646,406	2,295,025
Unpaid loss and loss adjustment expenses	2,252,346	5,715,154
Ceded reinsurance payable	4,381,573	2,147,187
Reinsurance recoverable	(2,090,013)	(5,272,204)
Prepaid reinsurance premiums	(5,188,536)	(1,465,933)
Accounts payable and accrued expenses	1,565,433	341,955
Deferred acquisition costs	(352,075)	(89,423)
Provisional commission reserve	114,238	(574,786)

Net cash provided by operating activities	2,092,432	2,616,653

Cash flows from investing activities:
Purchases of property and equipment	(344,987)	(65,590)
(Acquisitions)/Disposals		(1,300,000)
Purchases of investments and accrued investment income	(364,585)	(17,687)

Net cash (used) by investing activities	(709,572)	(1,383,277)

Cash flows from financing activities:
Related party debt, net	(1,484,319)	(522,000)
Preferred dividends paid	(253,200)	—
Capital contribution	—	2,090,536
Stock issued	4,212,775	681,500

Net cash provided by financing activities	2,475,256	2,250,036

Net increase in cash and cash equivalents	3,858,116	3,483,412
Cash and cash equivalents, beginning of period	7,059,188	3,130,553

Cash and cash equivalents, end of period	$10,917,304	$6,613,965

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
(UNAUDITED)
Notes to Consolidated Financial Statements
The Company and Basis of Presentation
AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company comprised of AssuranceAmerica Insurance Company (“Carrier”), AssuranceAmerica Managing General Agency, LLC (“MGA”), and Trustway Insurance Agencies, LLC (“Agencies”), each wholly-owned. The Company solicits, underwrites and retains risks associated with nonstandard private passenger automobile insurance, in the southeastern United States.
The accompanying unaudited, consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. These unaudited, consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and in accordance with the instructions to Form 10-QSB for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for fair presentation. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements and the related notes should be read in conjunction with the financial statements and footnotes included in the Company’s Form 10-KSBA for the year ended December 31, 2004. Footnote disclosures, which would substantially duplicate the disclosure contained in those documents, have been omitted.
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
A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, and in the establishment of a new cost basis for the security. For the three and nine month periods ended September 30, 2005 and September 30, 2004, there were no unrealized losses.
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
Securities with a carrying value of $1,624,989and $874,808 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities as of September 30, 2005 and December 31, 2004, respectively.
A summary of investments is as follows as of:

	September 30, 2005	December 31, 2004
Short Term Bank CDs	$250,000	$400,000
US Treasury Bill	$599,808	$599,808
US Treasury Note	$500,000	$—
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
Leased Property Under Capital Lease
Leased property under a capital lease is recorded as a capital asset and amortized on a straight-line basis over the estimated useful life of the property. The property and the related lease obligation are disclosed on the balance sheet.
Property and Equipment
Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: Furniture and leasehold improvements — 5 to 7 years; equipment — 3 to 5 years; software currently in service — 3 to 10 years. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $64,000 and $60,000 for the three months ended September 30, 2005 and 2004, respectively, and $185,000 and $188,000 for the nine months ended September 30, 2005 and 2004, respectively.
A summary of property and equipment is as follows:

	September 30, 2005	December 31, 2004
Furniture and equipment	$475,567	$305,687
Computer equipment	1,118,257	1,026,394
Computer software	448,672	432,285
Telephone systems	69,917	44,167
Leasehold improvements	511,786	470,679
Less: accumulated depreciation	(1,279,086)	(1,094,131)

	$1,345,113	$1,185,081

Amortization of Intangible Assets
Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The non-competition agreements were amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense was $32,000 and $32,000 for the three months ended September 30, 2005 and 2004, respectively, and was $97,000 and $32,000 for the nine months ended September 30, 2005 and 2004, respectively.
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
A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	September 30, 2005	December 31, 2004
Case basis	$1,807,660	$1,650,429
IBNR	2,068,931	1,546,258

Total	$3,876,591	$3,196,687

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
The impact of reinsurance on the statements of operations for the period ended September 30 is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Premiums written:
Direct	15,043,137	7,188,610	35,620,519	23,525,816
Assumed	143,144	—	143,144	—
Ceded	10,258,321	4,843,586	24,279,794	16,029,472
Net	4,927,960	2,345,024	11,483,869	7,496,344
Premiums earned:
Direct	10,892,520	7,640,434	28,081,881	21,230,792
Assumed	35,376	—	35,376	—
Ceded	7,423,736	5,211,566	19,091,258	14,563,539
Net	3,504,159	2,428,868	9,025,999	6,667,253
Losses and loss adjustment expenses incurred:
Direct	7,643,616	5,966,968	19,805,193	17,099,080
Assumed	6,000	—	6,000	—
Ceded	5,351,147	4,176,878	13,864,271	11,977,032
Net	2,298,470	1,790,091	5,946,922	5,122,048
The impact of reinsurance on the balance sheets as of September 30 is as follows:

	September 30, 2005	September 30, 2004
Unpaid losses and loss adjustment
Direct	12,921,971	10,311,770
Assumed	—	—
Ceded	9,045,380	7,218,239
Net	3,876,591	3,093,531
Unearned premiums:
Direct	15,371,826	8,156,616
Assumed	107,786	—
Ceded	10,480,366	5,514,134
Net	4,999,228	2,642,482

The Company received $2,667,164 and $6,312,746 in commissions on premiums ceded during the three and nine months period ended September 30, 2005, respectively. Had all of the Company’s reinsurance agreements been cancelled at September 30, 2005, the Company would have returned $2,724,895 in reinsurance commissions to its reinsurers and its reinsurers would have returned $10,480,366 in unearned premiums to the Company.
Contingent Reinsurance Commission
The Company’s reinsurance contract provides ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions, net of adjustments, is determined by the loss experience for the reinsurance agreement term. The reinsurers provide commissions on a sliding scale with maximum and minimum achievable levels. The reinsurers pays the Company with the provisional commissions, before adjustment. The Company adjusts the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable.
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
A summary of all employee stock option activity during the nine months ending September 30 follows:

	2005		2004
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	3,302,918	$1.45	2,238,918	$1.93
Add (deduct):
Granted	—	—	—	—
Exercised	(180,000)	$0.25	—	—
Cancelled	(270,000)	$0.25	—	—

March 31	2,852,918	$1.64	2,238,918	$1.93
Add (deduct):
Granted	1,154,150	$0.77	200,000	$0.50
Exercised	—	—	—	—
Cancelled	(319,000)	$2.63	—	—

June 30	3,688,068	$1.28	2,438,918	$1.81
Add (deduct):
Granted	967,400	$0.86	450,000	$0.50
Exercised	(12,000)	$0.25	(6,000)	$(0.25)
Cancelled	(161,260)	$0.69	—	—

September 30	4,482,208	$1.21	2,882,918	$1.61
Exercisable, September 30	1,108,518	$2.92	1,193,218	$3.40

The following employee stock options were outstanding or exercisable as of September 30, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	of Shares	Life	Price	Shares	Price
< $1.00	3,912,290	4.30 years	$0.61	538,600	$0.31
$1.00 < $3.00	—	—	—	—	—
$3.00 < $4.00	—	—	—	—	—
$4.00 < $5.00	—	—	—	—	—
$5.00 < $6.50	569,918	0.77 years	$5.38	569,918	$5.38

	4,482,208	3.85 years	$1.21	1,108,518	$2.92
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

	For the three months ending		For the nine months ending
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$645,211	$(166,108)	$1,460,928	$(66,339)
Compensation effect	(194,703)	(27,129)	(238,526)	(52,121)

Pro forma net income (loss)	$450,508	$(193,237)	$1,222,402	$(118,460)

Basic and diluted net income attributable to common stockholders
As reported — Basic	0.013	(0.004)	0.029	0.001
Pro forma — Basic	0.009	(0.004)	0.024	0.003
As reported — Diluted	0.010	(0.004)	0.023	0.001
Pro forma — Diluted	0.007	(0.004)	0.019	0.003
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
The Company has loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between the year 2015 and December 31, 2023. The loss carry-forwards at December 31, 2004 were approximately $4,121,000. Utilization of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.
Cash Flows
For the purpose of the statements of cash flows, the Company considers cash demand deposits, money market accounts and bank certificates of deposit with a remaining maturity of less than three months to be cash and cash equivalents. The Company recorded one material non-cash event during the first nine months of the year to record the acquisition of Cannon Insurance Agency, Inc and E&S Insurance Services. This acquisition was valued at $2,160,000, as noted in the “Business Combination” footnote.
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
Risk
The following is a description of the most significant risks facing the Company and how it mitigates those risks:
(I)	LEGAL/REGULATORY RISKS — the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in four states, it is more exposed to this risk than some of its more geographically balanced competitors.

(II)	CREDIT RISK — the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers, and by providing for any amounts deemed uncollectible.

(III)	INTEREST RATE RISK — the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss.
Concentration of Risk
The Company operates in Alabama, Florida, Georgia and South Carolina and is dependent upon the economy in those states. Automobiles insured through the Carrier are principally in Alabama, South Carolina and Georgia. Premium increases generally must be approved by state insurance commissioners.
Regulatory Requirements and Restrictions
To retain its certificate of authority, the South Carolina Insurance Code requires that the Carrier maintain capital and surplus at a minimum of $3.0 million. At September 30, 2005, the Carrier’s capital and surplus was approximately $6.4 million. The Carrier is required to adhere to a prescribed net premium-to-surplus ratio. At September 30, 2005, the Carrier was in compliance with this requirement.
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
Long-Term Debt
The Company has various notes payable to related parties totaling to $5,891,960 at September 30, 2005.
The annual maturities of principal payable on long-term debt as of September 30 are as follows:

Amount
2005	300,000
2006	1,459,333
2007	1,459,334
2008	1,000,000
2009	1,000,000
Thereafter	673,293

$5,891,960

The Company’s debt consists primarily of unsecured promissory notes payable to its Chairman and its Chief Executive Officer. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration. As a result of the acquisition of the Georgia agency in 2004, the Company also has an unsecured promissory note payable to a Senior Vice President of the Company. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning August 2005.
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Financial Condition
Investments and cash as of September 30, 2005, increased $4.2 million over investments and cash as of December 31, 2004. The increase was due in part to cash proceeds from the Series A Convertible Preferred Stock sales and in part to improved operating cash flows provided from the continued growth of Carrier and the Agencies. Operating cash flows from the Agencies for the first nine months include profits from agencies acquired from Thomas Cook Holding Company in August 2004 and Cannon Insurance Agency and E&S Insurance Services in January 2005. The Company’s investments of $11.5 million are in money market accounts, certificates of deposit, a US Treasury Note and a US Treasury bill. Management believes the trade-off between higher yields and risk avoidance is appropriate for an early growth company.
Premiums receivable as of September 30, 2005, increased $6.6 million compared to December 31, 2004. The balance represents amounts due from Carrier’s insureds and the increase is directly attributable to the increase in the Carrier’s premium writings over the past nine months. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
Reinsurance recoverable as of September 30, 2005, increased $2.0 million, to $12.6 million. The increase is directly related to the Carrier’s continued growth. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $12.6 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
Prepaid reinsurance premiums as of September 30, 2005, increased $5.2 million compared to December 31, 2004. The increase results from the Carrier’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.

Property and equipment, net of depreciation, increased $0.16 million as of September 30, 2005. The majority of the increase is attributable to the purchase of computer software and hardware at its corporate headquarters and furniture and leasehold improvements in its agencies.
Other receivables as of September 30, 2005 increased $1.5 million to $1.7 million compared to December 31, 2004. The balances represent Agencies receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The increase in the Agencies receivables is directly attributable to the increase in direct bill Commissions from carriers as we transition more business from an agency bill basis to a direct bill basis. Policies issued under a direct bill basis traditionally have higher renewal rates than policies issued on an agency bill basis. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the state of Florida on behalf of a non-affiliated insurer.
Deferred acquisition costs increased $0.35 million at September 30, 2005, compared to December 31, 2004. The increase results from the Carrier’s continued growth. The amount represents agents’ commission and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
Intangible assets as of September 30, 2005, increased $2.1 million compared to the balance as of December 31, 2004. This increase is directly related to the Company’s acquisition of an insurance agency in Georgia.
Accounts payable and accrued expense as of September 30, 2005, increased $1.6 million to $4.5 million. $1.0 million of the balance represents the Company’s liability for premium taxes, an increase of $0.4 million from year-end. The majority of the balance of the increase represents commissions payable to the company agents, accruals for associate performance incentives and other expenses accrued but not paid.
Unearned premium as of September 30, 2005 increased $7.6 million compared to December 31, 2004, and represents premiums written but not earned. This is directly attributable to the increase in the Carrier’s premium writings over the last nine months.
Unpaid losses and loss adjustment expenses increased $2.3 million as of September 30, 2005, compared to December 31, 2004. This amount represents management estimates of future amounts needed to pay claims and related expenses and the increase is the result of Carrier’s writings and anticipated future losses.
Reinsurance payable as of September 30, 2005 increased $4.4 million, compared to the balance at December 31, 2004. The amount represents premiums owed to the Company’s reinsurers. Carrier maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in the Carrier’s premium writings over the last nine months.
Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of September 30, 2005 increased $0.1 million, compared to the balance at December 31, 2004. The increase is related to increases in the Carrier writings.
Liquidity and Capital Resources
Net cash provided by operating activities for the nine months ended September 30, 2005, was $2.1 million compared to net cash provided by operating activities of $2.6 for the same period of 2004.
Investing activities for the nine month period ended September 30, 2005 consisted of the purchase leasehold improvements, property and equipment in the amount of $0.3 million in our headquarters and in the Agencies and the purchases of certificates of deposit necessary to comply with various Department of Insurance requirements for issuance of Certificates of Authority.
Financing activities for the nine month period ended September 30, 2005 included the issuance of preferred stock resulting in additional capital of $4.2 million. Dividends were paid to preferred shareholders during the period in the amount of $0.3 million. Debt repayments for the nine month period ending September 30 were $1.5 million.
The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman and its Chief Executive Officer of the Company and a Senior Vice President of the Company and issuance of its Series A Convertible Preferred Stock. The Company’s debt consists of unsecured promissory notes payable to its Chairman, its Chief Executive Officer, and a Senior Vice President of the Company. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal in December. During the first quarter of 2005, the Company issued 40,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $0.2 million. During the second quarter of 2005, the Company issued 800,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $4.0 million. The Series A Convertible Stock pays a semi-annual dividend of $0.20 per share.
The growth of the Company has and will continue to strain its liquidity and capital resources. The Carrier is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of September 30, 2005, Carrier’s Capital and Surplus was approximately $6.4 million.
Results of Operations
The Company reported net income of $0.8 million and $1.8 million for the three and nine month periods ended September 30, 2005, respectively, compared to a net loss of $0.1 million for the three month period ended September 30, 2004 and a net loss of $0.1 million for the nine month period ended September 30, 2004.
The Company’s 2005 improved results are primarily due to improved loss and loss adjustment expenses (“Loss Ratio”) in the Carrier. The Carrier’s actual Loss Ratio for the nine months ended September 30, 2005 was 66% compared to 77% for the nine months ended September 30, 2004. Commission income for the nine months ended September 30, also improved year over year by 52%. This is in part due to improvements in organic Agency production as well as the added commission income streams from the two Georgia agency acquisitions in August 2004 and January 2005.
Gross premiums written for the nine month period ended September 30, 2005, were $35.8 million. In the comparable period for 2004, the Carrier recorded $23.5 million in written premiums. The Company cedes approximately 70% of its gross premiums written to its reinsurers and the amount ceded for the nine months ended September 30, 2005, was $24.2 million. The Company’s net earned premium, after deducting reinsurance, was $9.0 million for the nine month period ended September 30, 2005 and compares to $6.7 million for the same period in 2004. The Company’s net earned premium, after deducting reinsurance, was $3.5 million for the three month period ended September 30, 2005 and compares to $2.4 million for 2004.
Commission income for the three and nine month periods ended September 30, 2005 increased compared to comparable periods ended September 30, 2004, by $2.0 million and $4.2 million, respectively. The Carrier pays MGA commission on the 30% of premium which the Carrier retains and is subsequently eliminated upon consolidation. The amount eliminated was $1.2 million and $2.7 million for the three and nine month periods ended September 30, 2005, respectively. Agencies receive commissions from the carriers whose policies they sell. Commission rates vary between carriers and are applied to written premium to determine commission income.
Managing general agent fees for the three and nine month periods ended September 30, 2005, were $1.6 million and $3.9 million, respectively, or increases of $0.8 million and $1.3 million, respectively, when compared to the same periods of 2004. Increases in the number of policies sold are the largest contributing factor.
Other fee income decreased $0.02 million and $0.1 million for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. Agencies collect fees for various services performed and for additional products sold to insureds. As Agencies have begun to write more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $2.3 million and $5.9 million for the three and nine month periods ended September 30, 2005. As a percentage of earned premiums, this amount decreased for the three and nine month periods ended September 30, 2005 when compared with the same periods in 2004. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims.
Other operating expenses, including selling, general and administrative, depreciation and amortization, and interest increased $2.5 million and $5.1 million for the three and nine month periods ended September 30, 2005, respectively, when compared to the same period of 2004. These increases are associated with the growth of the Carrier and related operations. The Carrier and MGA experience proportionate increases in selling costs as the premiums written increase. Agencies increased costs reflect the operating expenses of the acquired agencies. These acquisitions were made in August 2004 and January 2005.
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
     There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
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

Date: November 14, 2005