Form 10KSB
period 2005-12-31
ASSURANCEAMERICA CORP
filed 2006-03-29
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005

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
Issuer’s telephone number (770) 933-8911

Securities registered under Section 12(b) of the Exchange Act:                    None
Securities registered under Section 12(g) of the Exchange Act:                    Common Stock, Par Value $0.01
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The issuer’s revenues for the fiscal year ended December 31, 2005, were $37.1 million.
     The aggregate market value of the voting and non-voting common equity held by persons other than affiliates of the registrant as of March 15, 2006, was $11,942,544, based on a sale price of $1.19 per share.
     There were 51,167,321 shares of the registrant’s common stock outstanding as of December 31, 2005.
Documents Incorporated By Reference
     Parts of the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be held on April 27, 2006 are incorporated by reference into Part III of this report.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

i

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
PART I
Item 1. DESCRIPTION OF BUSINESS
History
     AssuranceAmerica Corporation, a Nevada corporation (the “Company”), (formerly Brainworks Ventures, Inc.) is an insurance holding company that was originally incorporated in 1969 under the laws of the state of Utah. AssuranceAmerica Corporation, a Georgia corporation (“AssuranceAmerica Georgia”), began the Company’s current insurance business in 1998 through its subsidiary, TrustWay Insurance Agencies, LLC (“TrustWay”), (formerly AssetAmerica Insurance Agencies, LLC). In 1999, the Company formed another subsidiary, AssuranceAmerica Managing General Agency LLC (“MGA”), that until 2003 provided all of the underwriting, claims and policyholder service functions for the Georgia nonstandard personal automobile program for Gateway Insurance Company of St. Louis, Missouri. In late 2002, the Company formed its subsidiary AssuranceAmerica Insurance Company (“AAIC”), a property and casualty insurance company that focuses on writing nonstandard automobile business. MGA provides all of the underwriting, policyholder administration and claims functions for AAIC.
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
Who We Are
     We are a holding company which, through our wholly-owned insurance company, managing general agency, and retail agency network, underwrites and distributes non-standard personal automobile insurance products to individuals, primarily in the southeastern United States. Non-standard personal automobile insurance is usually provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type, or other factors. These policies generally require higher premiums than standard policies for comparable coverage. We offer products in five states, including Georgia, South Carolina, Florida (through an agreement with an unaffiliated insurer), Texas and Alabama.
     We began our current insurance business in 1998 through the acquisition of a series of retail insurance agencies located in Florida now known as TrustWay. In 1999, we organized MGA, which initially provided all of the underwriting, claims and policyholder service functions for the Georgia non-standard personal automobile program for an unaffiliated insurance company. In late 2002, we organized AAIC, which began underwriting nonstandard personal automobile policies in April 2003 and currently writes business in Georgia, South Carolina, Texas and Alabama.
Our Business
     We currently have three revenue producing operating subsidiaries, the combination of which we believe is vital to generating consistent profitability throughout the insurance cycle: AAIC, MGA and TrustWay. AAIC and MGA constitute what we refer to as our wholesale operations, while TrustWay constitutes what we refer to as our retail operations. We believe that this structure allows us to manage our growth strategies and respond to changing market conditions more effectively than if we were only a risk-bearing enterprise or only a distribution platform.
     The following chart depicts our organizational structure and principal affiliates.
     AAIC is a property and casualty insurance company domiciled in South Carolina that focuses on writing nonstandard automobile business in Georgia, South Carolina, Texas and Alabama. It is also licensed to underwrite business in Mississippi, West Virginia, Florida and Arkansas and has an application pending in Louisiana. We expect AAIC to begin writing business in two to four new states each year for the next several years, provided that the underwriting environment remains positive and the capital and surplus of AAIC supports such growth. AAIC reinsures 70% of its gross written premiums to two insurers rated A- or better by A.M. Best.
     MGA markets AAIC’s policies through more than 1,000 independent insurance agencies in Georgia, South Carolina, Texas and Alabama. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for an unaffiliated insurer that in 2005 retained the non-standard automobile insurance policies produced by MGA in Florida. MGA receives commissions and other administrative fees from AAIC and the unaffiliated insurance company based on the amount of gross premiums produced for each respective company. Additionally, MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations.
     TrustWay is comprised of 50 retail insurance agencies with 45 locations in Florida and 5 locations in Georgia. TrustWay has been appointed by six to ten (may vary by state or office) unaffiliated insurance carriers and AAIC, and primarily sells non-standard personal automobile insurance and related products and services. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers. Our primary method of advertising for TrustWay is through targeted yellow page advertisements.
Our Industry
     Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2004, this market was estimated to be $163.4 billion by National Underwriter Insurance Data Services. Personal auto insurance provides coverage to drivers for liability to others for both bodily injury and property damage and for physical damage to an insured’s vehicle from collision and other perils. Personal auto insurance is comprised of preferred, standard and non-standard risks. Non-standard insurance is intended for drivers who, due to their driving record, age, vehicle type, payment history or other factors represent a higher than normal risk. As a result, customers that purchase non-standard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.
     While there is no established industry-recognized demarcation between non-standard policies and all other personal auto policies, we believe that non-standard auto risks or specialty auto risks generally constitute approximately 20% of the overall personal automobile insurance market, with the exact percentage fluctuating according to competitive conditions in the market.

     The personal auto insurance industry is cyclical, characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. When underwriting standards for preferred and standard companies become more restrictive, more insureds seek non-standard coverage and the size of the non-standard market increases.
Our Products
     Our non-standard insurance products provide customers with coverage for the minimum required statutory limits for bodily injury and property damage liability arising out of the operation of a motor vehicle. We also offer insurance coverage that affords protection for collision and physical damage to the insureds’ motor vehicles, bodily injury and property damage caused by uninsured motorists, medical payments, towing and labor, and accidental death and dismemberment.
Target Market
     The typical purchaser of non-standard personal automobile insurance is highly sensitive to price and payment terms, but generally insensitive to insurer ratings. AAIC is not rated by A.M. Best. Our insureds typically purchase insurance from AAIC or one of its competitors because of a lack of other coverage options, and will switch to a standard provider when able. Generally, the resulting customer non-renewals have historically been more than offset by new customers entering our markets.
     Our market has a significant Hispanic component. We have not done any targeted marketing to reach the Hispanic population, but we plan to apply resources toward this in the future. This market demographic is prominent in the southeast and, as of December 31, 2005, represents approximately 20% of our policies in-force. Policies purchased by Hispanic insureds have represented an approximately 5% better loss ratio for us than the remainder of the policies.
Wholesale Operations
     Our wholesale operations are divided into four primary functional areas: Claims, Underwriting and Customer Service, Information Technology, and Product Development and Management.
Claims
     Our Claims Division follows a “tough but fair” claims approach. AAIC seeks to pay the claims it owes in a fast, fair manner and strives to have the lowest cycle time (the period of time from the initial claim report to settlement) in the industry. The non-standard personal automobile insurance market experiences a higher level of fraudulent or inflated claims than the standard or preferred market. Our Claims Division takes a hard stance on the claims AAIC does not owe and works to develop a reputation as a carrier which will aggressively fight such inflated or fraudulent claims. In order to accomplish these objectives, the Claims Division seeks the highest caliber associate, paying above prevailing market rates in order to attract and retain experienced professionals in every area of the Claims Division. We do not utilize outside claims adjusters.
     All claims are assigned to experienced claims personnel and the files are directed immediately to handling adjusters to reduce cycle time. The Claims Division operates with a new claims reporting capability 24 hours a day, 7 days a week. The Claims Division is organized into four units to provide specialized file handling capability.
     We make an effort to keep the file pending levels for our adjusters at below industry standards to reduce errors. All adjuster authority levels are determined based on the experience of the particular adjuster. We have a formalized reserving process and an auditor who reports directly to the Vice President of Claims and conducts monthly file audits. We also conduct a monthly reserve reconciliation process and a complete quarterly review of every pending file.
     The Claims Division is in the process of installing a new web-based claims system which is expected to create gains in productivity by streamlining the claims processes, to provide a competitive advantage by utilizing immediate, real time data for evaluation purposes and allowing the exchange of information with fraud fighting agencies.
Underwriting and Customer Service
     The Underwriting and Customer Service Division consists of 30 associates. Fifteen are dedicated to Customer Service, with the remainder in our Mail/Operations area. A number of the Customer Services associates are bilingual, and work predominately on a Spanish call line providing service to our Spanish-speaking agents and insureds.
     We emphasize the use of automation wherever possible to minimize costs. We have a phone messaging system that telephones policyholders to remind them of payments due and of pending cancellations. We send agents copies of policyholder notices electronically instead of mailing them and agents can make payments and process their own policy changes online, reducing the time spent by customer service performing these activities.

Product Development and Management
     The Product Development and Management Division designs and prices each insurance product we offer, assists in the introduction of each new product to the agency force, monitors each product, and recommends rate changes, policy payment plans, new insurance coverages and variables. This division uses our data warehouse to analyze and follow each product from the point of sale through termination and claims settlement, if any. We perform a market analysis for each new state prior to expanding operations. As part of the analysis, we review statistical studies, analyze required forms and coverages, and analyze rate and competitive environment studies. After reviewing this data, we prioritize potential expansion states.
Information Technology
     The Information Technology Division is comprised of developers, quality assurance associates, data analysts, managers and infrastructure associates. This division is responsible for the management of the information technology functions of MGA and AAIC, and also advises TrustWay on its information technology functions.
     Our primary application is our policy tracking system (PTS), which was designed for the non-standard automobile insurance industry. This software application is an end-to-end, enterprise wide, real-time, web-based management system. PTS manages and increases efficiencies among the most critical functions and throughout our entire organization.
     By utilizing internet technologies, PTS provides a method to sell, quote, issue and manage policies from any location. PTS centralizes information and is designed to reduce workload, errors and costs associated with tracking and managing an insurance policy. It allows for control of user access to the database and opens communication channels through all levels of the organization. This system allows for the quoting, binding, initial premium collection, and printing of declarations pages, policies, endorsements and insurance ID cards at the point of sale at the agent’s office. Prior to the implementation of PTS, these tasks were performed at the back end of the transaction at our offices and mailed to the agent or customer.
     PTS is designed to be scalable and is expected to be capable of handling millions of policies. This allows PTS to grow as our business grows. Additional lines of insurance may be added as needed. The agreement with the vendor of this software package allows us access to the source code and the ability to develop derivatives and advance the product to meet business demands and react to changing market conditions.
     We have contracted with Sunguard Availability Services for our disaster recovery services, which include critical applications, voice systems and data recovery.
Retail Operations
     Our entry into the insurance industry in January 1998 was through the acquisition of 33 retail agencies in Florida. We reduced the number of locations over time to 26, and have since acquired several additional insurance agencies. All of the retail operations currently operate under the TrustWay brand or as a division of TrustWay and consist of 50 independent non-standard automobile insurance agencies located in Florida (45) and Georgia (5).
     TrustWay represents approximately six to ten carriers depending upon state or office.
     We expect to grow the number of agency locations through the opening of additional offices, selected acquisitions, and increasing the average premium volume per location through improved marketing and retention efforts.
Reinsurance
     In the normal course of business, AAIC seeks to reduce its overall risk levels by obtaining reinsurance from reinsurers. Reinsurance contracts do not relieve AAIC from its obligations to policyholders in the event that a reinsurer is unable to make its payments to AAIC. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. AAIC cedes 70% of its gross written premium to two A- or better A.M. Best rated insurers under a quota share reinsurance agreement.
Reserves
     AAIC establishes reserves for its estimated liability for unpaid losses and loss adjustment expenses on an individual case basis for all reported incidents. The reserve includes amounts for uncollected expenses, anticipated future claim development and losses incurred but not reported (based upon actuarial analysis of historical data). The Claims Department has formalized the initial (and adjustments) reserving process and conducts file audits, monthly reserve reconciliation and a quarterly review of every pending file. Additionally, the reserves for loss and loss adjustment expenses are reviewed quarterly by a consulting actuarial firm.
State Insurance Licenses
     AAIC, MGA and TrustWay operate under licenses issued by various insurance authorities. Certain employees must be licensed as insurance agents or adjusters in any state where they perform a function requiring licensure. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. The licenses govern the kinds of insurance that may be written in the issuing state and the other services that may be provided. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to our businesses are in good standing.
SUPERVISION AND REGULATION
     Insurance companies are generally subject to regulation and supervision by insurance departments of the jurisdiction in which they are domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium charges and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates.
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
     Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions and to require periodic disclosure of certain information. These laws impose prior approval requirements for transactions between regulated insurers and their affiliates and generally regulate dividend and other distributions, including management fees, loans, and cash advances, between regulated insurers and their affiliates.
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
     Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners also has developed a risk-based capital (RBC) program to enable regulators to carry-out appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. The RBC program consists of a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.
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
     Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some areas adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the U.S. Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.
     In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze, or set rates to or at a level that are not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has affected adversely, and in the future may affect adversely, the profitability and growth of the automobile insurance business in those jurisdictions, and may limit the ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the ability to price automobile insurance adequately, or affecting the insurance operations adversely in other ways, may occur in the future. The impact of these regulatory changes on us cannot be predicted.

Statutory Accounting Principles
     The Company’s results are reported in accordance with accounting principles generally accepted in the United States of America (GAAP), which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Primarily, under GAAP:
1.	Commissions, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned, rather than expensed as incurred, as required by SAP.
2.	Certain assets are included in the consolidated balance sheets, but are non-admitted and charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.
3.	Amounts related to ceded reinsurance, such as prepaid reinsurance premiums and reinsurance recoverables, are shown gross, rather than netted against unearned premium reserves and loss and loss adjustment expense reserves, respectively, as required by SAP.
4.	Fixed-maturity securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the credit quality of the specific security, as required by SAP. Equity securities are reported at quoted market values, which may differ from the NAIC market values as required by SAP.
5.	Both current and deferred taxes are recognized in the income statement for GAAP, while deferred taxes are posted directly to surplus for SAP.
Investments
     The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all of the insurance premium that can be profitably written. The Company’s portfolio is invested primarily in short-term and intermediate-term, investment-grade fixed-income securities.
Competition
     Non-standard personal automobile insurance consumers typically purchase the statutory minimum limits of liability insurance required to register their vehicles. Accordingly, we believe that we primarily compete on the basis of price, the amount of down payment required to bind coverage, and payment terms. However, we also generally compete on the basis of consumer recognition, agency relationships, types of coverage offered, claims handling, financial stability, customer service and geographic availability. Because of the purchasing habits of our customers, the rate of policy retention is poor when compared to the retention rate of standard and preferred policies. Our success, therefore, depends in part on our ability to replace insureds that do not renew their policies.
     We currently compete with many national, regional and local writers. The insurance underwriting and agency businesses are highly competitive. Many competitors are national in scope, larger, and better capitalized than we are. Some competitors have broad distribution networks of employed agents. Smaller regional insurance companies and local agents also compete vigorously at the local level. We believe our focus on the non-standard automobile market gives us a competitive advantage together with competitive prices, payment terms and emphasis on customer service.
Employees
     As of December 31, 2005, we had 221 employees, whom we refer to as “associates,” all but eight of whom were full-time. All non-sales associates are employed by MGA, and all sales associates are employed by TrustWay.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted for a vote of security holders during the fourth quarter of 2005.

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

	BID PRICES
QUARTER ENDED	HIGH	LOW
2004 Fiscal Year:
March 31, 2004	$1.15	$0.51
June 30, 2004	1.60	0.55
September 30, 2004	1.01	0.55
December 31, 2004	1.01	0.55
2005 Fiscal Year:
March 31, 2005	0.95	0.55
June 30, 2005	0.95	0.64
September 30, 2005	1.01	0.77
December 31, 2005	1.00	0.75
     The Company has never declared or paid cash dividends on the Company’s common stock and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends on the Company’s common stock will be at the discretion of the Board of Directors of the Company and will be dependent on the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Company’s Board of Directors deems relevant. Additionally, the payment of dividends or distributions from AAIC to the Company is restricted by the insurance laws and regulations of South Carolina. In an event of default under the Junior Subordinated Indenture issued by the company to AssuranceAmerica Capital Trust I, the Company may not pay any dividends on its common stock until the default has been cured or waived.
     At March 6, 2006, there were approximately 762 holders of record of the Company Common Stock.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2005, with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities	Weighted-	Number of securities remaining
	to be issued upon	average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding	plans (excluding securities
Plan Category	warrants and rights	options	reflected in column (a))
Equity compensation plans approved by stockholders(1)	4,215,628	$0.97	586,372
Equity compensation plans not approved by stockholders	0	N/A	0
Total	4,215,628	$0.97	586,372

(1) Consists of options granted under the Company’s 2000 Stock Option Plan.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Financial Condition
     Investments and cash as of December 31, 2005, increased approximately $9.1 million over investments and cash as of December 31, 2004. The increase was due in part to cash proceeds from the sale of the Company’s (i) series A convertible preferred stock, (ii) common stock sales and (iii) proceeds from the Trust-Preferred offering and in part to improved operating cash flows provided from the continued growth of AAIC and TrustWay. Operating cash flows from TrustWay include profits from agencies acquired from Thomas Cook Holding Company in August 2004 and Cannon Insurance Agency and E&S Insurance Services in January 2005. The Company’s investments of $8.5 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or agencies. Other investments are in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the policy are to obtain favorable after-tax returns on investments, provide competitive long-term rate of returns on surplus and mitigate credit and liquidity risks through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include Federal and State income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of December 31, 2005, increased $8.7 million compared to December 31, 2004. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings over the past twelve months. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration of the corresponding policy, and the Company does not consider an allowance for doubtful accounts to be necessary.
     Compared to December 31, 2004, reinsurance recoverable as of December 31, 2005, increased $4.2 million, to $14.8 million. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $14.8 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of December 31, 2005, increased $5.9 million compared to December 31, 2004. The increase resulted from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
     Compared to December 31, 2004, property and equipment, net of depreciation, increased $0.22 million as of December 31, 2005. The majority of the increase is attributable to the purchase of computer software and hardware at its corporate headquarters and furniture and leasehold improvements in its agencies.
     Other receivables as of December 31, 2005 increased $1.4 million to $1.7 million compared to December 31, 2004. The balances represent TrustWay’s receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The increase in TrustWay’s receivables is directly attributable to the increase in direct bill commissions from carriers as we transition more business from an agency bill basis to a direct bill basis. Policies issued on a direct bill basis traditionally have higher renewal rates than policies issued on an agency bill basis. The increase in the MGA’s receivables is directly attributable to increases in business placed by the MGA in the state of Florida on behalf of a non-affiliated insurer.
     Deferred acquisition costs increased $0.6 million to $0.8 million at December 31, 2005 compared to December 31, 2004. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Intangible assets as of December 31, 2005, increased $2.0 million to $7.4 million compared to the balance as of December 31, 2004. This increase is directly related to the Company’s acquisition of an insurance agency in Georgia, less amortization of identifiable intangible assets for 2005.
     Other assets as of December 31, 2005, increased $0.4 million compared to the balance as of December 31, 2004. This balance represents unamortized debenture issuance costs for legal fees incurred in connection with debt securities issued in December 2005. These costs are amortized on a straight-line basis over the repayment period of the Debentures.
     Accounts payable and accrued expenses as of December 31, 2005, increased $1.9 million to $4.8 million. $1.4 million of the balance represents the Company’s liability for premium taxes, an increase of $0.4 million from December 31, 2004. The majority of the balance of the increase represents commissions payable to the Company’s agents, accruals for associate performance incentives and other expenses accrued but not paid.
     Unearned premium as of December 31, 2005 increased $8.7 million to $16.6 million compared to December 31, 2004, and represents premiums written but not earned. The increase is directly attributable to the increase in AAIC’s premium writings over the last twelve months.
     Unpaid losses and loss adjustment expenses increased $4.5 million to $15.1 million as of December 31, 2005 compared to December 31, 2004. This amount represents management estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
     Reinsurance payable as of December 31, 2005 increased $5.3 million to $10.2 million compared to the balance at December 31, 2004. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings over the last twelve months.
     Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of December 31, 2005 increased $0.6 million, compared to the balance at December 31, 2004. The increase is related to increases in AAIC writings.
     Long term debt owed to related parties as of December 31, 2005, decreased approximately $1.8 million to $5.6 million compared to December 31, 2004. The change results from payments of $2.3 million applied toward interest and principal balances payable on the promissory notes, less interest accrued in the current period, to the Company’s Chairman, its CEO and the owner of a Georgia agency acquired in 2004.
     On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), a wholly-owned subsidiary of the Company, consummated the private placement of 5000 of the Trust’s floating rate Capital Securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). These Debentures are classified as debt and are presented net of discount to be amortized over the life of the Debentures on the Company’s statements of financial position. The interest paid and accrued on these Debentures is classified as interest expense in the consolidated statements of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities for the twelve months ended December 31, 2005, was $2.7 million compared to net cash provided by operating activities of $1.7 for the same period of 2004.
     Investing activities for the twelve month period ended December 31, 2005 consisted of the purchase of leasehold improvements, property and equipment in the amount of $0.7 million in our headquarters and in TrustWay locations and the purchases of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the twelve month period ended December 31, 2005 included the issuance of preferred and common stock resulting in additional capital of $4.7 million. Dividends were paid to preferred shareholders during the period in the amount of $0.5 million. Debt repayments for the twelve month period ending December 31, 2005 were $1.8 million. The Company received net proceeds of $4.8 million in connection with issuance of new debt securities in connection with the creation of the Trust.
     The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman and Chief Executive Officer of the Company and the President of TrustWay and issuance of its series A convertible preferred stock, common stock and debt securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman, its Chief Executive Officer and a Senior Vice President of the Company. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first quarter of 2005, the Company issued 40,000 shares of its series A convertible preferred stock for an aggregate consideration of $0.2 million. During the second quarter of 2005, the Company issued 800,000 shares of its series A convertible preferred stock for an aggregate consideration of $4.0 million. The series A convertible stock pays a semi-annual dividend of $0.20 per share. During the fourth quarter of 2005, the Company issued 669,821 shares of its common stock for an aggregate consideration of $435,000. On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5000 of the Trust’s floating rate Capital Securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate Common Securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.
     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum capital and surplus of $3.0 million. As of December 31, 2005, AAIC’s capital and surplus was $7.7 million.
Results of Operations
     The Company reported net income of $2.3 million for the twelve month period ended December 31, 2005, compared to a net loss of $0.05 million for the twelve month period ended December 31, 2004. The Company reported basic earnings per common share of $0.036 for the twelve month period ended December 31, 2005, compared to $(0.003) for the twelve month period ended December 31, 2004 . Fully diluted earnings per common share for the twelve month period ended December 31, 2005 was $0.029, compared to $(0.003) for the twelve month period ended December 31, 2004.
     Contributing factors towards the Company’s 2005 improved results include increases in earned premium in AAIC and related increases in fee income; improved loss and loss adjustment expenses (“Loss Ratio”) in AAIC, from 73.5% in 2004 to 69.1% in 2005; and increases in commission and fee income in the MGA and TrustWay. Fee income improvements in the MGA reflect fees associated with increased premium production in AAIC in the states of Georgia, South Carolina and Alabama and fees associated with entry into the state of Florida through an unaffiliated insurance company. Commission and fee income improvements in TrustWay are representative of increases in organic agency production as well as the added commission income streams from the two Georgia acquisitions in August 2004 and January 2005.
Revenues
Premiums
     Gross premiums written for the twelve month period ended December 31, 2005 were $50.5 million. In the comparable period for 2004, AAIC recorded $30.6 million in gross premiums written. 2005 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $50.3 million plus $0.2 million premiums associated with the insurance risk transferred to AAIC by an unaffiliated insurance company pursuant to a reinsurance contract, “assumed premiums written.” There were no assumed premiums written in 2004. The majority of our growth occurred in our largest state, Georgia, which represented 73.9% of our direct business and accounted for $13.1 million of the $19.8 million increase. Policies in force increased 114% in the state of Georgia from December 31, 2004 to December 31, 2005. Direct premiums written in South Carolina increased 62.8% in 2005 from the prior year with a 19% increase in policies in force from December 31, 2004 to December 31, 2005. In addition, entry into the state of Alabama during 2005 accounted for $2.5 million of the year-over-year increase in direct premiums written in AAIC. AAIC cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the twelve months ended December 31, 2005, was $34.3 million.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth in premiums written, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline in premiums written, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $13.4 million for the twelve month period ended December 31, 2005 and compares to $9.0 million for 2004.
Commission and Fee Income
     Our MGA and TrustWay produce and service non-standard personal automobile insurance business for AAIC and other insurers. We receive service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of these insurers. We also receive commission and service fee income in TrustWay on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk. Commission rates vary between carriers and are applied to written premium to determine commission income.
     Commission income, as a result of business produced in both TrustWay and the MGA, for the twelve month period ended December 31, 2005 increased $5.9 million to $16.8 million compared to the same period ended December 31, 2004. AAIC pays MGA commission on the 30% of premium which AAIC retains and is subsequently eliminated upon consolidation. The amount eliminated was $3.8 million for the twelve month period ended December 31, 2005.
     Managing general agent fees for the twelve month period ended December 31, 2005 were $5.9 million, or an increase of $2.5 million when compared to the same period of 2004. Increases in the number of policies sold are the largest contributing factor.
     Other fee income decreased $0.1 million for the twelve month period ended December 31, 2005 compared to the same period in 2004. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay has begun to write more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses. Net investment income increased to $0.3 million in 2005 from $0.03 million in 2004 primarily as a result of an increase in average invested assets. During 2005, we contributed $3.1 million of proceeds from the sale of preferred stock and common stock to AAIC. The proceeds from these capital contributions, coupled with the cash flows from our insurance operations resulted in the significant increase in average invested assets.
Expenses
Insurance Loss and Loss Adjustment Expenses
     Insurance losses and loss adjustment expenses include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Insurance losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. We perform an actuarial analysis each quarter and establish or adjust (for prior accident quarters) reserves, based upon our estimate of the ultimate incurred losses and loss adjustment expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. Each quarter our estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter, by state and by major coverage grouping (e.g., bodily injury, physical damage) and changes in estimates are reflected in the period the additional information becomes known.
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the twelve months ended December 31, 2005, was $21.6 million.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $9.3 million for the twelve month period ended December 31, 2005. As a percentage of earned premiums, this amount decreased for the twelve month period ended December 31, 2005, from 73.5% to 69.1%, when compared with the same period in 2004. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims.
Other Expenses
     Other operating expenses, including selling and general and administrative increased $7.7 million for the twelve month period ended December 31, 2005 when compared to the same period of 2004. This increase is associated with the growth of AAIC and related operations. AAIC and MGA experience proportionate increases in selling costs as the premiums written increase. TrustWay’s increased costs reflect the operating expenses of the acquired agencies. These acquisitions were made in August 2004 and January 2005. As a percentage of revenue, selling and general and administrative expenses decreased during 2005 from 68.9% to 65.6%. This improvement reflects improved economies of scale and operating leverage of the Company’s growth. Depreciation and amortization expense increased $0.3 million for the twelve month period ended December 31, 2005 when compared to the same period of 2004. This increase is associated with the increase in fixed and intangible assets.
Item 7. FINANCIAL STATEMENTS
     The Company’s consolidated financial statements (see “Index to Financial Statements”) for the fiscal year ended December 31, 2005, as well as the fiscal year ended December 31, 2004, together with the notes, have been audited by the independent accounting firm of Miller Ray Houser & Stewart, LLP, whose opinion is included in this Report beginning at page F-1.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     During the fiscal year ended December 31, 2005, there was no disagreement with the Company’s accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed pursuant to Item 304 of Regulation S-B.
Item 8A. CONTROLS AND PROCEDURES
     As of the end of the period covered by this Annual Report on Form 10-KSB, the Company’s Chief Executive Officer and its Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.
Item 8B. OTHER INFORMATION
     None
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Except for information regarding executive officers, all information required to be disclosed in Item 9 is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006 (“Proxy Statement”).
Executive Officers
            The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Positions Held
Guy W. Millner	70	Chairman

Lawrence (Bud) Stumbaugh	65	President and Chief Executive Officer

Renee A. Pinczes	43	Chief Financial Officer and Senior Vice President

Mark H. Hain	56	Senior Vice President, General Counsel and Secretary

Joseph J. Skruck	41	President, AssuranceAmerica Managing General Agency, LLC (a subsidiary of the Company)

James C. Cook	41	Senior Vice President — Corporate Development

Elise Quadrozzi	45	Vice President — Claims and Underwriting

David Anthony	46	Vice President — Information Technology

Scott Nelson	38	Vice President — Product Development
Biographies of Executive Officers
     Guy W. Millner has served as the Chairman of the Board since June 2003. Mr. Millner served as Chairman of AA Holdings, LLC, the predecessor of AssuranceAmerica Corporation, a Georgia corporation, from 1999 to 2003. From 1961 to 1999, Mr. Millner served as Chairman of Norrell Corporation, a leading provider of staffing and outsourcing solutions.
     Lawrence (Bud) Stumbaugh has served as the President and Chief Executive Officer and on the Board of Directors since June 2003. He served as President and Chief Executive Officer of AA Holdings, LLC from 1998 to 2003. Prior to joining AA Holdings, LLC, Mr. Stumbaugh was President and Chief Executive Officer of Lawmark International Corporation.
     Renee A. Pinczes has served as our Chief Financial Officer and Senior Vice President since March 2005. She served as Secretary from the period of March 2005 through August 2005. Prior to joining the Company, she spent seven years with PRG-Schultz International as Vice President-Operations and Vice President-Strategic Planning and Analysis. Mrs. Pinczes served as Vice President, CFO and COO with the Jamison Insurance Group and as Corporate Finance Officer of Consolidated International Insurance Group.
     Mark H. Hain has served as Senior Vice President, General Counsel and Secretary since August 2005. Prior to joining the Company, Mr. Hain was in private practice of law for two years and was General Counsel for Computer Jobs.com, Inc. for two years. He served as Senior Vice President and General Counsel for Norrell Corporation form 1988 to 1999, and as General Counsel for American First Corporation, C.L. Frates, Inc. and the Oklahoma Insurance Department prior to 1988.
     Joseph J. (Joe) Skruck has served as the President and Chief Operating Officer of AssuranceAmerica Managing General Agency, LLC, an insurance subsidiary of the Company since January 2002. He served as Senior Vice-President of Sun States Insurance Group from 1998 through 2001.
     James C. (Jim) Cook is the Senior Vice President, Corporate Development, of the Company and is responsible for acquisitions for the TrustWay Agency Group. Mr. Cook served as President of TrustWay from August 2004 to November 2005. Prior to joining the Company in 2004, he was President and Founder of InsuranceMarket, an agency formed in 1995, and acquired by TrustWay in July 2004.
     Elise A. Quadrozzi, CPCU, AIC, joined the Company in 2003 and serves as Vice President of Claims and Underwriting for the Company. She has an insurance career spanning over 21 years. She has held several senior level management positions, most recently as Director of Accident Management with AKZO Nobel Coatings Inc. from 2001 until she joined the Company.
     David H. Anthony joined the Company as Vice President of Information Technology in March 2004. Mr. Anthony has 23 years of experience in the Information Technology industry with the last 12 focused in the area of consulting. Prior to joining the Company, he served as Vice President of CGI Information Systems and Management Consultants for four years.

     Scott M. Nelson is the Vice President of Product Development for the Company. Prior to joining the Company in 2004, Mr. Nelson served as Assistant Vice-President, Product Management, for five years for Answer Financial in Encino, CA. Prior to Answer Financial, he managed several states for Windsor Insurance Company, a leading writer of non-standard auto insurance.
Item 10. EXECUTIVE COMPENSATION
     All information required to be disclosed in Item 10 is incorporated by reference from the Company’s Proxy Statement.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     All information required to be disclosed in Item 11 is incorporated by reference from the Company’s Proxy Statement.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     All information required to be disclosed in Item 12 is incorporated by reference from the Company’s Proxy Statement.
Item 13. EXHIBITS
(A) EXHIBITS

2.1	Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AA Holdings Acquisition Sub, Inc., AA Holdings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 16, 2003).

2.2	Asset Purchase Agreement by and between Trustway Insurance Agencies, LLC, AssuranceAmerica Corporation, Thomas-Cook Holding Company and James C. Cook (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).

3.1	Amended And Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 9, 2003).

3.3	By-Laws of the Company (incorporated by reference to the Company’s Form 10 filed on May 30, 1972).

3.4	Amendment to the Company’s By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).

3.5	Amendment to the Company’s By-Laws adopted June 26, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003).

3.6	Amendment to the Company’s By-Laws adopted June 15, 2004 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004).

4.1	Certificate of Designations Establishing the Powers, Preferences, limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

4.2	Amendment to Certificate of Designations Establishing the Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005).

4.3	Amended and Restated Trust Agreement dated December 22, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 27, 2005).

4.4	Junior Subordinated Indenture dated December 22, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 27, 2005).

10.1	Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement

filed on October 20, 2000).

10.2	Promissory Note assumed by the Company to Guy W. Millner dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.3	Promissory Note assumed by the Company to Lawrence Stumbaugh dated January 3, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.4	Promissory Note assumed by the Company to Guy W. Millner dated August 31, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.5	Employment Agreement between Agencies and James C. Cook dated July 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2003).

10.6	Executive Employment Agreement between AssuranceAmerica General Agency, LLC and Joseph J. Skruck (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 8, 2006).

10.7	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2005).

10.8	Amendment to Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2005).

10.9	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2005).

10.10	Description of Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended June 30, 2005).

10.11	Guarantee Agreement dated December 22, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2005).

10.12	Executive Employment Agreement between Sercap Holdings, LLC and Lawrence Stumbaugh effective July 10, 2002 and assumed by the Company effective April 1, 2003.

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Transition Report on Form 10-KSB for the transition period from April 1, 2003 to December 31, 2003).

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     All information required to be disclosed in Item 14 is incorporated by reference from the Company’s Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

ASSURANCEAMERICA CORPORATION

Date: March 29, 2006	By:	/s/ Lawrence Stumbaugh

Lawrence Stumbaugh, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence Stumbaugh Lawrence Stumbaugh	Chief Executive Officer and Director (Principal Executive Officer)	Date: March 29, 2006

/s/ Renée A. Pinczes Renée A. Pinczes	Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 29, 2006

/s/ Guy W. Millner Guy W. Millner	Chairman of the Board of Directors	Date: March 29, 2006

/s/ Donald Ratajczak Donald Ratajczak	Director	Date: March 29, 2006

/s/ Quill O. Healey Quill O. Healey	Director	Date: March 29, 2006

/s/ John E. Cay , III John E. Cay, III	Director	Date: March 29, 2006

/s/ Kaaren J. Street Kaaren J. Street	Director	Date: March 29, 2006

/s/ Sam Zamarripa Sam Zamarripa	Director	Date: March 29, 2006

/s/ John Ray John Ray	Director	Date: March 29, 2006

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AssuranceAmerica Corporation
We have audited the accompanying consolidated balance sheets of AssuranceAmerica Corporation (a Nevada corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Miller Ray Houser & Stewart LLP
Atlanta, Georgia
March 8, 2006

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
Assets
Cash and cash equivalents	$8,668,827	$7,059,188
Short term investments	120,000	400,000
Long term investments	8,419,835	599,808
Investment income due and accrued	81,150	734
Receivable from insured	13,821,477	5,170,840
Reinsurance recoverable (including $4,213,187 and $3,084,838 on paid losses)	14,790,099	10,543,775
Prepaid reinsurance premiums	11,211,270	5,291,830
Deferred acquisition costs	798,539	224,842
Property and equipment (net of accumulated depreciation of $1,606,200 and $1,094,131)	1,400,667	1,185,081
Other receivables	1,674,184	276,460
Prepaid expenses	161,415	52,260
Intangibles (net of accumulated amortization of $1,398,244 and $1,198,396)	7,359,850	5,399,789
Security deposits	75,072	89,158
Other assets	378,758	—

Total assets	$68,961,143	$36,293,765

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$4,802,223	$2,904,640
Unearned premium	16,574,473	7,833,189
Unpaid losses and loss adjustment expenses	15,109,874	10,655,625
Reinsurance payable	10,238,081	4,936,933
Provisional commission reserve	1,704,379	1,060,883
Debt, related party	5,568,535	7,376,279
Debentures payable	4,800,185	—
Capital lease obligations	220,155	265,545

Total liabilities	59,017,905	35,033,094

Stockholders’ equity
Common stock, .01 par value (authorized 80,000,000, outstanding 51,167,321 and 46,577,090)	511,673	465,771
Preferred stock, .01 par value (authorized 5,000,000, outstanding 1,266,000 and 426,000)	12,660	4,260
Surplus-paid in	15,678,015	8,872,943
Accumulated deficit	(6,259,110)	(8,082,303)

Total stockholders’ equity	9,943,238	1,260,671

Total liabilities and stockholders’ equity	$68,961,143	$36,293,765

See accompanying notes and report of independent accountants.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2005	2004
Revenue:
Gross premiums written	$50,519,371	$30,556,941
Ceded premiums written	(34,300,556)	(20,783,807)

Net premiums written	16,218,815	9,773,134
Increase in unearned premiums, net of prepaid reinsurance premiums	(2,821,844)	(727,968)

Net premiums earned	13,396,971	9,045,166
Commission income	16,844,593	10,921,633
Managing general agent fees	5,881,026	3,341,575
Net investment income	253,765	30,709
Other fee income	739,129	848,314

Total revenue	37,115,484	24,187,397
Expenses:
Losses and loss adjustment expenses	9,255,625	6,648,912
Selling, general, and administrative	24,347,233	16,666,175
Depreciation and amortization expense	612,160	339,993
Interest expense	570,873	580,615

Total operating expenses	34,785,891	24,235,695

Income (loss) before provision for income tax expense	2,329,593	(48,298)
Income tax provision	—	—

Net income (loss)	2,329,593	(48,298)

Dividends on preferred stock	506,400	85,200

Net income (loss) attributable to common stockholders	$1,823,193	$(133,498)

Earnings per common share
Basic	0.036	(0.003)
Diluted	0.029	(0.003)
Weighted average shares outstanding-basic	50,247,505	45,771,315
Weighted average shares outstanding-diluted	63,516,605	45,771,315
See accompanying notes and report of independent accountants.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2005 and 2004

	Common	Preferred	Paid in	Accumulated
	Stock	Stock	Capital	Deficit	Total
Balance, December 31, 2003	$452,111	$—	$6,118,644	$(7,948,805)	$(1,378,050)
Stock issued	13,660	4,260	2,781,829	—	2,799,749
Stock issuance expenses	—	—	(27,530)	—	(27,530)
Preferred dividends paid	—	—	—	(85,200)	(85,200)
Net loss	—	—	—	(48,298)	(48,298)
Balance, December 31, 2004	465,771	4,260	8,872,943	(8,082,303)	1,260,671
Stock issued	45,902	8,400	6,866,778	—	6,921,080
Stock issuance expenses	—	—	(61,706)	—	(61,706)
Preferred dividends paid	—	—	—	(506,400)	(506,400)
Net income	—	—	—	2,329,593	2,329,593
Balance, December 31, 2005	$511,673	$12,660	$15,678,015	$(6,259,110)	$9,943,238
See accompanying notes and report of independent accountants.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,329,593	$(48,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	612,160	339,993
Loss on disposal of property and equipment	47,453	—
Changes in assets and liabilities:
Receivables	(10,048,361)	(1,080,805)
Prepaid expenses and other assets	(473,827)	68,566
Unearned premiums	8,741,284	1,971,598
Unpaid loss and loss adjustment expenses	4,454,249	6,156,473
Ceded reinsurance payable	5,301,148	1,057,593
Reinsurance recoverable	(4,246,324)	(5,904,149)
Prepaid reinsurance premiums	(5,919,440)	(1,243,629)
Accounts payable and accrued expenses	1,897,584	405,788
Deferred acquisition costs	(573,697)	(100,337)
Provisional commission reserve	643,496	53,550

Net cash provided by operating activities	2,765,318	1,676,343

Cash flows from investing activities:
Purchases of property and equipment, net	(675,261)	(199,464)
Purchase of investments and accrued investment income	(7,620,443)	(699,808)
Acquisition of agency	—	(462,000)

Net cash used by investing activities	(8,295,704)	(1,361,272)

Cash flows from financing activities:
Repayments of related party debt	(1,807,744)	(706,379)
Proceeds from debentures issuance, net	4,800,185	—
Preferred dividends paid	(506,400)	(85,200)
Repayments on capital lease obligations	(45,390)	(32,077)
Stock issued	4,699,374	2,112,220

Net cash provided by financing activities	7,140,025	1,288,564

Net increase in cash and cash equivalents	1,609,639	1,603,635
Cash and cash equivalents, beginning of period	7,059,188	5,455,553

Cash and cash equivalents, end of period	$8,668,827	$7,059,188

See note 14 for supplemental cash flow information.
See accompanying notes and report of independent accountants.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(1) Description of Business
AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”), TrustWay Insurance Agencies, LLC (“TrustWay”) and AssuranceAmerica Capital Trust I, each wholly-owned. The Company solicits and underwrites nonstandard private passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.
(2) Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts and operations of the Company. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could impact the amounts reported and the actual results could differ from these estimates.
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company’s capital lease obligations approximate fair value because of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations as of December 31, 2005 and 2004.
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
Start-Up Costs
Start-up costs are expensed when incurred.
Cash and Cash Equivalents
Cash and cash equivalents include cash demand deposits, money market accounts and bank certificates of deposit with a maturity of less than three months.
Leased Property Under Capital Lease
Leased property under a capital lease is recorded as a capital asset and amortized on a straight-line basis over the estimated useful life of the property. The property and the related lease obligation are disclosed on the balance sheet.
Property and Equipment
Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: Furniture and fixtures – 5 to 7 years; equipment – 3 to 5 years; software currently in service – 3 to 5 years; leasehold improvements – over the remaining life of the lease, including options. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $412,312 and $239,160 for the twelve months ended December 31, 2005 and 2004, respectively.
A summary of property and equipment is as follows:

	December 31, 2005	December 31, 2004
Furniture and equipment	$886,837	$349,854
Computer equipment	1,097,942	1,026,394
Computer software	477,524	432,285
Leasehold improvements	544,564	470,679
Less: accumulated depreciation	(1,606,200)	(1,094,131)

	$1,400,667	$1,185,081

Amortization of Intangible Assets
Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The non-competition agreements were amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense was $199,848 and $100,833 for the twelve months ended December 31, 2005 and 2004, respectively.
Intangible Assets include the following:

	2005	2004
Goodwill	$6,388,094	$5,108,185
Non-compete clause	980,000	610,000
Renewal list	1,170,000	660,000
Restrictive covenants	220,000	220,000

	8,758,094	6,598,185
Less: Accumulated amortization	(1,398,244)	(1,198,396)

	$7,359,850	$5,399,789

     The estimated aggregate amortization expense for each of the succeeding five fiscal years is:

2006	$246,175
2007	$246,175
2008	$246,175
2009	$201,360
2010	$168,786

Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2005 or December 31, 2004.
Advertising
Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005 and 2004 was $790,789 and $787,307, respectively.
Stock Options
The Company has adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options awarded or to continue to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25), but disclose the pro forma effects on net income had the fair value of the options been expensed. The Company has elected to apply APB No. 25 in accounting for its stock option plan, including stock awards to non-employee directors. The disclosure provisions required by SFAS No 123 are provided in Note 8.
(3) Investments
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
A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. For the years ended December 31, 2005 and December 31, 2004, there were no unrealized losses.
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
At December 31, 2005, investments carried at market value of $1,263,537 and cash of approximately $395,211 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.
A summary of investments is as follows as of:

	December 31, 2005	December 31, 2004
Short term bank certificates of deposit	$120,000	$400,000
U.S. Treasury securities and obligations of U.S. government corporations and agencies	6,300,740	599,808
Obligations of states and political subdivisions	528,915	—
Corporate debt securities	1,590,179	—

Total	$8,539,835	$999,808

The amortized cost and fair value of debt securities available-for-sale at December 31, 2005, by contractual maturity, is shown below:

Years to Maturity	Amortized Cost	Fair Value
One year or less	$772,841	$764,113
After one year through five years	2,504,323	2,510,043
After five years through ten years	1,052,487	1,050,994
After ten years	4,090,185	4,089,251

Total	$8,419,836	$8,414,401

(4) Losses and Loss Adjustment Expenses
The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates for losses for claims reported prior to the balance sheet dates (“case reserves”), estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations.
A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	December 31, 2005	December 31, 2004
Case basis	$1,784,824	$1,650,429
IBNR	2,748,138	1,546,259

Total	$4,532,962	$3,196,688

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2005	2004
Balance at January 1	$10,655,625	$4,499,152
Less reinsurance recoverables on unpaid losses	7,458,937	3,149,408
Net balance at January 1	3,196,688	1,349,744
Add Losses and LAE incurred, net, related to:
Current year	9,669,325	6,824,530
Prior years	(412,184)	(178,041)
Net Losses and LAE incurred in the current year	9,257,141	6,646,489
Deduct Losses and LAE paid, net, related to:
Current year	5,880,003	4,002,926
Prior years	2,040,864	796,619
Net claim payments in the current year	7,920,867	4,799,545
Net balance at December 31	4,532,962	3,196,688
Plus reinsurance recoverables on unpaid losses	10,576,912	7,458,937
Balance at December 31	$15,109,874	$10,655,625
The majority of the Company’s net claim payments related to accidents occurring in the current accident year. As a result of changes in estimates of insured events in prior years, the claims and claim adjustment expenses incurred (net of reinsurance recoveries of $21,562,293 and $15,509,149 in 2005 and 2004, respectively) decreased by $0.4 million in 2005 reflecting lower than anticipated losses.
(5) Reinsurance
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
The impact of reinsurance on the statements of operations for the period ended December 31 is as follows:

	2005	2004
Premiums written:
Direct	$50,309,013	$30,556,941
Assumed	210,358	—
Ceded	34,300,556	20,783,807
Net	16,218,815	9,773,134
Premiums earned:
Direct	41,699,701	28,585,344
Assumed	78,386	—
Ceded	28,381,116	19,540,178
Net	13,396,971	9,045,165

	2005	2004
Losses and loss adjustment expenses incurred:
Direct	$30,811,072	$22,158,061
Assumed	6,846	—
Ceded	21,562,293	15,509,149
Net	$9,255,625	$6,648,912
The impact of reinsurance on the balance sheets as of December 31 is as follows:

Unpaid losses and loss adjustment expense:
Direct	$15,109,874	$10,655,627
Assumed	—	—
Ceded	10,576,912	7,458,939
Net	4,532,962	3,196,688
Unearned premiums:
Direct	16,442,501	7,833,189
Assumed	131,972	—
Ceded	11,211,270	5,291,830
Net	$5,363,203	$2,541,359
The Company received $8,918,145 in commissions on premiums ceded during 2005. Had all of the Company’s reinsurance agreements been cancelled at December 31, 2005, the Company would have returned $2,914,930 in reinsurance commissions to its reinsurers and its reinsurers would have returned $11,211,270 in unearned premiums to the Company.
Contingent Reinsurance Commission and Provisional Commission Reserve
The Company’s reinsurance contract provides ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions, net of adjustments, is determined by the loss experience for the reinsurance agreement term. The reinsurers provide commissions on a sliding scale with maximum and minimum achievable levels. The reinsurers pay the Company with the provisional commissions, before adjustment. The Company adjusts the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable.
The total liability for excess provisional commissions received as of December 31, 2005 by policy year is:

Policy Year	Amount
2003	$171,715
2004	569,633
2005	963,031

Total	$1,704,379

(6) Long-Term Debt
Notes Payable, Related Party
The Company has various notes payable to related parties totaling to $5,568,535 at December 31, 2005. The Company’s Notes Payable debt consists primarily of unsecured promissory notes payable to its Chairman and its Chief Executive Officer. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration. As a result of the acquisition of a Georgia insurance agency in 2004, the Company also has an unsecured promissory note payable to a Senior Vice President of the Company. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning August 2005.
Debentures Payable
On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate Capital Securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate Common Securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common

Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures. The Company has guaranteed the obligations of the Trust.
Scheduled Maturities
The aggregate payments due on debt outstanding as of December 31 are as follows:

Amount
2006	$1,459,333
2007	1,459,716
2008	1,020,173
2009	1,000,000
2010 and after	5,429,498

Total	$10,368,720

(7) Income Taxes
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
The Company has loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between the year 2015 and December 31, 2023. The loss carry-forwards at December 31, 2004 were approximately $4,121,000. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.
The provision for federal and state income taxes for the years ended are as follows:

December 31,
	2005	2004
Current	$—	$—
Deferred	—	—

Total provision for income taxes	$—	$—

     The Company’s total deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2005	2004
Total deferred tax assets	$1,607,000	$2,093,000
Total deferred tax (liability)	(236,000)	(214,600)

Total income tax benefit	1,371,000	1,878,400
Less valuation allowance	(1,371,000)	(1,878,400)

	$—	$—

     The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2015	$260,473
Expires 2016	645,872
Expires 2017	794,848
Expires 2022	1,008,921
Expires 2023	1,013,703
Expires 2024	397,621

$4,121,438

(8) Capital Stock
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
Common Stock
During the fourth quarter of 2005, the Company issued 669,231 shares of common stock, $0.01 par value, through a private placement.
Stock-Based Compensation
The Company’s 2000 Stock Option Plan provides for the granting of stock options to officers, key employees, valued directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. Options become exercisable at various dates and are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value).
The aggregate number of common shares authorized under the plan is currently 5,000,000. Prior to the merger with AssuranceAmerica Corporation, a Georgia corporation, the Company had issued options to purchase 948,918 shares of common stock and, after the merger the Company had issued options to purchase 1,300,000 shares of common stock. In connection with such merger, the outstanding options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company’s common stock under the Company’s 2000 Stock Option Plan.
A summary of all stock option activity during the twelve months ending December 31 follows:

	2005		2004
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	3,302,918	$1.45	2,238,918	$1.93
Add (deduct):
Granted	2,394,050	$0.81	1,090,000	$0.50
Exercised	(192,000)	$0.25	(6,000)	$0.25
Cancelled	(1,289,340)	$2.00	(20,000)	$4.25

End of year	4,215,628	$0.97	3,302,918	$1.45
Exercisable, end of year	929,018	$2.12	1,173,550	$3.39
     The following stock options were outstanding or exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	of Shares	Life	Price	Shares	Price

< $1.00	3,895,710	4.05 years	$0.60	609,100	$0.36
$1.00 < $3.00	—	—	—	—	—
$3.00 < $4.00	—	—	—	—	—
$4.00 < $5.00	—	—	—	—	—
$5.00 < $6.50	319,918	0.92 years	$5.48	319,918	$5.48

	4,215,628	3.81 years	$0.97	929,018	$2.12
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

	For the twelve months ending December 31,
	2005	2004
Net income (loss) as reported	$1,823,193	$(133,498)
Compensation effect	(335,960)	(82,270)

Pro forma net income (loss)	$1,487,233	$(215,768)
Basic and diluted net income attributable to common stockholders

As reported — Basic	0.036	(0.003)
Pro forma — Basic	0.030	(0.005)
As reported — Diluted	0.029	(0.003)
Pro forma — Diluted	0.023	(0.005)
The weighted-average fair value of options granted during the twelve months ended December 31, 2005, estimated on the date of grant using the Black-Scholes option-pricing model, was $0.2253. The weighted average fair value of options granted during 2004, estimated on the date of grant using the Black-Scholes option-pricing model, was $0.1813. The fair value of options granted is estimated on the date of grant using the following assumptions:

	December 31, 2005	December 31, 2004
Expected volatility	12%	40%
Risk-free interest rate	2.0%	1.15%
Expected life (in years)	5.0	5.0
The total fair value of the options granted during the years ended December 31, 2005 and 2004 was computed to be $263,276 and $197,617, respectively, which would be amortized over the vesting period of the options.
(9) Risk
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
(II) CREDIT RISK – the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers with an A.M. Best rating of “A-“ or better, and by providing for any amounts deemed uncollectible.
(III) INTEREST RATE RISK – the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss. The Company, in accordance with its investment policy, manages its investment portfolio duration according to expected liability duration needs. Since the Company’s liabilities are predominantly short-term, the investment portfolio is also short-term duration. The investment policy requires that the duration of the investment portfolio will not diverge from the Company’s liability duration by more than + 15%.
Concentration of Risk
The Company operates in Alabama, Florida, Georgia and South Carolina and is dependent upon the economies in those states. Automobiles insured through AAIC are principally in Alabama, South Carolina and Georgia. Premium increases generally must be approved by state insurance commissioners.
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

Regulatory Requirements and Restrictions
To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At December 31, 2005, AAIC’s capital and surplus was approximately $7.7 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio. At December 31, 2005, AAIC was in compliance with this requirement.
Under the South Carolina Insurance Code, AAIC must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent (10%) of policyholder surplus or net income, minus realized capital gains, whichever is greater.
The Company is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers which show signs of weak or deteriorating condition and are evaluated on at least an annual basis at the end of each year. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. As of December 31, 2005, based upon calculations using the appropriate NAIC formula, AAIC’s total adjusted capital is in excess of ratios which would require any form of corrective actions on our part or action on the part of the regulators.
The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2005, AAIC had five IRIS ratios outside the usual range. The majority of the results outside of the usual range were attributable to increases in net premium written and surplus. We do not expect any regulatory action as a result of these results outside of the usual range.
(10) Commitments and Contingencies
Operating Leases
The Company has entered into operating leases primarily for office space and certain equipment. These leases are classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Year Ending
December 31,	Amount
2006	$1,042,017
2007	913,935
2008	785,630
2009	616,516
2010	598,566
Thereafter	2,683,008

$6,639,672

Rent expense totaled $1,000,012 and $899,693 for 2005 and 2004, respectively. The Company has sub-leased part of its premises for the period April 28, 2003 to August 31, 2005 with rental income of $6,148 per month for the first year, $6,233 per month for the second year and $6,317 per month for the remaining period of the lease.
In 2004, the Company paid to a third party 0.4% of written premium for the use of their software. This agreement was amended in 2005 to a monthly amount of $8,000. The agreement is subject to a 5% annual increase and is renewable at the option of the Company. The expense for 2005 was $96,000.
Capital Leases
The Company’s property under capital leases, which is included in property and equipment is summarized as follows:

Property and equipment	$306,517
Less: accumulated depreciation	(61,303)

$245,214

Amortization of leased assets is included in depreciation expense.
Future minimum lease payments under capital leases at December 31, 2005 are as follows:

Year Ending
December 31,	Amount
2006	$63,989
2007	63,989
2008	63,989
2009	63,989

255,956
Less amount representing interest	35,801

Present value of future minimum lease payments	$220,155

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
(11) Business Combination
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
As part of the total purchase price, the Company assigned $730,000 to the purchased book of business amortized over a ten year period. The Company assigned $150,000 to a noncompete covenant amortized over a five year period. The Company assigned $1,280,000 to goodwill which is being valued in accordance with FAS 142.
The pro forma statement of operations should be read in conjunction with the historical financial statements. The pro forma financial statements are not intended to be representative or indicative of the Company that would have been reported had the acquisition of the Seller’s assets been completed as of the date presented, and should not be taken as representative of the future consolidated results of operations or financial condition of the Company. A pro forma statement of operations is presented only for the twelve month period ended December 31, 2004 since the business combination was at or near the beginning of the twelve month period ended December 31, 2005. No pro forma balance sheet is presented since there were no tangible assets or liabilities acquired.
(Unaudited) Pro forma Statement of Operations
For the period ended December 31, 2004

	2004	2004	2004
(in thousands)	Company	Seller	Total
Revenue	24,187	890	25,077
Net income (loss)	(133)	204	71
Earnings per share	(0.003)	0.004	0.001
(12) Net Income (Loss) Per Share
Basic and diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Only exercisable stock options and warrants have been included in the diluted income (loss) per share. Potential common shares not included in the calculations of net income (loss) per share for the year ended December 31, 2005 and 2004 are as follows:

	2005	2004
Warrants	145,000	245,000
Stock Options	3,462,000	3,058,000

	3,607,000	3,303,000

(13) Related Party Transactions
In the past, our Chairman, Mr. Millner, and our Chief Executive Officer, Mr. Stumbaugh have loaned us approximately $6.2 million and $0.3 million, respectively. We incurred interest on the Promissory Note to our Chairman, Mr. Millner, of $437,827 in 2005 and $518,330 in 2004. Additional payments of $1,347,561 and $700,000 for accrued and unpaid interest were made to Mr. Millner in 2005 and 2004, respectively. We made payments of accrued and unpaid interest on the Promissory Note to Mr. Stumbaugh, our Chief Executive Officer, of $48,346 and $26,352 in 2005 and 2004, respectively. We also made principal payments to Mr. Stumbaugh in the amount of $78,006 in 2005. Outstanding amounts under the Promissory Notes held by Messrs. Millner and Stumbaugh accrue interest at an annual rate of 8%. The Note to Mr. Stumbaugh requires annual principal payments of $100,000 beginning December, 2004; however, the December 2004 payment was deferred until 2005. The Notes to Mr. Millner require annual principal payments of the greater of $500,000 or 25% of Free Cash Flow (net income after tax plus non cash items minus working capital) on each of two notes beginning in December, 2004; the December 2004 payment was deferred until 2005. The Promissory Notes are not secured by any of our assets.
In July 2004, we purchased substantially all of the assets of Thomas-Cook Holding Company (“TCHC”), which was controlled by James C. Cook, Senior Vice President of the Company. Pursuant to the Agreement, as consideration, for the purchased assets, we paid TCHC $462,000 in cash, issued TCHC a Promissory Note in the amount of $1,078,000, and issued TCHC 1,320,000 shares of our common stock. The principal amount of the Promissory Note is payable in three equal installments on each of August 1, 2005, August 1, 2006 and August 1, 2007. Outstanding amounts under the Promissory Note accrue interest at an annual rate of 8%. We are required to make payments of accrued and unpaid interest on outstanding amounts under the Promissory Note on a quarterly basis. We incurred $77,355 and $35,933 of interest on this Promissory Note in 2005 and 2004, respectively. We made a principal payment in the amount of $359,333 in 2005.
(14) Supplemental Cash Flow Information

	2005	2004
Cash paid during the year:
Interest	$607,327	$580,615
Income Taxes	—	—
During the year ended December 31, 2005 and 2004, the Company granted shares of 20,000 each to three and two of its Board of Directors members, respectively, as compensation for services.
On January 18, 2005 the Company acquired Cannon Insurance Agency, Inc and E&S Insurance Services. This acquisition was valued at $2,160,000, as noted in the “Business Combination” footnote, and was a non-cash transaction.
On August 1, 2004, the Company purchased Thomas-Cook Holding Company. As part of the purchase agreement, the Company issued a note payable in the amount of $1,078,000. The Company also issued stock as a part of the purchase agreement with an agreed upon value of $660,000.
In 2004, TrustWay replaced its existing copier agreement with a new agreement. The amount capitalized under the capital lease obligation was $265,545; see note 10 for more detailed information.
(15) Recent Accounting Pronouncements
The Company periodically reviews recent accounting pronouncements issued by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, Emerging Issues Task Force and Staff Accounting Bulletins issued by the United States Securities and Exchange Commission to determine the potential impact on the Company’s financial statements. Based on its most recent review, the Company has determined that the majority of these recently issued accounting standards either do not apply to the Company or will not have a material impact on its financial statements. However, in December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which will affect the manner in which the Company accounts for its share-based payment arrangements, including employee stock options. Accordingly, effective January 1, 2006, the Company will be required to expense the cost resulting from all share-based payment arrangements in its financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement for APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. This statement carries forward without change the guidance contained in Opinion

20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
(16) Selected Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005
Revenue	$7,806,950	$8,144,062	$9,915,267	$11,249,205
Gross Profit	744,710	324,207	771,811	488,865
Net income attributable to common shareholders	698,110	117,607	645,211	362,265
Diluted net earnings per share attributable to common shareholders	0.013	0.002	0.010	0.004
2004
Revenue	$6,045,807	$5,944,693	$5,984,869	$6,212,028
Gross Profit	225,770	(126,001)	(132,808)	(15,259)
Net income attributable to common shareholders	225,770	(126,001)	(166,108)	(67,159)
Diluted net earnings per share attributable to common shareholders	0.005	(0.003)	(0.004)	(0.001)
(17) Subsequent Events
On January 16, 2006 the Company’s subsidiary, Trustway Insurance Agencies, LLC, purchased all of the assets of Tampa No-Fault Insurance Agency, Inc. (“TNF”) pursuant to the terms of an Asset Purchase Agreement (the “APA”) by and between Assurance America Corporation, Trustway Insurance Agencies, LLC, Tampa No-Fault Insurance Agency, Inc., Mario A. Suarez, Mary Suarez, and Mario C. Suarez. TNF is an insurance agency selling primarily nonstandard automobile insurance in Tampa, Florida. The purchase price was $425,000 payable one third in cash at the closing and the delivery of a promissory note for the remainder payable in two equal annual payments of principal with quarterly interest payments at 8%. Each principal also agreed to a three-year restrictive covenants prohibiting them from competing with the TNF, soliciting its customers, or hiring its employees.
On January 27, 2006, the Company acquired The Insurance Center, Inc. (“TIC”), doing business as Apple Insurance Mall, a 16 office insurance agency selling primarily nonstandard automobile insurance in southern Florida. The acquisition was effected by the merger of a subsidiary of the Company and TIC with TIC being the survivor pursuant to the terms of an Agreement and Plan of Merger by and among AssuranceAmerica Corporation, AAC Merger Corporation I, The Insurance Center, Inc., and Shareholders Representative dated January 27, 2006 (“Merger Agreement”). The total consideration paid for all shares of TIC was $3,900,000 subject to adjustment upward or downward on a dollar for dollar basis for every dollar that the tangible net worth of TIC as defined in the Merger Agreement is greater or less than one dollar as of December 31, 2005. Based upon an estimated tangible net worth as of December 31, 2005, the estimated merger price was $3,161,931. The consideration was paid by the delivery of $1,115,744 cash to an escrow agent, the payment of certain liabilities of TIC, and the delivery of the Company’s promissory note for $1,900,000 with principal due on July 1, 2008 and quarterly interest payments at 8%; the principal of the note is subject to setoff in accordance with the terms of the Merger Agreement. The final calculation of the merger consideration will be calculated on or before 120 days from the date of closing. Immediately following the merger described above, TIC was merged into a subsidiary of Trustway with the subsidiary of Trustway being the survivor.
(18) Reclassification
Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentations.
(19) Segment Reporting
The Company’s subsidiaries are each unique operating entities performing a separate business function. AssuranceAmerica Insurance Company (“AAIC”), a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama and South Carolina. AssuranceAmerica Managing General Agency (“MGA”), markets AAIC’s policies through more than 1,000 independent agencies in Georgia, Florida, South Carolina, Texas and Alabama. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for an unaffiliated insurer that in 2005 retained the non-standard automobile insurance policies produced by MGA in Florida. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay Insurance Agencies (“TrustWay”) is comprised primarily of 50 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia and Florida. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.
The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation and interest.
Following are the operating results for the Company’s various segments:

	MGA		TrustWay		AAIC		Company
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004

Revenues from external customers	$16,844	$8,120	$7,768	$6,991	$13,650	$9,076	$—	$—
Intersegment revenues	3,794	2,278	1,765	—	630	764	1,736	811
Interest expense	—	39	100	283	—	—	195	—
Depreciation and amortization	169	175	438	165	—	—	5	—
Segment income(loss)	400	(7)	350	(283)	1,597	783	(17)	(541)
Segment assets	3,463	1,598	8,550	6,679	55,498	29,569	18,966	6,088

(in thousands)	2005	2004

Revenue
Total revenue for reportable segments	$45,040	$28,040
Elimination of intersegment revenue	(7,925)	(3,853)
Total consolidated revenues	37,115	24,187
Profit and loss
Total income (loss) for reportable segments	$2,330	$(48)
Income (loss) before tax provision	2,330	(48)
Assets
Total assets for reportable segments	$86,477	$43,935
Elimination of intersegment balances	(17,516)	(7,641)
Total consolidated assets	68,961	36,294