Form 10QSB
period 2006-03-31
ASSURANCEAMERICA CORP
filed 2006-05-15
CIK 8497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
     YES ☑ NO ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     There were 51,767,321 shares of the Registrant’s $.01 par value Common Stock outstanding as of May 1, 2006, and 1,266,000 shares of the Registrant’s $.01 par value Series A Convertible Preferred Stock (“Preferred Stock”) outstanding as of May 1, 2006.
          Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ASSURANCEAMERICA CORPORATION
Index to Form 10-QSB

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$5,998,721	$8,668,827
Short term investments and other invested assets	893,598	120,000
Long term investments, available for sale at fair value	8,582,075	8,419,835
Investment income due and accrued	126,713	81,150
Receivable from insured	15,751,597	13,821,477
Reinsurance recoverable (including $4,630,131 and $4,213,187 on paid losses)	17,915,842	14,790,099
Prepaid reinsurance premiums	13,556,616	11,211,270
Deferred acquisition costs	707,395	798,539
Property and equipment (net of accumulated depreciation of $1,725,741 and $1,606,200)	1,807,580	1,400,667
Other receivables	5,364,115	1,674,184
Prepaid expenses	235,451	161,415
Intangibles (net of accumulated amortization of $1,495,787 and $1,398,244)	11,016,417	7,359,850
Security deposits	107,241	75,072
Deferred tax assets	1,139,069	—
Other assets	375,593	378,758

Total assets	$83,578,023	$68,961,143

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$6,202,496	$4,802,223
Unearned premium	20,108,264	16,574,473
Unpaid losses and loss adjustment expenses	18,979,587	15,109,874
Reinsurance payable	12,008,046	10,238,081
Provisional commission reserve	2,066,428	1,704,379
Notes payable	7,107,401	5,568,535
Dividends payable	126,600	—
Income taxes payable	956,899	—
Debentures payable	4,801,852	4,800,185
Capital lease obligations	208,261	220,155

Total liabilities	72,565,834	59,017,905

Stockholders’ equity
Common stock, .01 par value (authorized 80,000,000, outstanding 51,767,321 and 51,167,321)	517,673	511,673
Preferred stock, .01 par value (authorized 5,000,000, outstanding 1,266,000 and 1,266,000)	12,660	12,660
Surplus-paid in	16,091,165	15,678,015
Accumulated deficit	(5,589,139)	(6,259,110)
Accumulated other comprehensive (loss) income:
Net unrealized (loss) gain on investment securities	(20,170)	—

Total stockholders’ equity	11,012,189	9,943,238

Total liabilities and stockholders’ equity	$83,578,023	$68,961,143

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005

	Three Months
	2006	2005
Revenue:
Gross premiums written	$19,460,734	$10,764,245
Gross premiums ceded	(13,165,429)	(7,331,914)
Net premiums written	6,295,305	3,432,331
Increase in unearned premiums, net of prepaid reinsurance premiums	(1,188,445)	(834,021)
Net premiums earned	5,106,860	2,598,310
Commission income	7,367,806	3,867,879
Managing general agent fees	2,546,505	1,068,735
Net investment income	151,015	13,191
Other fee income	204,764	258,835

Total revenue	15,376,950	7,806,950
Expenses:
Losses and loss adjustment expenses	3,978,178	1,701,776
Selling, general and administrative expenses	9,698,877	5,118,723
Depreciation and amortization expense	217,084	92,242
Interest expense	284,658	149,499

Total operating expenses	14,178,797	7,062,240

Income before provision for income tax expense	1,198,153	744,710
Income tax provision	401,582	—

Net income	796,571	744,710

Dividends on preferred stock	126,600	46,600

Net income attributable to common stockholders	$669,971	$698,110

Earnings per common share
Basic	0.013	0.014
Diluted	0.010	0.013
Weighted average shares outstanding-basic	51,647,321	49,681,287
Weighted average shares outstanding-diluted	65,029,221	54,704,718
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$796,571	$744,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,084	92,242

Changes in assets and liabilities:
Receivables	(5,620,051)	(1,576,059)
Prepaid expenses and other assets	(103,040)	(73,336)
Unearned premiums and other payables	3,533,791	2,706,986
Unpaid loss and loss adjustment expenses	3,869,713	763,023
Ceded reinsurance payable	1,769,965	1,203,245
Reinsurance recoverable	(3,125,743)	(973,998)
Prepaid reinsurance premiums	(2,345,346)	(1,872,965)
Accounts payable and accrued expenses	1,400,273	658,259
Income taxes payable	(182,170)	—
Equity-based compensation	70,400	—
Deferred acquisition costs	91,144	(42,464)
Provisional commission reserve	362,049	200,336

Net cash provided by operating activities	734,640	1,829,979

Cash flows from investing activities:
Purchases of property and equipment	(526,454)	(115,650)
Acquisitions of agencies	(3,754,110)	—
Purchases of investments and accrued investment income	(1,001,571)	(250,192)

Net cash used by investing activities	(5,282,135)	(365,842)

Cash flows from financing activities:
Proceeds from debt, net	1,540,533	22,440
Preferred dividends paid	—	(46,600)
Repayments on capital lease obligation	(11,894)	—
Stock issued	348,750	200,000

Net cash provided by financing activities	1,877,389	175,840

Net (decrease) increase in cash and cash equivalents	(2,670,106)	1,639,977
Cash and cash equivalents, beginning of period	8,668,827	7,059,188

Cash and cash equivalents, end of period	$5,998,721	$8,699,165

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)	Description of Business

AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”), TrustWay Insurance Agencies, LLC (“TrustWay”) and AssuranceAmerica Capital Trust I, each wholly-owned. The Company primarily solicits and underwrites nonstandard private passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company’s capital lease obligations approximate fair value because of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations as of March 31, 2006 and December 31, 2005.

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
Property and Equipment
Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: Furniture and fixtures – 5 to 7 years; equipment – 3 to 5 years; software currently in service – 3 to 5 years; leasehold improvements – over the remaining life of the lease, including options. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $119,541 and $59,743 for the three months ended March 31, 2006 and 2005, respectively.
A summary of property and equipment is as follows:

	March 31, 2006	December 31, 2005
Furniture and equipment	$978,000	$886,837
Computer equipment	1,353,803	1,097,942
Computer software	501,446	477,524
Leasehold improvements	700,072	544,564
Less: accumulated depreciation	(1,725,741)	(1,606,200)

	$1,807,580	$1,400,667

Amortization of Intangible Assets
Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The non-competition agreements were amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense was $97,543 and $32,499 for the three months ended March 31, 2006 and 2005, respectively.
Intangible Assets include the following:

	March 31, 2006	December 31, 2005
Goodwill	$8,546,554	$6,388,094
Non-compete clause	980,000	980,000
Renewal list	2,765,650	1,170,000
Restrictive covenants	220,000	220,000

	12,512,204	8,758,094
Less: Accumulated amortization	(1,495,787)	(1,398,244)

	$11,016,417	$7,359,850

Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2005.
Advertising
Advertising costs are expensed as incurred. Advertising expenses for the three months ended March 31, 2006 and 2005 were $304,984 and $193,379, respectively.

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based payment” (“SFAS 123R”). The provisions of SFAS 123R require companies to expense the estimated fair value of stock options awarded after the effective date in their financial statements. The Company adopted this statement using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25), but disclose the pro forma effects on net income had the fair value of these options been expensed. The disclosure provisions required by SFAS No 123R are provided in Note 8.

(3)	Investments

All of the Company’s long-term investment securities have been classified as available-for-sale because all of the Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, among other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders’ equity, net of related deferred income taxes.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Unrealized losses for the three months ended March 31, 2006 and 2005 were $32,272 and $0, respectively.

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

At March 31, 2006, long-term investments carried at market value of $1,507,875 and short term investments of approximately $893,598 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments is as follows as of:

	March 31, 2006	December 31, 2005
Short term bank certificates of deposit	$120,127	$120,000
U.S. Treasury securities and obligations of U.S. government corporations and agencies	7,247,449	6,300,740
Obligations of states and political subdivisions	533,473	528,915
Corporate debt securities	1,574,624	1,590,179

Total	$9,475,673	$8,539,835

The amortized cost, fair value and gross unrealized gain or loss of debt securities available-for-sale at March 31, 2006, by contractual maturity, is shown below:

		Gross	Gross
Years to Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Within one year	$—	$—	$—	$—
One to five years	3,244,757	4,731	7,855	3,241,633
Five to ten years	1,304,772	—	8,703	1,296,069
Over ten years	4,064,818	1,968	22,413	4,044,373

Total	$8,614,347	$6,699	$38,971	$8,582,075

As of March 31, 2006, the Company has determined that all of the unrealized losses in the table above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There were no securities with unrealized losses of greater than 10% of book value.

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	March 31, 2006	December 31, 2005
Case basis	$2,579,260	$1,784,824
IBNR	3,114,617	2,748,138

Total	$5,693,877	$4,532,962

(5)	Reinsurance

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

The impact of reinsurance on the statements of operations for the period ended March 31 is as follows:

	2006	2005
Premiums written:
Direct	$19,289,626	$10,764,245
Assumed	171,108	—
Ceded	13,165,429	7,331,914

Net	6,295,305	3,423,331
Premiums earned:
Direct	15,858,513	8,057,259
Assumed	68,430	—
Ceded	10,820,083	5,458,949

Net	5,106,860	2,598,310
Losses and loss adjustment expenses incurred:
Direct	13,286,350	5,672,586
Assumed	—	—
Ceded	9,308,172	3,970,810

Net	$3,978,178	$1,701,776
The impact of reinsurance on the balance sheets as of March 31 is as follows:

	March 31, 2006	December 31, 2005
Unpaid losses and loss adjustment expense:
Direct	$18,979,587	$15,109,874
Assumed	—	—
Ceded	13,285,710	10,576,912

Net	5,693,877	4,532,962
Unearned premiums:
Direct	19,873,614	16,442,501
Assumed	234,650	131,972
Ceded	13,556,616	11,211,270

Net	$6,551,648	$5,363,203
The Company received $3,423,011 in commissions on premiums ceded during the three month period ended March 31, 2006.

Had all of the Company’s reinsurance agreements been cancelled at March 31, 2006, the Company would have returned $3,524,720 in reinsurance commissions to its reinsurers and its reinsurers would have returned $13,556,616 in unearned premiums to the Company.

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

Notes Payable, Related Party

The Company has various notes payable to related parties totaling to $5,252,992 at March 31, 2006. This Notes Payable debt consists primarily of unsecured promissory notes payable to its Chairman and its Chief Executive Officer. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration. As a result of the acquisition of a Georgia insurance agency in 2004, the Company has an unsecured promissory note payable to a Senior Vice President of the Company. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning August 2005.

Other Notes Payable

As a result of the acquisitions of a two Florida insurance agencies in 2006, the Company has unsecured promissory notes payable to the former owners. The first promissory note, executed in connection with the acquisition of The Insurance Center, Inc. effective January 1, 2006, carries an interest rate of 8%. This note provides for the payment of interest in quarterly installments beginning April 1, 2006 and the repayment of principal in one installment on July 1, 2008. Amounts due under this note, as of March 31, 2006, total $1,571,076. The second promissory note, executed in connection with the acquisition of the assets of Tampa No-Fault Insurance Agency, Inc. effective January 16, 2006, carries an interest rate of 8%. The note provides for the payment of interest in quarterly installments beginning on March 31, 2006 and the repayment of principal in two equal installments on January 16, 2007 and January 16, 2008. Amounts due under this note, as of March 31, 2006 totaled $283,333.

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

Scheduled Maturities

The aggregate annual maturities of payments due on debt outstanding as of March 31 are as follows:

Amount
2006	$1,310,560
2007	1,592,192
2008	2,732,186
2009	1,000,000
2010 and after	472,463

Total	$7,107,401

(7)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The principal assets and liabilities that generate these temporary differences are unearned premiums, loss and loss adjustment expense reserves, deferred policy acquisition costs, operating loss and tax-credit carry forwards and non-deductible provisions for unearned revenue. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance for some portion of its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets.

The Company has loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between the year 2015 and December 31, 2024. The loss carry-forwards at December 31, 2004 were approximately $4,121,000. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

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

Common Stock

During the fourth quarter of 2005, the Company issued 669,231 shares of common stock, $0.01 par value, through a private placement. During the first quarter of 2006, the Company issued 600,000 shares of common stock, $0.01 par value, through a private placement.

Stock-Based Compensation

The Company’s 2000 Stock Option Plan provides for the granting of stock options to officers, key employees, valued directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value).

The aggregate number of common shares authorized under the plan was 5,000,000 on March 31, 2006. Prior to the merger with AssuranceAmerica Corporation, a Georgia corporation, the Company had issued options to purchase 948,918 shares of common stock and, after the merger the Company had issued options to purchase 1,300,000 shares of common stock. In connection with such merger, the outstanding options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company’s common stock under the Company’s 2000 Stock Option Plan. On April 27, 2006 the shareholders voted in favor of an amendment to the Company’s 2000 Stock Option Plan to increase the number of shares available for issuance to 7,500,000.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based payment” (“SFAS 123R”). The provisions of SFAS 123R require companies to expense the estimated fair value of stock options awarded after the effective date in their financial statements. The Company adopted this statement using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25), but disclose the pro forma effects on net income had the fair value of these options been expensed.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses historical data to estimate expected term and option forfeitures within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not provide for any expected dividends or discount for post-vesting restrictions in the model.

	March 31, 2006	March 31, 2005
Expected volatility	157% - 217%	40% - 80%
Risk-free interest rate	1.0% - 2.0%	1.15% - 1.50%
Expected term (in years)	5.0	5.0
     A summary of all stock option activity during the three months ending March 31 follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	4,215,628	$0.97	3,302,918	$1.45
Add (deduct):
Granted	1,132,315	$0.86	—	—
Exercised	—	—	(180,000)	$0.25
Forfeited	(239,500)	$0.85	(270,000)	$0.25
Expired	(8,000)	$5.50	—	—

March 31	5,100,443	$0.95	2,852,918	$1.64
Exercisable, March 31	1,033,818	$1.89	1,252,550	$3.19
The weighted-average grant date fair value of options granted during the three months ended March 31, 2006, using the Black-Scholes-Merton option-pricing model, was $0.7952. There were no options granted during the three months ended March 31, 2005. There were no options exercised during the three months ended March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2005 was $103,788.

The total fair value of the options vested during the three months ended March 31, 2006 and 2005 was computed to be $21,498 and $16,112, respectively, which would be amortized over the vesting period of the options. Total compensation cost for share-based payment arrangements recognized for the three month period ended March 31, 2006 was $70,400. A related tax benefit was recorded in the same period in the amount of $26,400. SFAS 123R is effective for periods beginning after December 15, 2005. Accordingly, no provision was recorded in the financial statements for the period ended March 31, 2005.

As of March 31, 2006, the total compensation cost, net of tax effect, related to nonvested awards not yet recognized in the financial statements is $1,311,895. The Company expects to recognize the compensation cost over the remaining weighted-average contractual term of 3.7 years.

The pro forma effect of the application of APB Opinion No. 25 for options granted and vested prior to January 1, 2006 was:

	For the three months ended March 31,
	2006	2005
Net income as reported	$669,971	$698,110
Compensation effect, net of related tax effect	(58,200)	(20,579)

Pro forma net income	$611,771	$677,531

Basic and diluted net income attributable to common stockholders
As reported — Basic	0.013	0.014
Pro forma — Basic	0.012	0.014
As reported — Diluted	0.010	0.013
Pro forma — Diluted	0.009	0.012

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three-month period ended March 31, 2006 is presented below:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares (000)	Fair Value
Nonvested at January 1, 2006	3,286,610	$0.7971
Granted	1,132,315	$0.7952
Vested	(112,800)	$0.3183
Forfeited or expired	(239,500)	$0.7808

Nonvested at March 31, 2006	4,066,625	$0.6671
The following fully vested stock options were outstanding or exercisable as of March 31, 2006:

	Options Outstanding	Options Exercisable
Number of shares	1,033,818	721,900
Weighted average exercise price	$1.89	$0.34
Aggregate intrinsic value	$1,052,820	$1,052,820
Weighted average remaining contractual term	2.26 years	2.93 years
The following stock options were outstanding or exercisable as of March 31, 2006:

	Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	of Shares	Life	Price	Shares	Price

< $1.00	4,788,525	4.01 years	$0.65	721,900	$0.34
$1.00 < $3.00	—	—	—	—	—
$3.00 < $4.00	—	—	—	—	—
$4.00 < $5.00	—	—	—	—	—
$5.00 < $6.50	311,918	0.70 years	$5.48	311,918	$5.48

	5,100,443	3.80 years	$0.95	1,033,818	$1.89
(9)	Risk

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

(I)	LEGAL/REGULATORY RISKS – the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in four states, it is more exposed to this risk than some of its more geographically balanced competitors.

(II)	CREDIT RISK – the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers with an A.M. Best rating of “A-“ or better, and by providing for any amounts deemed uncollectible.

(III)	INTEREST RATE RISK – the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss. The Company, in accordance with its investment policy, manages its investment portfolio duration according to expected liability duration needs. Since the Company’s liabilities are predominantly short-term, the investment portfolio is also short-term duration. The investment policy requires that the duration of the investment portfolio will not diverge from the Company’s liability duration by more than + 15%.

Concentration of Risk

The Company operates in Alabama, Florida, Georgia, South Carolina and Texas and is dependent upon the economies in those states. Automobiles insured through AAIC are principally in Alabama, South Carolina, Georgia and Texas. Premium increases generally must be approved by state insurance commissioners.

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

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At March 31, 2006, AAIC’s capital and surplus was approximately $7.9 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio. At March 31, 2006, AAIC was in compliance with this requirement.

Under the South Carolina Insurance Code, AAIC must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent (10%) of policyholder surplus or net income, minus realized capital gains, whichever is greater. No dividends have been paid to date.

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

Defined Contribution Plan

The Company’s employees participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. The Company did not make contributions in 2006 or 2005. The plan currently does not match employee contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(11)	Business Combination

As reported in the Form 8-K filed by AssuranceAmerica Corporation, on January 18, 2005, the Company acquired Cannon Insurance Agency, Inc. and E&S Insurance Services, Inc. (the “Seller”) pursuant to an Asset Purchase Agreement (the “Agreement”) with TrustWay Insurance Agencies, LLC, the Seller and Steve Speir. The Company acquired the Seller as part of management’s strategy to increase its agency operation through acquisitions. Pursuant to the Agreement, as consideration for the purchased assets, the Company issued to the Seller an aggregate of 3,600,000 shares of the Company’s common stock. For purposes of the acquisition, management valued the common stock at $0.60 per share based upon the fair market value of the Company’s shares as of the closing date. As part of the total purchase price, the Company assigned $730,000 to the purchased book of business amortized over a ten-year period. The Company assigned $150,000 to a noncompete covenant amortized over a five-year period. The Company assigned $1,280,000 to goodwill which is being valued in accordance with FAS 142.

On January 16, 2006 the Company’s subsidiary, TrustWay Insurance Agencies, LLC, purchased all of the assets of Tampa No-Fault Insurance Agency, Inc. (“TNF”) pursuant to the terms of an Asset Purchase Agreement (the “APA”) by and between Assurance America Corporation, Trustway Insurance Agencies, LLC, Tampa No-Fault Insurance Agency, Inc., Mario A. Suarez, Mary Suarez, and Mario C. Suarez. TNF is an insurance agency selling primarily nonstandard automobile insurance in Tampa, Florida. The purchase price was $425,000 payable one-third in cash at the closing and the delivery of a promissory note for the remainder payable in two equal annual payments of principal with quarterly interest payments at 8%. Each principal also agreed to three-year restrictive covenants prohibiting them from competing with the TNF, soliciting its customers, or hiring its employees. As part of the total purchase price, the Company assigned $156,000 to the purchased book of business amortized over a ten-year period. The Company assigned $269,000 to goodwill which is being valued in accordance with FAS 142.

On January 27, 2006, the Company acquired The Insurance Center, Inc. (“TIC”), doing business as Apple Insurance Mall, a 16 office insurance agency selling primarily nonstandard automobile insurance in southern Florida. The acquisition was effected by the merger of a subsidiary of the Company and TIC with TIC being the survivor pursuant to the terms of an Agreement and Plan of Merger by and among AssuranceAmerica Corporation, AAC Merger Corporation I, The Insurance Center, Inc., and Shareholders Representative dated January 27, 2006 (“Merger Agreement”). The total consideration paid for all shares of TIC was $3,900,000 subject to adjustment upward or downward on a dollar for dollar basis for every dollar that the tangible net worth of TIC as defined in the Merger Agreement is greater or less than one dollar as of December 31, 2005. Based upon an estimated tangible net worth as of December 31, 2005, the estimated merger price was $2,686,820. The consideration was paid by the delivery of $1,115,744 cash to an escrow agent, the payment of certain liabilities of TIC, and the delivery of the Company’s promissory note for $1,900,000 with principal due on July 1, 2008 and quarterly interest payments at 8%; the principal of the note is subject to setoff in accordance with the terms of the Merger Agreement, based on the adjusted estimated tangible net worth and related purchase price. The final calculation of the merger consideration will be calculated on or before 120 days from the date of closing. Immediately following the merger described above, TIC was merged into a subsidiary of Trustway with the subsidiary of Trustway being the survivor. As part of the total purchase price, the Company assigned $1,440,000 to the purchased book of business amortized over a ten-year period. The Company assigned $1,888,000 to goodwill which is being valued in accordance with FAS 142.

(12)	Reclassification

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentations.

(13)	Supplemental Cash Flow Information

During the year ended December 31, 2005, the Company granted shares of 20,000 each to three and two of its Board of Directors members, respectively, as compensation for services.

On January 18, 2005 the Company acquired Cannon Insurance Agency, Inc and E&S Insurance Services. This acquisition was valued at $2,160,000, as noted in the “Business Combination” footnote, and was a non-cash transaction.

On January 16, 2006 the Company purchased the assets of Tampa No-Fault Insurance Agency, Inc. As part of the purchase agreement, the Company issued a note payable in the amount of $283,333.

On January 27, 2006, the Company acquired The Insurance Center, Inc. As part of the purchase agreement, the Company issued a note payable in the amount of $1,900,000, subject to adjustment as noted in the “Business Combination” footnote.

(14)	Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,100 independent agencies in Georgia, Florida, South Carolina, Texas and Alabama. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for an unaffiliated insurer that in 2005 retained the non-standard automobile insurance policies produced by MGA in Florida. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 50 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia and Florida. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments:

(in thousands)	MGA	TrustWay	AAIC	Company		Elimination		Consolidated

FIRST QUARTER 2006
Revenues
External customers	$7,278	$2,842	$5,252		$5		$—	$15,377
Intersegment	1,567	906	675		546		(3,694)	—
Income
Segment pretax income (loss)	980	266	221		(269)			1,198
FIRST QUARTER 2005
Revenues
External customers	$2,765	$2,432	$2,610	$		$		$7,807
Intersegment	807	—	136		225		(1,168)	—
Income
Segment pretax income (loss)	333	275	187		(50)		—	745
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Financial Condition
Investments and cash as of March 31, 2006, decreased $1.7 million to $15.5 million from investments and cash of $17.2 million as of December 31, 2005. The decrease was due in part to $3.8 million in investments made in Tampa No-Fault Insurance Agency and The Insurance Center, Inc. during the first quarter. The Company issued new promissory notes in connection with these acquisitions in the amount of $1.9 million. The Company’s investments of $9.5 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof. Other investments are in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include Federal and State income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
Premiums receivable as of March 31, 2006, increased $1.9 million to $15.8 million compared to December 31, 2005. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first three months of 2006. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
Reinsurance recoverable as of March 31, 2006, increased $3.1 million, to $17.9 million. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $17.9 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
Prepaid reinsurance premiums as of March 31, 2006, increased $2.3 million to $13.6 million compared to December 31, 2005. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
Property and equipment, net of depreciation, increased $0.4 million from December 31, 2005 to $1.8 million as of March 31, 2006. $0.2 million of this increase represents fixed assets acquired in connection with the acquisition of The Insurance Center, Inc. on January 27, 2006. The balance of the increase is attributable to the purchase of computer software and hardware at its corporate headquarters and furniture and leasehold improvements in its agencies.
Other receivables as of March 31, 2006 increased $3.7 million to $5.4 million compared to December 31, 2005. The balances represent TrustWay’s receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The increase in TrustWay’s receivables is directly attributable to the increase in direct bill Commissions from carriers as we transition more business from an agency bill basis to a direct bill basis. Policies issued under a direct bill basis traditionally have higher renewal rates than policies issued on an agency bill basis. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the state of Florida on behalf of a non-affiliated insurer.

Intangible assets as of March 31, 2006, increased $3.6 million to $11.0 million from the balance of $7.4 million as of December 31, 2005. This increase is directly related to the Company’s acquisition of two Florida insurance agencies, less amortization of identifiable intangible assets for the first quarter of 2006.
Deferred tax assets increased $1.1 million compared to the balance as of December 31, 2005. The majority of this increase represents deferred tax assets recorded in connection with the acquisition of The Insurance Center, Inc. on January 27, 2006.
Accounts payable and accrued expenses as of March 31, 2006, increased $1.4 million from December 31, 2005 to $6.2 million. $1.8 million of the balance as of March 31, 2006 represents the Company’s liability for premium taxes, an increase of $0.4 million from December 31, 2005. The majority of the balance of the increase represents commissions payable to the Company agents, accruals for associate performance incentives and other expenses accrued but not paid.
Unearned premium as of March 31, 2006 increased $3.5 million to $20.1 million from $16.6 million at December 31, 2005, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first three months of 2006.
Unpaid losses and loss adjustment expenses increased $3.9 million to $19.0 million as of March 31, 2006 from $15.1 million at December 31, 2005. This amount represents management estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
Reinsurance payable as of March 31, 2006 increased $1.8 million to $12.0 million from $10.2 million at December 31, 2005. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first three months of 2006.
Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of March 31, 2006 increased $0.4 million to $2.1 million from $1.7 million at December 31, 2005. The increase is related to increases in AAIC writings.
Notes payable as of March 31, 2006, increased approximately $1.5 million to $7.1 million from the December 31, 2005 balance of $5.6 million. The change results from new notes issued totaling $1.9 million in connection with two agency acquisitions made during the first quarter of 2006 less payments of $0.3 million applied toward interest and principal balances payable on promissory notes, less interest accrued in the current period, to the Company’s Chairman, Chief Executive Officer and owner of a Georgia agency acquired in 2004.
On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), a wholly-owned subsidiary of the Company, consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). These debentures are classified as debt and are presented net of discount to be amortized over the life of the debentures on the Company’s statements of financial position. The interest paid and accrued on these debentures is classified as interest expense in the consolidated statements of operations.
Liquidity and Capital Resources
Net cash provided by operating activities for the three months ended March 31, 2006, was $0.7 million compared to net cash provided by operating activities of $1.8 for the same period of 2005.
Investing activities for the three months ended March 31, 2006 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.5 million in our headquarters and in TrustWay, including acquired agencies, $3.7 million for the purchase of two Florida agencies during the first quarter and $1.0 million for the purchases of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
Financing activities for the three months ended March 31, 2006 included the issuance of common stock resulting in additional capital of $0.4 million. Debt repayments for the three months ended March 31, 2006 were $0.3 million and the Company issued new promissory notes in connection with the acquisition of two agencies in an amount totaling $1.9 million.
The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman and Chief Executive Officer of the Company and the President of TrustWay and issuance of its Series A

Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman, its Chief Executive Officer and a Senior Vice President of the Company. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first quarter of 2005, the Company issued 40,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $0.2 million. During the second quarter of 2005, the Company issued 800,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $4.0 million. The Series A Convertible Stock pays a semi-annual dividend of $0.20 per share. During the fourth quarter of 2005, the Company issued 669,821 shares of its Common Stock for an aggregate consideration of $435,000. During the first quarter of 2006, the Company issued 600,000 shares of its Common Stock for an aggregate consideration of $390,000. During the fourth quarter of 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.
The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of March 31, 2006, AAIC’s Capital and Surplus was $7.9 million.
Results of Operations
The Company reported net income of $0.8 million for the three month period ended March 31, 2006, compared to net income of $0.7 million for the three month period ended March 31, 2005. The Company reported basic earnings per common share of $0.013 for the three month period ended March 31, 2006, compared to $0.014 for the three month period ended March 31, 2005. Fully diluted earnings per common share for the three month period ended March 31, 2006 was $0.010, compared to $0.013 for the three month period ended March 31, 2005. Results for the three months ending March 31, 2006 include a provision for income taxes of $0.4 million. Pre-tax earnings increased $0.5 million for the three month period ended March 31, 2006, compared to the comparable 2005 period.
Contributing factors towards the Company’s 2006 improved results include increases in earned premium in AAIC and related increases in fee income; and increases in commission and fee income in the MGA and TrustWay. Increased loss and loss adjustment expenses (“Loss Ratio”) in AAIC, from 65.5% in 2005 to 78.8% in 2006 partially offset these increases in revenues. Fee income improvements in the MGA reflect fees associated with increased premium production in AAIC in the states of Georgia, South Carolina, Texas and Alabama and fees associated with entry in to the state of Florida through an unaffiliated insurance company. Commission and fee income improvements in TrustWay represent increases in organic production as well as the added commission income streams from the two Florida agency acquisitions in January 2006.
Revenues
Premiums
Gross premiums written for the three month period ended March 31, 2006 were $19.5 million. In the comparable period for 2005, AAIC recorded $10.8 million in gross premiums written. 2006 gross premiums written includes insurance premiums written directly by AAIC, (“direct premiums written”), of $19.3 million plus $0.2 million premiums associated with the insurance risk transferred to AAIC by an unaffiliated insurance company pursuant to a reinsurance contract, (“assumed premiums written”). There were no assumed premiums written in the first quarter of 2005. The majority of the Company’s growth occurred in its largest state, Georgia, which represented 70% of the Company’s direct business and accounted for $6.0 million of the $8.5 million increase. Policies in force increased 93% in the state of Georgia from March 31, 2005 to March 31, 2006. Direct premiums written in South Carolina decreased 7.4% in 2006 from the prior year reflecting increased competition in the state. Entry into the state of Alabama during 2005 accounted for $2.8 million of the year-over-year increase in direct premiums written in AAIC for the first quarter. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the three months ended March 31, 2006, was $13.2 million.
Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $5.1 million for the three month period ended March 31, 2006 and compares to $2.6 million for the three month period ended March 31, 2005.
Commission and Fee Income
Our MGA and TrustWay produce and service non-standard personal automobile insurance business for our own carrier and other insurers. We receive service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of these insurers. We also receive commission and service fee income in TrustWay on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk, including travel protection, vehicle protection and hospital indemnity insurance policies. Commission rates vary between carriers and are applied to written premium to determine commission income.
Commission income, as a result of business produced in both TrustWay and the MGA, for the three month period ended March 31, 2006 increased $3.5 million compared to the same period ended March 31, 2005. The increase in TrustWay’s commission income for the 2006 three-month period over the comparable 2005 period includes the added commission income streams from the two Florida agency acquisitions in January 2006. AAIC pays MGA commission on the 30% of premium which AAIC retains and is subsequently eliminated upon consolidation. The amount eliminated was $1.6 million for the three month period ended March 31, 2006.
Managing general agent fees for the three-month period ended March 31, 2006 were $2.5 million, or an increase of $1.5 million when compared to the same period of 2005. Increases in the number of policies sold are the largest contributing factor.
Other fee income decreased $0.1 million for the three month period ended March 31, 2006 compared to the same period in 2005. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay has begun to write more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses. Net investment income increased to $0.2 million for the three month period ended March 31, 2006 from $13,000 in the comparable 2005 period primarily as a result of an increase in average invested assets. During 2005 we contributed $3.1 million of proceeds from the sale of Preferred Stock and Common Stock to AAIC. The proceeds from these capital contributions, coupled with the cash flows from our insurance operations resulted in the significant increase in average invested assets.
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
We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three months ended March 31, 2006, was $9.3 million.
After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $4.0 million for the three month period ended March 31, 2006. As a percentage of earned premiums, this amount increased for the three month period ended March 31, 2006, from 65.5% to 77.9%, when compared with the same period in 2005. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims.

Other Expenses
Other operating expenses, including selling and general and administrative increased $4.5 million for the three month period ended March 31, 2006 when compared to the same period of 2005. This increase is associated with the growth of AAIC and related operations. AAIC and MGA experience proportionate increases in selling costs as the premiums written increase. TrustWay’s increased costs reflect the operating expenses of the agencies acquired in January 2006. As a percentage of revenue, selling and general and administrative expenses for the three month period ended March 31, 2006 decreased from 65.6% to 63.1% when compared to the 2005 period. This improvement reflects improved economies of scale and operating leverage of the Company’s growth. Depreciation and amortization expense increased $0.1 million for the three month period ended March 31, 2006 when compared to the same period of 2005. This increase is associated with the increase in fixed and intangible assets.
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
PART II – OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 18, 2006 the Company issued 600,000 shares of its common stock (“the common stock”) for an aggregate amount of $390,000. In connection with this issuance, the company relied on the exemption contained in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The common stock was offered and sold to a small group of accredited investors (as defined in regulation D) and not by means of any general solicitation or public offering.
The Company also granted options to purchase 1,132,315 shares of its common stock under its 2000 Stock Option Plan (the “Plan”) on January 3, 2006, January 9, 2006, January 20, 2006 and February 6, 2006. The weighted average exercise price of each option is $0.86 per share. The Company relied on the exemption from registration contained in Rule 701 of the Securities Act of 1933. Each recipient was an employee of the Company and each grant made was pursuant to the Plan.
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

Date: May 15, 2006