Form 10QSB
period 2006-06-30
ASSURANCEAMERICA CORP
filed 2006-08-09
CIK 8497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 54,207,321 shares of the Registrant’s $.01 par value Common Stock outstanding as of July 24, 2006, and 1,026,000 shares of the Registrant’s $.01 par value Series A Convertible Preferred Stock (“Preferred Stock”) outstanding as of July 24, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ASSURANCEAMERICA CORPORATION
Index to Form 10-QSB

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$4,464,320	$8,668,827
Short term investments and other invested assets	899,744	120,000
Long term investments, available for sale at fair value	12,991,333	8,419,835
Investment income due and accrued	142,980	81,150
Receivable from insured	16,402,633	13,821,477
Reinsurance recoverable (including $9,729,615 and $4,213,187 on paid losses)	25,449,011	14,790,099
Prepaid reinsurance premiums	13,226,429	11,211,270
Deferred acquisition costs	696,954	798,539
Property and equipment (net of accumulated depreciation of $1,846,892 and $1,606,200)	1,965,122	1,400,667
Other receivables	2,465,467	1,674,184
Prepaid expenses	498,757	161,415
Intangibles (net of accumulated amortization of $1,598,303 and $1,398,244)	10,913,141	7,359,850
Security deposits	99,961	75,072
Prepaid income taxes	240,480	—
Deferred tax assets	681,189	—
Other assets	378,922	378,758

Total assets	$91,516,444	$68,961,143

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,520,763	$4,802,223
Unearned premium	19,586,423	16,574,473
Unpaid losses and loss adjustment expenses	22,456,279	15,109,874
Reinsurance payable	18,209,191	10,238,081
Provisional commission reserve	2,366,528	1,704,379
Notes payable	7,125,171	5,568,535
Dividends payable	—	—
Debentures payable	4,803,519	4,800,185
Capital lease obligations	196,139	220,155

Total liabilities	80,264,014	59,017,905

Stockholders’ equity
Common stock, .01 par value (authorized 80,000,000, outstanding 54,207,321 and 51,167,321)	542,073	511,673
Preferred stock, .01 par value (authorized 5,000,000, outstanding 1,026,000 and 1,266,000)	10,260	12,660
Surplus-paid in	16,170,496	15,678,015
Accumulated deficit	(5,351,970)	(6,259,110)
Accumulated other comprehensive (loss) income:
Net unrealized (loss) gain on investment securities	(118,430)	—

Total stockholders’ equity	11,252,430	9,943,238

Total liabilities and stockholders’ equity	$91,516,444	$68,961,143

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005

	Three Months		Six Months
	2006	2005	2006	2005
Revenue:
Gross premiums written	$15,828,847	$9,813,137	$35,289,581	$20,577,382
Gross premiums ceded	(10,699,288)	(6,689,559)	(23,864,717)	(14,021,473)
Net premiums written	5,129,559	3,123,578	11,424,864	6,555,909
Decrease (increase) in unearned premiums, net of prepaid reinsurance premiums	191,653	(200,048)	(996,792)	(1,034,069)
Net premiums earned	5,321,212	2,923,530	10,428,072	5,521,840
Commission income	5,056,938	3,900,409	12,424,744	7,768,288
Managing general agent fees	2,308,975	1,156,896	4,855,480	2,225,631
Net investment income	154,197	25,642	305,212	38,833
Other fee income	145,601	137,585	350,365	396,420

Total revenue	12,986,923	8,144,062	28,363,873	15,951,012
Expenses:
Losses and loss adjustment expenses	4,033,572	1,946,677	8,011,750	3,648,453
Selling expenses	4,341,221	3,422,479	10,439,521	6,542,500
General and administrative expenses	3,584,098	2,213,345	7,184,675	4,212,047
Depreciation and amortization expense	223,667	93,497	440,751	185,739
Interest expense	291,891	143,857	576,549	293,356

Total operating expenses	12,474,449	7,819,855	26,653,246	14,882,095

Income before provision for income tax expense	512,474	324,207	1,710,627	1,068,917
Income tax provision	148,705	—	550,287	—

Net income	363,769	324,207	1,160,340	1,068,917

Dividends on preferred stock	126,600	206,600	253,200	253,200

Net income attributable to common stockholders	$237,169	$117,607	$907,140	$815,717

Earnings per common share
Basic	0.005	0.002	0.018	0.016
Diluted	0.004	0.002	0.014	0.013
Weighted average shares outstanding-basic	51,799,409	50,425,540	51,723,785	50,055,469
Weighted average shares outstanding-diluted	63,012,871	63,565,805	62,937,247	63,195,734
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$1,160,340	$1,068,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,751	185,739
Stock options expense accrued	161,731	—
Changes in assets and liabilities:
Receivables	(3,372,439)	(3,184,047)
Prepaid expenses and other assets	(362,395)	(305,508)
Unearned premiums and other payables	3,011,950	3,388,020
Unpaid loss and loss adjustment expenses	7,346,405	1,565,291
Ceded reinsurance payable	7,971,110	3,085,865
Reinsurance recoverable	(10,658,912)	(2,080,917)
Prepaid reinsurance premiums	(2,015,159)	(2,353,952)
Accounts payable and accrued expenses	718,540	949,682
Prepaid income taxes	(240,480)	—
Deferred tax assets	(681,189)
Deferred acquisition costs	101,585	(55,540)
Provisional commission reserve	662,149	86,018

Net cash provided by operating activities	4,243,987	2,349,568

Cash flows from investing activities:
Purchases of property and equipment	(805,147)	(242,381)
Acquisitions of agencies	(3,753,349)	—
Purchases of investments and accrued investment income	(5,531,502)	(407,678)

Net cash used by investing activities	(10,089,998)	(650,059)

Cash flows from financing activities:
Proceeds (repayments) of debt, net	1,559,970	(830,635)
Preferred dividends paid	(253,200)	(253,200)
Repayments on capital lease obligation	(24,016)	—
Stock issued	358,750	4,253,275

Net cash provided by financing activities	1,641,504	3,169,440

Net increase (decrease) in cash and cash equivalents	(4,204,507)	4,868,949
Cash and cash equivalents, beginning of period	8,668,827	7,059,188

Cash and cash equivalents, end of period	$4,464,320	$11,928,137

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)	Description of Business

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company’s capital lease obligations approximate fair value because these obligations are based upon management’s best estimates of interest rates that would be available for similar debt obligations as of June 30, 2006 and December 31, 2005.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: Furniture and fixtures – 5 to 7 years; equipment – 3 to 5 years; software currently in service – 3 to 5 years; leasehold improvements – over the remaining life of the lease, including options. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $121,151 and $60,998 for the three months ended June 30, 2006 and 2005, respectively and $240,692 and $120,741 for the six months ended June 30, 2006 and 2005, respectively.

A summary of property and equipment is as follows:

	June 30, 2006	December 31, 2005
Furniture and equipment	$1,145,791	$886,837
Computer equipment	1,332,628	1,097,942
Computer software	624,086	477,524
Leasehold improvements	709,509	544,564
Less: accumulated depreciation	(1,846,892)	(1,606,200)

	$1,965,122	$1,400,667

Amortization of Intangible Assets

Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The non-competition agreements are amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense was $102,516 and $32,499 for the three months ended June 30, 2006 and 2005, respectively and $200,059 and $64,998 for the six months ended June 30, 2006 and 2005, respectively.

Intangible Assets include the following:

	June 30, 2006	December 31, 2005
Goodwill	$8,545,794	$6,388,094
Non-compete clause	980,000	980,000
Renewal list	2,765,650	1,170,000
Restrictive covenants	220,000	220,000

	12,511,444	8,758,094
Less: Accumulated amortization	(1,598,303)	(1,398,244)

	$10,913,141	$7,359,850

Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2005.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the three months ended June 30, 2006 and 2005 were

$300,219 and $169,030, respectively and $605,202 and $362,409 for the six months ended June 30, 2006 and 2005, respectively.

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

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Unrealized losses for the three months ended June 30, 2006 and 2005 were $157,216 and $0, respectively and $189,488 and $0 for the six months ended June 30, 2006 and 2005, respectively.

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

At June 30, 2006, long-term investments carried at market value of $1,773,928 and short term investments of approximately $886,630 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments is as follows as of:

	June 30, 2006	December 31, 2005
Short term bank certificates of deposit	$125,493	$120,000
U.S. Treasury securities and obligations of U.S. government corporations and agencies	8,702,652	6,300,740
Obligations of states and political subdivisions	3,520,161	528,915
Corporate debt securities	1,542,771	1,590,179

Total	$13,891,077	$8,539,835

The amortized cost, fair value and gross unrealized gain or loss of debt securities available-for-sale at June 30, 2006, by contractual maturity, is shown below:

		Gross	Gross
Years to Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Within one year	$—	$—	$—	$—
One to five years	3,777,057	—	51,204	3,725,854
Five to ten years	1,179,926	699	3,297	1,177,328
Over ten years	8,223,837	557	136,243	8,088,151

Total	$13,180,821	$1,256	$190,744	$12,991,333

As of June 30, 2006, the Company has determined that all of the unrealized losses in the table above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There were no securities with unrealized losses of greater than 10% of book value.

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	June 30, 2006	December 31, 2005
Case basis	$3,203,908	$1,784,824
IBNR	3,532,975	2,748,138

Total	$6,736,883	$4,532,962

(5)	Reinsurance

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

The impact of reinsurance on the statements of operations for the period ended June 30 is as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Premiums written:
Direct	$15,999,956	$9,813,137	$35,289,582	$20,577,382
Assumed	43,903	—	215,010	—
Ceded	10,914,299	6,689,559	24,079,728	14,021,473

Net	5,129,559	3,123,578	11,424,864	6,555,909
Premiums earned:
Direct	16,471,849	9,132,103	32,330,362	17,189,362
Assumed	93,850	—	162,280	—
Ceded	11,244,487	6,208,573	22,064,569	11,667,522

Net	5,321,212	2,923,530	10,428,073	5,521,840
Losses and loss adjustment expenses incurred:
Direct	13,441,777	6,488,923	26,692,998	12,161,577
Assumed	—	—	—	—
Ceded	9,408,205	4,542,247	18,681,248	8,513,124

Net	$4,033,572	$1,946,676	$8,011,750	$3,648,453
The impact of reinsurance on the balance sheets as of June 30 is as follows:

	June 30, 2006	December 31, 2005
Unpaid losses and loss adjustment expense:
Direct	$22,456,279	$15,109,874
Assumed	—	—
Ceded	15,719,396	10,576,912

Net	6,736,883	4,532,962
Unearned premiums:
Direct	19,401,721	16,442,501
Assumed	184,703	131,972
Ceded	13,226,429	11,211,270

Net	$6,359,995	$5,363,203

The Company received $2,837,766 and $6,260,778 in commissions on premiums ceded during the three and six month periods ended June 30, 2006, respectively. Had all of the Company’s reinsurance agreements been cancelled at June 30, 2006, the Company would have returned $3,438,871 in reinsurance commissions to its reinsurers and its reinsurers would have returned $13,226,429 in unearned premiums to the Company.

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

Notes Payable, Related Party

The Company has various notes payable to related parties totaling to $4,941,838 at June 30, 2006. This Notes Payable debt consists primarily of unsecured promissory notes payable to its Chairman and its Chief Executive Officer. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration. As a result of the acquisition of a Georgia insurance agency in 2004, the Company also has an unsecured promissory note payable to the President of TrustWay. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning August 2005.

Other Notes Payable

As a result of the acquisitions of a two Florida insurance agencies in 2006, the Company also has unsecured promissory notes payable to the former owners. The first promissory note, executed in connection with the acquisition of The Insurance Center, Inc. effective January 1, 2006, carries an interest rate of 8%. This note provides for the payment of interest in quarterly installments beginning April 1, 2006 and the repayment of principal in one installment on July 1, 2008. Amounts due under this note, as of June 30, 2006, total $1,900,000. The second promissory note, executed in connection with the acquisition of the assets of Tampa No-Fault Insurance Agency, Inc. effective January 16, 2006, carries an interest rate of 8%. The note provides for the payment of interest in quarterly installments beginning on March 31, 2006 and the repayment of principal in two equal installments on January 16, 2007 and January 16, 2008. Amounts due under this note, as of June 30, 2006 total $283,333.

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

Scheduled Maturities

The aggregate annual maturities of payments due on debt outstanding as of June 30 are as follows:

Amount
2006	$1,152,027
2007	1,592,311
2008	3,061,111
2009	1,000,000
2010 and after	319,722

Total	$7,125,171

(7)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The principal assets and liabilities that generate these temporary differences are unearned premiums, loss and loss adjustment expense reserves, deferred policy acquisition costs, operating loss and tax-credit carry forwards and non-deductible provisions for unearned revenue. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance for some portion its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets.

The Company has loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between the year 2015 and December 31, 2024. The loss carry-forwards at December 31, 2005 were approximately $4,121,000. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

(8)	Capital Stock

Preferred Stock

During the first quarter of 2005, the Company issued 40,000 shares of its series A convertible preferred stock for an aggregate consideration of $200,000. During the second quarter of 2005, the Company issued 800,000 shares of its series A convertible preferred stock for an aggregate consideration of $4,000,000. The series A convertible stock pays a semi-annual dividend of $0.20 per share. Each share of preferred stock is convertible into ten shares of common stock. During the second quarter of 2006, 240,000 shares of preferred stock converted to 2,400,000 shares of common stock.

Common Stock

During the fourth quarter of 2005, the Company issued 669,231 shares of common stock, $0.01 par value, through a private placement. During the first quarter of 2006, the Company issued 600,000 shares of common stock, $0.01 par value, through a private placement. During the second quarter of 2006, 240,000 shares of preferred stock converted to 2,400,000 shares of common stock.

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

The aggregate number of common shares authorized under the plan is currently 7,500,000. Prior to the merger with AssuranceAmerica Corporation, a Georgia corporation, the Company had issued options to purchase 948,918 shares of common stock and, after the merger the Company had issued options to purchase 1,300,000 shares of common stock. In connection with such merger, the outstanding options to purchase shares of AssuranceAmerica common stock were exchanged on a one-for-one basis for options to purchase shares of the Company’s common stock under the Company’s 2000 Stock Option Plan. On April 27, 2006 the shareholders voted in favor of an amendment to the Company’s 2000 Stock Option Plan to increase the number of shares available for issuance from 5,000,000 to 7,500,000.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table. Expected volatilities are base on historical volatilities of the Company’s stock. The Company uses historical data to estimate expected term and option forfeitures within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not provide for any expected dividends or discount for post-vesting restrictions in the model.

	2006	2005
Expected volatility	149% - 156%	157% - 217%
Weighted average volatility	154%	172%
Risk-free interest rate	1.90% - 2.30%	1.30% - 2.00%
Expected term (in years)	5.0	5.0
A summary of all stock option activity during the six months ending June 30 follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	4,215,628	$0.97	3,302,918	$1.45
Add (deduct):
Granted	1,132,315	$0.86	—	—
Exercised	—	—	(180,000)	$0.25
Forfeited	(239,500)	$0.85	(270,000)	$0.25
Expired	(8,000)	$5.50	—	—

March 31	5,100,443	$0.95	2,852,918	$1.64
Add (deduct):
Granted	448,500	$1.69	1,154,150	$0.77
Exercised	(40,000)	$0.25	—	—
Forfeited	(315,400)	$0.86	—	—
Expired	(90,000)	$5.67	(319,000)	$2.63

June 30	5,103,543	$0.94	3,688,068	$1.28
Exercisable, June 30	1,172,980	$1.37	1,006,183	$3.17
The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 and June 30, 2005, using the Black-Scholes-Merton option-pricing model, was $0.7805 and $0.5580, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was $58,000 and $90,000, respectively.

The total fair value of the options vested during the six months ended June 30, 2006 and 2005 was computed to be $200,945 and $60,586, respectively, which would be amortized over the vesting period of the options. Total compensation cost for share-based payment arrangements recognized for the three and six month periods ended June 30, 2006 was $91,331 and $161,731, respectively. Related tax benefits were recorded in the corresponding periods in the amounts of $34,249 and $60,649, respectively. SFAS 123R is effective for periods beginning after December 15, 2005. Accordingly, no provision was recorded in the financial statements for the three or six month periods ended June 30, 2005.

As of June 30, 2006, the total compensation cost, net of tax effect, related to nonvested awards not yet recognized in the financial statements is $1,442,319. The Company expects to recognize the compensation cost over the weighted-average contractual term of 4.0 years.

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

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005

Net income, as reported	$237,169	$117,607	$907,140	$815,717

Compensation effect, net of tax effect	(45,117)	(23,244)	(103,317)	(43,823)

Pro forma net income	$192,052	$94,363	$803,823	$771,894

Basic and diluted net income attributable to common stockholders
As reported — Basic	0.005	0.002	0.018	0.016
Pro forma — Basic	0.004	0.002	0.016	0.015
As reported — Diluted	0.004	0.002	0.014	0.013
Pro forma — Diluted	0.003	0.001	0.013	0.012
A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six-month period ended June 30, 2006 is presented below:

		Weighted-Average Grant-Date
Nonvested Shares	Shares (000)	Fair Value
Nonvested at January 1, 2006	3,286,610	$0.7971
Granted	1,132,315	$0.7952
Vested	(112,800)	$0.3183
Forfeited or expired	(239,500)	$0.7808

Nonvested at March 31, 2006	4,066,625	$0.6671
Granted	448,500	$1.5474
Vested	(288,362)	$0.7761
Forfeited or expired	(315,400)	$0.7963

Nonvested at June 30, 2006	3,911,363	$0.7625
The following fully vested stock options were outstanding or exercisable as of June 30, 2006:

	Options Outstanding	Options Exercisable
Number of shares	1,172,980	951,062
Weighted average exercise price	$1.37	$0.42
Aggregate intrinsic value	$787,373	$787,373
Weighted average remaining contractual term	2.49 years	2.92 years
The following stock options were outstanding or exercisable as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	of Shares	Life	Price	Shares	Price

< $1.00	4,433,125	3.72 years	$0.64	951,062	$0.42
$1.00 < $3.00	448,500	4.90 years	$1.69	—	—
$3.00 < $4.00	—	—	—	—	—
$4.00 < $5.00	—	—	—	—	—
$5.00 < $6.50	221,918	0.69 years	$5.41	221,918	$5.41

	5,103,543	3.69 years	$0.94	1,172,980	$1.37
(9)	Risk

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

(I) LEGAL/REGULATORY RISKS – the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in five states, it is more exposed to this risk than some of its more geographically balanced competitors.

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

Concentration of Risk

The Company operates in Alabama, Florida, Georgia, South Carolina and Texas and is dependent upon the economies in those states. Automobiles insured through AAIC are principally in Alabama, Florida, South Carolina, Georgia and Texas. Premium increases generally must be approved by state insurance commissioners.

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

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At June 30, 2006, AAIC’s capital and surplus was approximately $8.3 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio. At June 30, 2006, AAIC was in compliance with this requirement.

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

On January 16, 2006 the Company’s subsidiary, Trustway Insurance Agencies, LLC, purchased all of the assets of Tampa No-Fault Insurance Agency, Inc. (“TNF”) pursuant to the terms of an Asset Purchase Agreement (the “APA”) by and between Assurance America Corporation, Trustway Insurance Agencies, LLC, Tampa No-Fault Insurance Agency, Inc., Mario A. Suarez, Mary Suarez, and Mario C. Suarez. TNF is an insurance agency selling primarily nonstandard automobile insurance in Tampa, Florida. The purchase price was $425,000 payable one-third in cash at the closing and the delivery of a promissory note for the remainder payable in two equal annual payments of principal with quarterly interest payments at 8%. Each principal also agreed to a three-year restrictive covenants prohibiting them from competing with the TNF, soliciting its customers, or hiring its employees. As part of the total purchase price, the Company assigned $156,000 to the purchased book of business amortized over a ten-year period. The Company assigned $269,000 to goodwill which is being valued in accordance with FAS 142

On January 27, 2006, the Company acquired The Insurance Center, Inc. (“TIC”), doing business as Apple Insurance Mall, a 16 office insurance agency selling primarily nonstandard automobile insurance in southern Florida. The acquisition was effected by the merger of a subsidiary of the Company and TIC with TIC being the survivor pursuant to the terms of an Agreement and Plan of Merger by and among AssuranceAmerica Corporation, AAC Merger Corporation I, The Insurance Center, Inc., and Shareholders Representative dated January 27, 2006 (“Merger Agreement”). The total consideration paid for all shares of TIC was $3,900,000 subject to adjustment upward or downward on a dollar for dollar basis for every dollar that the tangible net worth of TIC as defined in the Merger Agreement is greater or less than one dollar as of December 31, 2005. Based upon an estimated tangible net worth as of December 31, 2005, the estimated merger price was $3,161,931. The consideration was paid by the delivery of $1,115,744 cash to an escrow agent, the payment of certain liabilities of TIC, and the delivery of the Company’s promissory note for $1,900,000 with principal due on July 1, 2008 and quarterly interest payments at 8%; the principal of the note is subject to setoff in accordance with the terms of the Merger Agreement. The final calculation of the merger consideration will be calculated on or before 120 days from the date of closing. Immediately following the merger described above, TIC was merged into a subsidiary of Trustway with the subsidiary of Trustway being the survivor. As part of the total purchase price, the Company assigned $1,440,000 to the purchased book of business amortized over a ten-year period. The Company assigned $1,888,000 to goodwill which is being valued in accordance with FAS 142.

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

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Florida, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,100 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for an unaffiliated insurer that in 2005 retained the non-standard automobile insurance policies produced by MGA in Florida. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 50 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia and Florida. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments:

(in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

SECOND QUARTER 2006
Revenues
External customer	5,085	2,427	5,475	—		12,987
Intersegment	1,315	625	561	547	(3,048)	—
Income
Segment pretax income(loss)	357	(265)	591	(170)		513
SECOND QUARTER 2005
Revenues
External customer	3,299	1,894	2,951			8,144
Intersegment	621	334	122	360	(1,437)	—
Income
Segment pretax income(loss)	47	(16)	407	(114)		324

(in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST SIX MONTHS 2006
Revenues
External customer	12,363	5,269	10,727	5		28,364
Intersegment	2,882	1,531	1,236	1,093	(6,742)	—
Income
Segment pretax income(loss)	1,337	1	812	(439)		1,711
FIRST SIX MONTHS 2005
Revenues
External customer	6,064	4,326	5,561			15,951
Intersegment	1,428	334	258	585	(2,605)	—
Income
Segment pretax income(loss)	380	259	594	(164)		1,069

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Financial Condition
Investments and cash as of June 30, 2006, increased $1.2 million from investments and cash of $17.2 million as of December 31, 2005. The increase was due in part to $4.1 million in cash and income generated through operating activities. The increase was offset by $3.8 million in investments made in agencies during the first quarter: The purchase of the assets of Tampa No-Fault Insurance Agency on January 16, 2006 and the purchase of The Insurance Center, Inc. on January 27, 2006. The Company issued new promissory notes in connection with these acquisitions in the amount of $2.1 million. The Company’s investments of $13.9 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof. Other investments are in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include Federal and State income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
Premiums receivable as of June 30, 2006, increased $2.6 million to $16.4 million compared to December 31, 2005. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first six months of 2006. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
Reinsurance recoverable as of June 30, 2006, increased $10.7 million, to $25.4 million compared to December 31, 2005. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $25.4 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
Prepaid reinsurance premiums as of June 30, 2006, increased $2.0 million to $13.2 million compared to December 31, 2005. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
Property and equipment, net of depreciation, increased $0.6 million as of June 30, 2006 from December 31, 2005 to $2.0 million. $0.2 million of this increase represents fixed assets acquired in connection with the acquisition of The Insurance Center, Inc. on January 27, 2006. The balance of the increase is attributable to the purchase of computer software and hardware at its corporate headquarters and furniture and leasehold improvements in its agencies.
Other receivables as of June 30, 2006 increased $0.8 million to $2.5 million compared to December 31, 2005. The balances represent Agencies receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The increase in the Agencies receivables is directly attributable to the increase in direct bill Commissions from carriers as we transition more business from an agency bill basis to a direct bill basis. Policies issued under a direct bill basis traditionally have higher renewal rates than policies issued on an agency bill basis. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the state of Florida on behalf of a non-affiliated insurer.
Intangible assets as of June 30, 2006, increased $3.6 million to $11.0 million from the balance of $7.4 million as of December 31, 2005. This increase is directly related to the Company’s acquisition of two Florida insurance agencies, less amortization of identifiable intangible assets for the first quarter of 2006.
Deferred tax assets increased $0.7 million compared to the balance as of December 31, 2005. The majority of this increase represents deferred tax assets recorded in connection with the acquisition of The Insurance Center, Inc. on January 27, 2006.
Accounts payable and accrued expenses as of June 30, 2006, increased $0.7 million from December 31, 2005 to $5.5 million. $1.7 million of the balance represents the Company’s liability for premium taxes, an increase of $0.3 million from December 31, 2005. The majority of the $5.5 million balance of the increase represents commissions payable to the Company agents, accruals for associate performance incentives and other expenses accrued but not paid.
Unearned premium as of June 30, 2006 increased $3.0 million to $19.6 million from December 31, 2005, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first six months of 2006.
Unpaid losses and loss adjustment expenses increased $7.4 million to $22.5 million as of June 30, 2006 from $15.1 million at December 31, 2005. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
Reinsurance payable as of June 30, 2006 increased $8.0 million to $18.2 million      , compared to the balance at December 31, 2005. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first six months of 2006.
Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of June 30, 2006 increased $0.7 million to $2.4 million, compared to the balance at December 31, 2005. The increase is related to increases in AAIC writings.
Notes payable as of June 30, 2006, increased approximately $1.6 million compared to December 31, 2005. The change results from new notes issued totaling $2.2 million in connection with two agency acquisitions made during the first quarter of 2006 less payments of $0.6 million applied toward interest and principal balances payable on promissory notes, less interest accrued in the current period, to the Company’s Chairman, CEO and owner of a Georgia agency acquired in 2004.
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
Liquidity and Capital Resources
Net cash provided by operating activities for the six months ended June 30, 2006, was $4.2 million compared to net cash provided by operating activities of $2.3 million for the same period of 2005.
Investing activities for the six months ended June 30, 2006 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.8 million in our headquarters and in the Agencies; the purchase of two Florida agencies during the first quarter, including $0.2 million in fixed assets and $3.7 million in other assets and $5.5 million in purchases of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
Financing activities for the six months ended June 30, 2006 included the issuance of common stock resulting in additional capital of $0.4 million. Debt repayments for the six months ended June 30, 2006 were $0.6 million and the Company issued new promissory notes in connection with the acquisition of two agencies in an amount totaling $2.2 million.
The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman and Chief Executive Officer of the Company and the President of the Agencies and issuance of its Series A Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman, its Chief Executive Officer and a Senior Vice President of the Company. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first quarter of 2005, the Company issued 40,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $0.2 million. During the second quarter of 2005, the Company issued 800,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $4.0 million. The Series A Convertible Stock pays a semi-annual dividend of $0.20 per share. During the fourth quarter of 2005, the Company issued 669,821 shares of its Common Stock for an aggregate consideration of $435,000. During the first quarter of 2006, the Company issued 600,000 shares of its Common Stock for an aggregate consideration of $390,000. On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155,000 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.
The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of June 30, 2006, AAIC’s Capital and Surplus was $8.3 million.
Results of Operations
The Company reported net income of $0.4 million and $1.2 million for the three and six month periods ended June 30, 2006, respectively, compared to net income of $0.3 million and $1.1 million for the three and six month periods ended June 30, 2005, respectively. The Company reported basic earnings per common share of $0.005 and $0.018 for the three and six month periods ended June 30, 2006, respectively, compared to $0.002 and $0.016 for the three and six month periods ended June 30, 2005, respectively. Fully diluted earnings per common share for the three and six month periods ended June 30, 2006, respectively, was $0.004 and $0.014, compared to $0.002 and $0.016 for the three and six month periods ended June 30, 2005, respectively. Three and six month 2006 results include provisions for income taxes of $0.1 million and $0.6 million, respectively. No tax provisions were recorded in the comparable 2005 periods. Pre-tax earnings increased $0.2 million for the three month period ended June 30, 2006 and $ 0.6 million for the six month period ended June 30, 2006, compared to the comparable 2005 periods.
Contributing factors towards the Company’s 2006 improved results include increases in earned premium in AAIC and related increases in fee income; and increases in commission and fee income in the MGA and the Agencies. Increased loss and loss adjustment expenses (“Loss Ratio”) in AAIC, from 66.1% in 2005 to 76.8% in the six month 2006 period partially offset these increases in revenues. Fee income improvements in the MGA reflect fees associated with increased premium production in AAIC in the states of Georgia, South Carolina, Texas and Alabama and fees associated with entry in to the state of Florida through an unaffiliated insurance company. Commission and fee income improvements in the Agencies are representative of increases in organic Agency production as well as the added commission income streams from the two Florida agency acquisitions in January 2006.
Revenues
Premiums
Gross premiums written for the three and six month periods ended June 30, 2006, respectively, were $15.8 million and $35.3 million. In the comparable periods for 2005, AAIC recorded $9.8 million and $20.6 million, respectively, in gross premiums written. 2006 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $16.0 million and 35.3 million in the respective three and six month periods, plus $0.04 and $0.2 million, in the respective three and six month periods, of premiums associated with the insurance risk transferred to AAIC by an unaffiliated insurance company pursuant to a reinsurance contract, “assumed premiums written.” There were no assumed premiums written in the first six months of 2005. The majority of our growth occurred in our largest state, Georgia, which represented 65% of our direct business and accounted for $8.2 million of the $14.7 million six month increase. Policies inforce increased 51% in the state of Georgia from June 30, 2005 to June 30, 2006. Entry into the state of Alabama during 2005 accounted for $4.1 million of the year-over-year increase in direct premiums written in AAIC for the six months. Alabama now represents 12% of total premiums written. During the first half of 2006, AAIC began writing policies in the state of Florida. Entry into Florida accounted for $3 million of the increase, or 20%, during the first six months over the comparable 2005 period. Direct premiums written in South Carolina decreased 4% in 2006 from the prior year reflecting increased competition in the state. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the three and six month periods ended June 30, 2006, was $10.9 million and $24.1 million, respectively.
Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $5.3 million and $10.4 million for the three and six month periods ended June 30, 2006, respectively, and compares to $2.9 million and $5.5 million for the three and six month periods ended June 30, 2005, respectively.
Commission and Fee Income
Our MGA and Agencies produce and service non-standard personal automobile insurance business for our own carrier and other insurers. We receive service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of these insurers. We also receive commission and service fee income in our Agencies on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk, including travel protection, vehicle protection and hospital indemnity insurance policies. Commission rates vary between carriers and are applied to written premium to determine commission income.
Commission income, as a result of business produced in both the Agencies and the MGA, for the three and six month periods ended June 30, 2006 increased $1.1 million and $4.7 million, respectively, compared to the same periods ended June 30, 2005. The increase in the Agencies’ commission income for the 2006 three and six month periods over the comparable 2005 period includes the added commission income streams from the two Florida agency acquisitions in January 2006. AAIC pays MGA commission on the 30% of premium which AAIC retains and is subsequently eliminated upon consolidation. The amount eliminated was and $1.3 million and $2.9 million for the three and six month periods ended June 30, 2006, respectively.
Managing general agent fees for the three and six month periods ended June 30, 2006 were $2.3 million and $4.9 million, respectively, or increases of $1.1 million and $2.6 million, when compared to the same periods of 2005. Increases in the number of policies sold are the largest contributing factor.
Other fee income decreased was virtually flat with the prior year for both the three and month periods ended June 30, 2006. Agencies collect fees for various services performed and for additional products sold to insureds. As Agencies have begun to write more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses. Net investment income increased to $0.2 million and $0.3 million for the three month and six month periods ended June 30, 2006 from $26,000 and $39,000 in the comparable 2005 periods primarily as a result of an increase in average invested assets. During 2005 we contributed $3.1 million of proceeds from the sale of Preferred Stock and Common Stock to AAIC. The proceeds from these capital contributions, coupled with the cash flows from our insurance operations resulted in the significant increase in average invested assets.
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
We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three and six month periods ended June 30, 2006, was $9.4 million and $18.7 million, respectively.
After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $4.0 million and $8.0 million for the three month and six month periods ended June 30, 2006. As a percentage of earned premiums, this amount increased for the three month period ended June 30, 2006, from 66.6% to 75.8%, when compared with the same period in 2005. As a percentage of earned premiums, this amount increased for the six month period ended June 30, 2006, from 66.1% to 76.8%, when compared with the same period in 2005. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The increase in the year-over-year loss ratio reflects losses on earned premiums on policies issued during the second half of 2005 and first quarter of 2006, which were more competitively priced products when compared to premiums earned on policies issued during the first half of 2005.
Other Expenses
Other operating expenses, including selling and general and administrative increased $2.3 million and $6.9 for the three and six month periods ended June 30, 2006 when compared to the same periods of 2005. These increases are associated, in part, with the growth of AAIC and related operations. AAIC and MGA experience proportionate increases in selling costs as the premiums written increase. Agencies increased costs reflect the operating expenses of the agencies acquired in January 2006. As a percentage of revenue, selling and general and administrative expenses for the three month period ended June 30, 2006 decreased from 69.2% to 61.0% when compared to the 2005 period. As a percentage of revenue, selling and general and administrative expenses for the six month period ended June 30, 2006 decreased from 67.4% to 62.1% when compared to the 2005 period. This improvement reflects improved economies of scale and operating leverage of the Company’s growth. Depreciation and amortization expense increased $0.1 million and $0.3 million for the three and six month periods ended June 30, 2006, respectively, when compared to the same period of 2005. This increase is associated with the increase in fixed and intangible assets, including the added depreciable and amortizable assets from the two Florida agency acquisitions in January 2006.
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
The Company also granted options to purchase 1,580,815 shares of its common stock under its 2000 Stock Option Plan (the “Plan”) on January 3, 2006, January 9, 2006, January 20, 2006, February 6, 2006, April 1, 2006, April 10, 2006, April 17, 2006, May 1, 2006 and May 30, 2006. The weighted average exercise price of each option granted is $1.10 per share. The Company relied on the exemption from registration contained in Rule 701 of the Securities Act of 1933. Each recipient was an employee of the Company and each grant made was pursuant to the Plan.
ITEM. 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of the shareholders of the Company was held on April 27, 2006. The following proposals were approved at the meeting.
1.	Election of Directors

The following eight directors were elected at the meeting:

	Preferred Stock		Common Stock
		Withhold		Withhold
	FOR	Authority	FOR	Authority

Guy W. Millner	1,179,000	-0-	53,859,131	400
Lawrence (Bud) Stumbaugh	1,179,000	-0-	53,859,131	400
Donald Ratajczak	1,179,000	-0-	53,859,131	400
Quill O. Healey	1,179,000	-0-	53,859,131	450
John E. Cay III	1,179,000	-0-	53,859,131	400
Kaaren J. Street	1,179,000	-0-	53,859,131	400
Sam Zamarippa	1,179,000	-0-	53,859,131	400
John Ray	1,179,000	-0-	53,859,131	400
There were no broker non-votes or abstentions. The votes FOR represent 83.6% of the common stock outstanding (including the Preferred Stock on an as converted basis) and 93.13% of the preferred stock outstanding.

2.	Amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock

Preferred Stock		Common Stock		Abstain/
FOR	Against	FOR	Against	Withheld

1,179,000	-0-	53,822,231	5,650	31,700
3.	Amendment to the Company’s 2000 Stock Option Plan to increase the number of shares available for grant available for the plan

Preferred Stock		Common Stock		Abstain/
FOR	Against	FOR	Against	Withheld

1,179,000	-0-	53,547,806	200,575	111,200
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits.
3.1	Certificate of Amendment to Articles of Incorporation

10.1	Amendment 2006-1 to the AssuranceAmerica Corporation Stock Option Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANCEAMERICA CORPORATION

	By:	/s/ Lawrence Stumbaugh
Lawrence Stumbaugh
President and CEO

Date: August 7, 2006