Form 10QSB
period 2006-09-30
ASSURANCEAMERICA CORP
filed 2006-11-08
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 56,072,971 shares of the Registrant’s $.01 par value Common Stock outstanding as of November 1, 2006, and 840,000 shares of the Registrant’s $.01 par value Series A Convertible Preferred Stock (“Preferred Stock”) outstanding as of November 1, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

ASSURANCEAMERICA CORPORATION
Index to Form 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$5,470,746	$8,668,827
Short term investments and other invested assets	900,350	120,000
Long term investments, available for sale at fair value	13,528,382	8,419,835
Investment income due and accrued	178,969	81,150
Receivable from insured	19,100,835	13,821,477
Reinsurance recoverable (including $4,731,970 and $4,213,187 on paid losses)	21,059,684	14,790,099
Prepaid reinsurance premiums	14,730,805	11,211,270
Deferred acquisition costs	889,956	798,539
Property and equipment (net of accumulated depreciation of $2,013,797 and $1,606,200)	2,112,994	1,400,667
Other receivables	2,819,299	1,674,184
Prepaid expenses	416,712	161,415
Intangibles (net of accumulated amortization of $1,700,818 and $1,398,244)	11,028,971	7,359,850
Security deposits	99,961	75,072
Prepaid income taxes	172,030	—
Deferred tax assets	372,615	—
Other assets	375,703	378,758

Total assets	$93,258,012	$68,961,143

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$5,815,860	$4,802,223
Unearned premium	21,691,636	16,574,473
Unpaid losses and loss adjustment expenses	23,325,306	15,109,874
Reinsurance payable	16,925,355	10,238,081
Provisional commission reserve	2,033,347	1,704,379
Notes payable	6,113,464	5,568,535
Dividends payable	84,000	—
Debentures payable	4,805,185	4,800,185
Capital lease obligations	286,157	220,155

Total liabilities	81,080,310	59,017,905

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000 and 80,000,000; outstanding 56,072,971 and 51,167,321)	560,730	511,673
Preferred stock, .01 par value (authorized 5,000,000, outstanding 840,000 and 1,266,000)	8,400	12,660
Surplus-paid in	16,230,513	15,678,015
Accumulated deficit	(4,652,661)	(6,259,110)
Accumulated other comprehensive (loss) income:
Net unrealized (loss) gain on investment securities	30,720	—

Total stockholders’ equity	12,177,702	9,943,238

Total liabilities and stockholders’ equity	$93,258,012	$68,961,143

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2006 and 2005

	Three Months		Nine Months
	2006	2005	2006	2005

Revenue:
Gross premiums written	$18,334,710	$15,186,281	$53,839,302	$35,763,663
Gross premiums ceded	(12,530,148)	(10,258,321)	(36,609,876)	(24,279,794)
Net premiums written	5,804,562	4,927,960	17,229,426	11,483,869
Decrease (increase) in unearned premiums, net of prepaid reinsurance premiums	(600,836)	(1,423,800)	(1,597,628)	(2,457,869)
Net premiums earned	5,203,726	3,504,160	15,631,798	9,026,000
Commission income	5,251,593	4,517,482	17,676,337	12,285,770
Managing general agent fees	2,308,140	1,632,912	7,163,620	3,858,543
Net investment income	215,447	90,149	520,659	128,982
Other fee income	148,298	170,564	498,663	566,984

Total revenue	13,127,204	9,915,267	41,491,077	25,866,279

Expenses:
Losses and loss adjustment expenses	3,359,596	2,298,469	11,371,346	5,946,922
Selling expenses	4,589,521	3,891,711	15,029,042	10,434,211
General and administrative expenses	3,767,109	2,728,813	10,951,784	6,940,860
Depreciation and amortization expense	269,420	96,713	710,171	282,452
Interest expense	289,823	127,750	866,372	421,106

Total operating expenses	12,275,469	9,143,456	38,928,715	24,025,551

Income before provision for income tax expense	851,735	771,811	2,562,362	1,840,728
Income tax provision	68,428	—	618,715	—

Net income	783,307	771,811	1,943,647	1,840,728

Dividends on preferred stock	84,000	126,600	337,200	379,800

Net income attributable to common stockholders	$699,307	$645,211	$1,606,447	$1,460,928

Earnings per common share
Basic	0.013	0.013	0.030	0.029
Diluted	0.011	0.010	0.026	0.023
Weighted average shares outstanding-basic	54,857,778	50,434,801	52,779,929	50,183,303
Weighted average shares outstanding-diluted	64,470,290	63,589,401	62,392,441	63,337,903
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$1,943,647	$1,840,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	710,171	282,452
Stock-based compensation	233,572	—
Changes in assets and liabilities:
Receivables	(6,424,473)	(8,087,866)
Prepaid expenses and other assets	(277,131)	(272,254)
Unearned premiums and other payables	5,117,163	7,646,406
Unpaid loss and loss adjustment expenses	8,215,432	2,252,346
Ceded reinsurance payable	6,687,274	4,381,573
Reinsurance recoverable	(6,269,585)	(2,090,013)
Prepaid reinsurance premiums	(3,519,535)	(5,188,536)
Accounts payable and accrued expenses	1,013,639	1,565,433
Prepaid income taxes	(172,030)	—
Deferred tax assets	(372,615)	—
Deferred acquisition costs	(91,417)	(352,075)
Provisional commission reserve	328,968	114,238

Net cash provided by operating activities	7,123,080	2,092,432

Cash flows from investing activities:
Purchases of property and equipment	(1,119,924)	(344,987)
Acquisitions of agencies	(3,971,695)	—
Purchases of investments and accrued investment income	(5,955,996)	(364,585)

Net cash used by investing activities	(11,047,615)	(709,572)

Cash flows from financing activities:
Proceeds (repayments) of debt, net	549,929	(1,484,319)
Preferred dividends paid	(253,200)	(253,200)
Proceeds (repayments) of capital lease obligations, net	66,002	—
Stock issued	363,723	4,212,775

Net cash provided by financing activities	726,454	2,475,256

Net (decrease) increase in cash and cash equivalents	(3,198,081)	3,858,116
Cash and cash equivalents, beginning of period	8,668,827	7,059,188

Cash and cash equivalents, end of period	$5,470,746	$10,917,304

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1)	Description of Business

AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company whose business is comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”), TrustWay Insurance Agencies, LLC (“TrustWay”) and AssuranceAmerica Capital Trust I, each wholly-owned. The Company solicits and underwrites nonstandard private passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.

(2)	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts and operations of the Company. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could impact the amounts reported and the actual results could differ from these estimates.

For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2005.

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

In addition, the realization of the Company’s deferred income tax assets is dependent on generating sufficient future taxable income. It is possible that the expectations associated with these accounts could change in the near term and that the effect of such changes could be material to the consolidated financial statements.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company’s capital lease obligations approximate fair value because these obligations are based upon management’s best estimates of interest rates that would be available for similar debt obligations as of September 30, 2006 and December 31, 2005.

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
Contingencies

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and other insurance policy issues. Some of the actions seek extra-contractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. In the opinion of management, the ultimate outcome of litigation is not expected to be material to the Company’s financial condition, results of operations, or cash flows.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: Furniture and fixtures — 5 to 7 years; equipment — 3 to 5 years; software currently in service — 3 to 5 years; leasehold improvements — over the remaining life of the lease, including options. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $166,905 and $64,214 for the three months ended September 30, 2006 and 2005, respectively and $407,597 and $184,955 for the nine months ended September 30, 2006 and 2005, respectively.

A summary of property and equipment is as follows:

	September 30, 2006	December 31, 2005
Furniture and equipment	$1,392,868	$886,837
Computer equipment	1,358,742	1,097,942
Computer software	665,240	477,524
Leasehold improvements	709,941	544,564
Less: accumulated depreciation	(2,013,797)	(1,606,200)

	$2,112,994	$1,400,667

Amortization of Intangible Assets

Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead tested for impairment at least annually. The non-competition agreements are amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense was $102,515 and $32,499 for the three months ended September 30, 2006 and 2005, respectively and $302,574 and $97,497 for the nine months ended September 30, 2006 and 2005, respectively.

Intangible Assets include the following:

	September 30, 2006	December 31, 2005
Goodwill	$8,764,139	$6,388,094
Non-compete clause	980,000	980,000
Renewal list	2,765,650	1,170,000
Restrictive covenants	220,000	220,000

	12,729,789	8,758,094
Less: Accumulated amortization	(1,700,818)	(1,398,244)

	$11,028,971	$7,359,850

Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2005.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the three months ended September 30, 2006 and 2005 were $311,629 and $179,067, respectively and $916,832 and $546,977 for the nine months ended September 30, 2006 and 2005, respectively.

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based payment” (“SFAS 123R”). The provisions of SFAS 123R require companies to expense in their financial statements the estimated fair value of awarded stock options after the effective date. The Company adopted this statement using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and disclose the pro forma effects on net income had the fair value of these options been expensed. The disclosure provisions required by SFAS No 123R are provided in Note 8.

(3)	Investments

All of the Company’s long-term investment securities have been classified as available-for-sale because all of the Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders’ equity, net of related deferred income taxes.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized gains for the three months ended September 30, 2006 and 2005 were $238,640 and $0, respectively and $49,152 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

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

At September 30, 2006, long-term investments carried at market value of $1,797,718 and short term investments of approximately $886,874 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments follows as of:

	September 30, 2006	December 31, 2005
Short term bank certificates of deposit	$125,738	$120,000
U.S. Treasury securities and obligations of U.S. government corporations and agencies	8,625,972	6,300,740
Obligations of states and political subdivisions	4,106,426	528,916
Corporate debt securities	1,570,596	1,590,179

Total	$14,428,732	$8,539,835

The amortized cost, fair value and gross unrealized gain or loss of debt securities available-for-sale at September 30, 2006, by contractual maturity, is shown below:

		Gross	Gross
Years to Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Within one year	$499,792	$—	$3,852	$495,940
One to five years	3,277,992	23	13,899	3,264,116
Five to ten years Obligations of states and political subdivisions	1,179,475	9,176	2,947	1,185,704
Over ten years Corporate debt securities	8,521,971	93,314	32,663	8,582,622

Total	$13,479,230	$102,513	$53,361	$13,528,382

As of September 30, 2006, the Company has determined that all of the unrealized losses in the table above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There were no securities with unrealized losses of greater than 10% of book value.

(4)	Losses and Loss Adjustment Expenses

The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates for losses for claims reported prior to the balance sheet dates (“case reserves”), estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported (“IBNR”) and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations.

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	September 30, 2006	December 31, 2005
Case basis	$3,424,021	$1,784,824
IBNR	3,573,571	2,748,138

Total	$6,997,592	$4,532,962

(5)	Reinsurance

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

The impact of reinsurance on the statements of operations for the period ended September 30 is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Premiums written:
Direct	$18,327,803	$15,043,137	$53,617,384	$35,620,519
Assumed	6,907	143,144	221,918	143,144
Ceded	(12,530,148)	(10,258,321)	(36,609,876)	(24,279,794)

Net	$5,804,562	$4,927,960	$17,229,426	$11,483,869
Premiums earned:
Direct	$16,153,098	$10,892,520	$48,483,459	$28,081,881
Assumed	76,400	35,376	238,681	35,376
Ceded	(11,025,772)	(7,423,736)	(33,090,342)	(19,091,257)

Net	$5,203,726	$3,504,160	$15,631,798	$9,026,000
Losses and loss adjustment expenses incurred:
Direct	$11,205,653	$7,643,617	$37,898,652	$19,805,193
Assumed	—	6,000	—	6,000
Ceded	(7,846,057)	(5,351,148)	(26,527,306)	(13,864,271)

Net	$3,359,596	$2,298,469	$11,371,346	$5,946,922
The impact of reinsurance on the balance sheets as of September 30 is as follows:

	September 30, 2006	December 31, 2005
Unpaid losses and loss adjustment expense:
Direct	$23,325,306	$15,109,874
Assumed	—	—
Ceded	(16,327,714)	(10,576,912)

	September 30, 2006	December 31, 2005
Net	$6,997,592	$4,532,962
Unearned premiums:
Direct	$21,576,426	$16,442,501
Assumed	115,210	131,972
Ceded	(14,730,805)	(11,211,270)

Net	$6,960,831	$5,363,203
The Company received $3,257,839 and $9,518,617 in commissions on premiums ceded during the three and nine month periods ended September 30, 2006, respectively. Had all of the Company’s reinsurance agreements been cancelled at September 30, 2006, the Company would have returned $3,830,009 in reinsurance commissions to its reinsurers and its reinsurers would have returned $14,730,805 in unearned premiums to the Company.

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

Notes Payable, Related Party

The Company has various notes payable to related parties totaling to $4,263,131 at September 30, 2006. This Notes Payable debt consists primarily of unsecured promissory notes payable to its Chairman and its Chief Executive Officer. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of, and without giving notice or paying additional consideration. As a result of the acquisition of a Georgia insurance agency in 2004, the Company also has an unsecured promissory note payable to a Division President of the Company. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning August 2005. There is one remaining principal payment on this promissory note as of September 30, 2006.

Other Notes Payable

As a result of the acquisitions of two Florida insurance agencies in 2006, the Company also has unsecured promissory notes payable to the former owners. The first promissory note, executed in connection with the acquisition of The Insurance Center, Inc. effective January 1, 2006, carries an interest rate of 8%. This note provides for the payment of interest in quarterly installments beginning April 1, 2006 and the repayment of principal in one installment on July 1, 2008. Amounts due under this note, as of September 30, 2006, total $1,567,000. The second promissory note, executed in connection with the acquisition of the assets of Tampa No-Fault Insurance Agency, Inc. effective January 16, 2006, carries an interest rate of 8%. The note provides for the payment of interest in quarterly installments beginning on March 31, 2006 and the repayment of principal in two equal installments on January 16, 2007 and January 16, 2008. Amounts due under this note, as of September 30, 2006 total $283,333.

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
Scheduled Maturities

The aggregate annual maturities of payments due on debt outstanding as of September 30 are as follows:

Amount
2006	$322,917
2007	1,589,974
2008	2,728,111
2009	1,000,000
2010 and after	5,277,647

Total	$10,918,649

(7)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The principal assets and liabilities that generate these temporary differences are unearned premiums, loss and loss adjustment expense reserves, deferred policy acquisition costs, operating loss and tax-credit carry forwards and non-deductible provisions for unearned revenue. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date. The Company has established a valuation allowance for some portion its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets.

The Company has loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between the year 2015 and December 31, 2025. The loss carry-forwards at January 1, 2006 were approximately $4,351,000. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003, and on January 1, 2006 for carryforwards related to the acquisition of The Insurance Center, Inc.. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

(8)	Capital Stock

Preferred Stock

During the first and second quarter of 2005, the Company issued 840,000 shares of its series A convertible preferred stock for an aggregate consideration of $4,200,000. The series A convertible stock pays a semi-annual dividend of $0.20 per share. Each share of preferred stock is convertible into ten shares of common stock. During the first nine months of 2006, 426,000 shares of preferred stock converted to 4,260,000 shares of common stock.

Common Stock

During the fourth quarter of 2005, the Company issued 669,231 shares of common stock, $0.01 par value, through a private placement. During the first quarter of 2006, the Company issued 600,000 shares of common stock, $0.01 par value, through a private placement. During the first nine months of 2006, 426,000 shares of preferred stock converted to 4,260,000 shares of common stock.

Stock-Based Compensation

The Company’s 2000 Stock Option Plan provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value).

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based payment” (“SFAS 123R”). The provisions of SFAS 123R require companies to expense in their financial statements the estimated fair value of awarded stock options after the effective date. The Company adopted this statement using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and disclose the pro forma effects on net income had the fair value of these options been expensed.

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

	2006	2005
Expected volatility	142% — 156%	157% — 217%
Weighted average volatility	151%	192%
Risk-free interest rate	1.90% — 2.40%	1.00% — 2.00%
Expected term (in years)	5.0	5.0
A summary of all stock option activity during the nine months ending September 30 follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	4,215,628	$0.97	3,302,918	$1.45
Add (deduct):
Granted	1,132,315	$0.86	—	—
Exercised	—	—	(180,000)	$0.25
Forfeited	(239,500)	$0.85	(270,000)	$0.25
Expired	(8,000)	$5.50	—	—

March 31	5,100,443	$0.95	2,852,918	$1.64
Add (deduct):
Granted	448,500	$1.69	1,154,150	$0.77
Exercised	(40,000)	$0.25	—	—
Forfeited	(315,400)	$0.86	—	—
Expired	(90,000)	$5.67	(319,000)	$2.63

June 30	5,103,543	$0.94	3,688,068	$1.28
Add (deduct):
Granted	560,500	$1.12	967,400	$0.86
Exercised	(5,650)	$0.88	(12,000)	$0.25
Forfeited	(129,100)	$0.85	(161,260)	$0.69
Expired	—	—	—	—

September 30	5,529,293	$0.96	4,482,208	$1.21
Exercisable, September 30	1,418,430	$1.13	1,108,518	$2.92
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005, using the Black-Scholes-Merton option-pricing model, was $0.7807 and $0.5953, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was $60,091 and $97,320, respectively.

The total fair value of the options vested during the nine months ended September 30, 2006 and 2005 was computed to be $370,210 and $104,099, respectively, which would be amortized over the vesting period of the options. Total compensation cost for share-based payment arrangements recognized for the three and nine month periods ended September 30, 2006 was

$71,841 and $233,572, respectively. Related tax benefits were recorded in the corresponding periods in the amounts of $26,940 and $87,589, respectively. SFAS 123R is effective for periods beginning after December 15, 2005. Accordingly, no provision was recorded in the financial statements for the three or nine month periods ended September 30, 2005.

As of September 30, 2006, the total compensation cost, net of tax effect, related to nonvested awards not yet recognized in the financial statements is $1,584,909. The Company expects to recognize the compensation cost over the weighted-average contractual term of 4.0 years.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Net income, as reported	$699,307	$645,211	$1,606,447	$1,460,928

Compensation effect, net of tax effect	10,073	(194,703)	(93,244)	(238,526)

Pro forma net income	$709,380	$450,508	$1,513,203	$1,222,402

Basic and diluted net income attributable to common stockholders
As reported — Basic	0.013	0.013	0.030	0.029
Pro forma — Basic	0.013	0.009	0.029	0.024
As reported — Diluted	0.011	0.010	0.026	0.023
Pro forma — Diluted	0.011	0.007	0.024	0.019
A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine-month period ended September 30, 2006 is presented below:

		Weighted—Average
		Grant—Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	3,286,610	$0.7971
Granted	1,132,315	$0.7952
Vested	(112,800)	$0.3183
Forfeited or expired	(239,500)	$0.7808

Nonvested at March 31, 2006	4,066,625	$0.6671
Granted	448,500	$1.5474
Vested	(288,362)	$0.7761
Forfeited or expired	(315,400)	$0.7963

Nonvested at June 30, 2006	3,911,363	$0.7625
Granted	560,500	$1.0100
Vested	(256,480)	$0.8524
Forfeited or expired	(129,100)	$0.7911

Nonvested at September 30, 2006	4,086,283	$0.8020
The following fully vested stock options were outstanding or exercisable as of September 30, 2006:

	Options Outstanding	Options Exercisable
Number of shares	1,418,430	1,196,512
Weighted average exercise price	$1.25	$0.47
Aggregate intrinsic value	$628,469	$628,469
Weighted average remaining contractual term	2.46 years	2.83 years
The following stock options were outstanding or exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	of Shares	Life	Price	Shares	Price

< $1.00	4,298,375	3.44 years	$0.63	1,196,512	$0.47
$1.00 < $3.00	1,009,000	4.82 years	$1.38	—	—
$3.00 < $4.00	—	—	—	—	—
$4.00 < $5.00	—	—	—	—	—
$5.00 < $6.50	221,918	0.44 years	$5.41	221,918	$5.41

	5,529,293	3.57 years	$0.96	1,418,430	$1.25
(9)	Risk

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

(II) CREDIT RISK — the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers with an A.M. Best rating of “A-” or better, and by providing for any amounts deemed uncollectible.

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

The Company maintains a relationship with two reinsurers. The Company performs periodic evaluations of the relative credit standing of each of these companies.

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At September 30, 2006, AAIC’s capital and surplus was approximately $9.2 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio. At September 30, 2006, AAIC was in compliance with this requirement.

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

On January 27, 2006, the Company acquired The Insurance Center, Inc. (“TIC”), doing business as Apple Insurance Mall, a 16 office insurance agency selling primarily nonstandard automobile insurance in southern Florida. The acquisition was effected by the merger of a subsidiary of the Company and TIC with TIC being the survivor pursuant to the terms of an Agreement and Plan of Merger by and among AssuranceAmerica Corporation, AAC Merger Corporation I, The Insurance Center, Inc., and Shareholders Representative dated January 27, 2006 (“Merger Agreement”). The total consideration paid for all shares of TIC was $3,900,000 subject to adjustment upward or downward on a dollar for dollar basis for every dollar that the tangible net worth of TIC as defined in the Merger Agreement is greater or less than one dollar as of December 31, 2005. Based upon an estimated tangible net worth as of December 31, 2005, the estimated merger price was $3,161,931. The consideration was paid by the delivery of $1,115,744 cash to an escrow agent, the payment of certain liabilities of TIC, and the delivery of the Company’s promissory note for $1,900,000 with principal due on July 1, 2008 and quarterly interest payments at 8%; the principal of the note is subject to setoff in accordance with the terms of the Merger Agreement. The final calculation of the merger consideration, based on an evaluation of the final tangible net worth, was $2,828,536. Immediately following the merger described above, TIC was merged into a subsidiary of TrustWay with the subsidiary of TrustWay being the survivor. As part of the total purchase price, the Company assigned $1,440,000 to the purchased book of business amortized over a ten-year period. The Company assigned $2,106,696 to goodwill which is being valued in accordance with FAS 142.

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

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Florida, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,300 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for an unaffiliated insurer that in 2005 retained the non-standard automobile insurance policies produced by MGA in Florida. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 50 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia and Florida. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

THIRD QUARTER 2006
Revenues
External customer	5,369	2,339	5,419	—		13,127
Intersegment	1,371	555	641	547	(3,114)	—
Income
Segment pretax income(loss)	252	(478)	1,453	(375)		852
THIRD QUARTER 2005
Revenues
External customer	4,532	1,789	3,594			9,915
Intersegment	1,256	418	188	433	(2,295)	—
Income
Segment pretax income(loss)	219	64	533	(44)		772

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST NINE MONTHS 2006
Revenues
External customer	17,732	7,608	16,146	5		41,491
Intersegment	4,253	2,086	1,877	1,640	(9,856)	—
Income
Segment pretax income(loss)	1,589	(477)	2,265	(815)		2,562

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST NINE MONTHS 2005
Revenues
External customer	10,596	6,115	9,155			25,866
Intersegment	2,684	752	446	1,018	(4,900)	—
Income
Segment pretax income(loss)	599	323	1,127	(207)		1,842
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Financial Condition
Investments and cash as of September 30, 2006, increased $2.7 million from investments and cash of $17.2 million as of December 31, 2005. The increase was due in part to $7.1 million in cash and income generated through operating activities. The increase was offset by $4.0 million in investments made in agencies during the first quarter: The purchase of the assets of Tampa No-Fault Insurance Agency on January 16, 2006 and the purchase of The Insurance Center, Inc. on January 27, 2006. The Company issued new promissory notes in connection with these acquisitions in the amount of $2.2 million. The Company’s investments of $14.4 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof. Other investments are in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include Federal and State income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
Premiums receivable as of September 30, 2006, increased $5.3 million to $19.1 million compared to December 31, 2005. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2006. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
Reinsurance recoverable as of September 30, 2006, increased $6.3 million, to $21.1 million compared to December 31, 2005. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $21.1 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
Prepaid reinsurance premiums as of September 30, 2006, increased $3.5 million to $14.7 million compared to December 31, 2005. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
Property and equipment, net of depreciation, increased $0.7 million as of September 30, 2006 from December 31, 2005 to $2.1 million. $0.2 million of this increase represents fixed assets acquired in connection with the acquisition of The Insurance Center, Inc. on January 27, 2006. The balance of the increase is attributable to the purchase of computer software and hardware at the Company’s corporate headquarters and furniture and leasehold improvements in its agencies.
Other receivables as of September 30, 2006 increased $1.1 million to $2.8 million compared to December 31, 2005. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The increase in the TrustWay receivables is directly attributable to the increase in direct bill Commissions from carriers as we transition more business from an agency bill basis to a direct bill basis. Policies issued under a direct bill basis traditionally have higher renewal rates than policies issued on an agency bill basis. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the state of Florida on behalf of a non-affiliated insurer.
Intangible assets as of September 30, 2006, increased $3.6 million to $11.0 million from the balance of $7.4 million as of December 31, 2005. This increase is directly related to the Company’s acquisition of two Florida insurance agencies, less amortization of identifiable intangible assets for the first nine months of 2006.
Deferred tax assets increased $0.4 million compared to the balance as of December 31, 2005. The majority of this increase represents deferred tax assets recorded in connection with the acquisition of The Insurance Center, Inc. on January 27, 2006.
Accounts payable and accrued expenses as of September 30, 2006, increased $1.0 million from December 31, 2005 to $5.8 million. $1.0 million of the balance represents the Company’s liability for premium taxes, a decrease of $0.3 million from December 31, 2005. The majority of the $1.3 million balance of the increase represents commissions payable to the Company agents, accruals for associate performance incentives and other expenses accrued but not paid.
Unearned premium as of September 30, 2006 increased $5.1 million to $21.7 million from December 31, 2005, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2006.
Unpaid losses and loss adjustment expenses increased $8.2 million to $23.3 million as of September 30, 2006 from $15.1 million at December 31, 2005. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
Reinsurance payable as of September 30, 2006 increased $6.7 million to $16.9 million, compared to the balance at December 31, 2005. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2006.
Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of September 30, 2006 increased $0.3 million to $2.0 million, compared to the balance at December 31, 2005. The increase is related to increases in AAIC writings.
Notes payable as of September 30, 2006, increased approximately $0.5 million compared to December 31, 2005. The change results from new notes issued totaling $2.2 million in connection with two agency acquisitions made during the first quarter of 2006 less payments of $1.7 million applied toward interest and principal balances payable on promissory notes, less interest accrued in the current period, to the Company’s Chairman, CEO, owner of a Georgia agency acquired in 2004, and owners of Florida agencies acquired in 2006.
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
Liquidity and Capital Resources
Net cash provided by operating activities for the nine months ended September 30, 2006, was $7.1 million compared to net cash provided by operating activities of $2.1 million for the same period of 2005.
Investing activities for the nine months ended September 30, 2006 consisted of the purchase of leasehold improvements and property and equipment in the amount of $1.1 million in our headquarters and in TrustWay; the purchase of two Florida agencies during the first quarter, including $0.2 million in fixed assets and $3.7 million in other assets and $6.0 million in purchases of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
Financing activities for the nine months ended September 30, 2006 included the issuance of common stock resulting in additional capital of $0.4 million. Debt repayments for the nine months ended September 30, 2006 were $1.7 million and the Company issued new promissory notes in connection with the acquisition of two agencies in an amount totaling $2.2 million.
The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman and Chief Executive Officer of the Company and the President of TrustWay and issuance of its Series A Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman, its Chief Executive Officer and a Senior Vice President of the Company. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first nine months of 2005, the Company issued 840,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $4.2 million. The Series A Convertible Stock pays a semi-annual dividend of $0.20 per share. During the fourth quarter of 2005, the Company issued 669,821 shares of its Common Stock for an aggregate consideration of $435,000. During the first quarter of 2006, the Company issued 600,000 shares of its Common Stock for an aggregate consideration of $390,000. On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital

Securities, the Company purchased from the Trust 155,000 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.
The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of September 30, 2006, AAIC’s Capital and Surplus was $9.2 million.
Results of Operations
The Company reported net income of $0.8 million and $1.9 million for the three and nine month periods ended September 30, 2006, respectively, compared to net income of $0.8 million and $1.8 million for the three and nine month periods ended September 30, 2005, respectively. The Company reported basic earnings per common share of $0.013 and $0.030 for the three and nine month periods ended September 30, 2006, respectively, compared to $0.013 and $0.029 for the three and nine month periods ended September 30, 2005, respectively. Fully diluted earnings per common share for the three and nine month periods ended September 30, 2006, respectively, was $0.011 and $0.026, compared to $0.010 and $0.023 for the three and nine month periods ended September 30, 2005, respectively. Three and nine month 2006 results include provisions for income taxes of $0.1 million and $0.6 million, respectively. No tax provisions were recorded in the comparable 2005 periods. Pre-tax earnings increased $0.1 million for the three month period ended September 30, 2006 and $0.7 million for the nine month period ended September 30, 2006, compared to the comparable 2005 periods.
Contributing factors towards the Company’s 2006 improved results include increases in earned premium in AAIC and related increases in fee income; and increases in commission and fee income in the MGA and TrustWay. Increased loss and loss adjustment expenses (“Loss Ratio”) in AAIC, from 65.9% in 2005 to 72.7% in the nine month 2006 period partially offset these increases in revenues. Fee income improvements in the MGA reflect fees associated with increased premium production in AAIC in the states of Georgia, South Carolina, Texas and Alabama and fees associated with entry in to the state of Florida through an unaffiliated insurance company. Commission and fee income improvements in TrustWay are representative of increases in organic Agency production as well as the added commission income streams from the two Florida agency acquisitions in January 2006.
Revenues
Premiums
Gross premiums written for the three and nine month periods ended September 30, 2006, respectively, were $18.3 million and $53.8 million. In the comparable periods for 2005, AAIC recorded $15.2 million and $35.8 million, respectively, in gross premiums written. 2006 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $18.3 million and $53.6 million in the respective three and nine month periods, plus $0.0 and $0.2 million, in the respective three and nine month periods, of premiums associated with the insurance risk transferred to AAIC by an unaffiliated insurance company pursuant to a reinsurance contract, “assumed premiums written.” AAIC recorded assumed premiums written of $0.1 million in the three and nine month periods ended September 30, 2005. The majority of our growth occurred in our largest state, Georgia, which represented 62% of our direct business and accounted for $7.0 million of the $18.0 million nine month increase. Policies inforce increased 7% in the state of Georgia from September 30, 2005 to September 30, 2006. Entry into the state of Alabama during 2005 accounted for $4.8 million of the year-over-year increase in direct premiums written in AAIC for the nine months. Alabama now represents 11% of total premiums written. During the first nine months of 2006, AAIC began writing policies in the state of Florida. Entry into Florida accounted for $6.8 million of the increase, or 38%, during the first nine months over the comparable 2005 period. Direct premiums written in South Carolina decreased 10% in 2006 from the prior year reflecting increased competition in the state. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the three and nine month periods ended September 30, 2006, was $12.5 million and $36.6 million, respectively.
Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The

Company’s net earned premium, after deducting reinsurance, was $5.2 million and $15.6 million for the three and nine month periods ended September 30, 2006, respectively, and compares to $3.5 million and $9.0 million for the three and nine month periods ended September 30, 2005, respectively.
Commission and Fee Income
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
Commission income, as a result of business produced in both TrustWay and the MGA, for the three and nine month periods ended September 30, 2006 increased $0.7 million and $5.4 million, respectively, compared to the same periods ended September 30, 2005. The increase in TrustWay’s commission income for the 2006 three and nine month periods over the comparable 2005 period includes the added commission income streams from the two Florida agency acquisitions in January 2006. AAIC pays MGA commission on the 30% of premium which AAIC retains and is subsequently eliminated upon consolidation. The amount eliminated was $1.4 million and $4.3 million for the three and nine month periods ended September 30, 2006, respectively.
Managing general agent fees for the three and nine month periods ended September 30, 2006 were $2.3 million and $7.2 million, respectively, or increases of $0.7 million and $3.3 million, when compared to the same periods of 2005. Increases in the number of policies sold are the largest contributing factor.
Other fee income was virtually flat with the prior year for both the three and month periods ended September 30, 2006. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt securities. Net investment income is primarily comprised of interest earned on these securities, net of related investment expenses. Net investment income increased to $0.2 million and $0.5 million for the three month and nine month periods ended September 30, 2006 from $90,000 and $130,000 in the comparable 2005 periods primarily as a result of an increase in average invested assets. During 2005 we contributed $3.1 million of proceeds from the sale of Preferred Stock and Common Stock to AAIC. The proceeds from these capital contributions, coupled with the cash flows from our insurance operations resulted in the significant increase in average invested assets.
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
We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three and nine month periods ended September 30, 2006, was $7.8 million and $26.5 million, respectively.
After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $3.4 million and $11.4 million for the three month and nine month periods ended September 30, 2006. As a percentage of earned premiums, this amount increased for the three month period ended September 30, 2006, from 65.6% to 64.6%, when compared with the same period in 2005. As a percentage of earned premiums, this amount increased for the nine month period ended September 30, 2006, from 65.9% to 72.7%, when compared with the same period in 2005. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The increase in the year-over-year loss ratio reflects losses on earned premiums on policies issued during the second half of 2005 and first quarter of 2006, which were more competitively priced products when compared to premiums earned on policies issued during the first half of 2005.
Other Expenses
Other operating expenses, including selling and general and administrative increased $1.7 million and $8.6 for the three and nine month periods ended September 30, 2006 when compared to the same periods of 2005. These increases are associated, in part, with the growth of AAIC and related operations. AAIC and MGA experience proportionate increases in selling costs as the premiums written increase. TrustWay’s increased costs reflect the operating expenses of the agencies acquired in January 2006. As a percentage of revenue, selling and general and administrative expenses for the three month period ended September 30, 2006 decreased from 66.8% to 63.7% when compared to the 2005 period. As a percentage of revenue, selling and general and administrative expenses for the nine month period ended September 30, 2006 decreased from 67.2% to 62.6% when compared to the 2005 period. This improvement reflects improved economies of scale and operating leverage of the Company’s growth. Depreciation and amortization expense increased $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2006, respectively, when compared to the same period of 2005. This increase is associated with the increase in fixed and intangible assets, including the added depreciable and amortizable assets from the two Florida agency acquisitions in January 2006.
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
The Company also granted options to purchase an aggregate of 2,141,315 shares of its common stock under its 2000 Stock Option Plan (the “Plan”) on January 3, 2006, January 9, 2006, January 20, 2006, February 6, 2006, April 1, 2006, April 10, 2006, April 17, 2006, May 1, 2006, May 30, 2006, July 5, 2006, August 2, 2006, August 14, 2006, August 28, 2006 and September 25, 2006. The weighted average exercise price of each option granted is $1.10 per share. The Company relied on the exemption from registration contained in Rule 701 of the Securities Act of 1933. Each recipient was an employee of the Company and each grant made was pursuant to the Plan.
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

Date: November 8, 2006