Form 10KSB
period 2006-12-31
ASSURANCEAMERICA CORP
filed 2007-04-02
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.
Commission File Number: 0-6334
ASSURANCEAMERICA CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0281240

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 Interstate North Pkwy., Suite 600, Atlanta, Georgia	30328

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s telephone number (770) 933-8911

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.01 per share
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The issuer’s revenues for the fiscal year ended December 31, 2006, were $53.7 million.
     The aggregate market value of the voting and non-voting common equity held by persons other than affiliates of the registrant as of March 15, 2007, was $11,880,986, based on a sale price of $0.95 per share.
     There were 56,642,971 shares of the registrant’s common stock outstanding as of March 15, 2007.
Documents Incorporated By Reference
     Parts of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be held on April 26, 2007 are incorporated by reference into Part III of this report.
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
PART I
Item 1. DESCRIPTION OF BUSINESS
History
     AssuranceAmerica Corporation, a Nevada corporation (the “Company”) (formerly Brainworks Ventures, Inc.), is an insurance holding company that was originally incorporated in 1969 under the laws of the state of Utah. AssuranceAmerica Corporation, a Georgia corporation (“AssuranceAmerica Georgia”), began the Company’s current insurance business in 1998 through its subsidiary, TrustWay Insurance Agencies, LLC (“TrustWay”), a Delaware limited liability company, (formerly AssetAmerica Insurance Agencies, LLC). In 1999, the Company formed another subsidiary, AssuranceAmerica Managing General Agency LLC (“MGA”), a Delaware limited liability company, that until 2003 provided all of the underwriting, claims and policyholder service functions for the Georgia nonstandard personal automobile program for Gateway Insurance Company of St. Louis, Missouri. In late 2002, the Company formed its subsidiary AssuranceAmerica Insurance Company (“AAIC”), a property and casualty insurance company, a South Carolina corporation, that focuses on writing nonstandard automobile business. MGA provides all of the underwriting, policyholder administration and claims functions for AAIC.
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
Who We Are
     We are a holding company which, through our wholly-owned insurance company, managing general agency, and retail agency network, underwrites and distributes non-standard personal automobile insurance products to individuals, primarily in the southeastern United States. Non-standard personal automobile insurance is usually provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type, or other factors. These policies generally require higher premiums than standard policies for comparable coverage. We offer products in six states, including Georgia, South Carolina, Florida, Louisiana, Texas and Alabama.
     We began our current insurance business in 1998 through the acquisition of a series of retail insurance agencies located in Florida now known as TrustWay. In 1999, we organized MGA, which initially provided all of the underwriting, claims and policyholder service functions for the Georgia non-standard personal automobile program for an unaffiliated insurance company. In late 2002, we organized AAIC, which began underwriting nonstandard personal automobile policies in April 2003 and currently writes business in Florida, Georgia, Louisiana, South Carolina, Texas and Alabama.
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
     AAIC is a property and casualty insurance company domiciled in South Carolina that focuses on writing nonstandard automobile business in Alabama, Florida, Georgia, Louisiana, South Carolina, and Texas. It is also licensed to underwrite business in Arizona, Mississippi, West Virginia, Pennsylvania, and Arkansas. We expect AAIC to begin writing business in two to four new states each year for the next several years, provided that the underwriting environment remains positive and the capital and surplus of AAIC supports such growth. AAIC reinsures 70% of its gross written premiums to four insurers, three of which are rated A- or better by A.M. Best and one of which is rated B++ by A.M. Best.
     MGA markets AAIC’s policies through more than 1,400 independent insurance agencies in Alabama, Florida, Georgia, Louisiana, South Carolina, and Texas. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurers that in 2006 retained a portion of the non-standard automobile insurance policies produced by MGA in Florida and Texas. MGA receives commissions and other administrative fees from AAIC and the unaffiliated insurance companies based on the amount of gross premiums produced for each respective company. Additionally, MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations.
     TrustWay is comprised of 47 retail insurance agencies with 40 locations in Florida, 2 locations in Alabama and 5 locations in Georgia. TrustWay has been appointed by four to ten (may vary by state or office) unaffiliated insurance carriers and AAIC, and primarily sells non-standard personal automobile insurance and related products and services. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers. Our primary method of advertising for TrustWay is through targeted Yellow Page advertisements.
Our Industry
     Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2005, this market was estimated to be $161.5 billion by Auto Insurance Report. Personal auto insurance provides coverage to drivers for liability to others for both bodily injury and property damage and for physical damage to an insured’s vehicle from collision and other perils. Personal auto insurance is comprised of preferred, standard and non-standard risks. Non-standard insurance is intended for drivers who, due to their driving record, age, vehicle type, payment history or other factors represent a higher than normal risk. As a result, customers that purchase non-standard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.
     While there is no established industry-recognized demarcation between non-standard policies and all other personal auto policies, we believe that non-standard auto risks or specialty auto risks generally constitute approximately 15% of the overall personal automobile insurance market, with the exact percentage fluctuating according to competitive conditions in the market.

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
     Our market has a significant Hispanic component. We have not done any targeted marketing to reach the Hispanic population, but we plan to apply resources toward this in the future. This market demographic is prominent in the southeast and, as of December 31, 2006, represents approximately 20% of our policies in-force.
Wholesale Operations
     Our wholesale operations are divided into four primary functional areas: Claims, Underwriting and Customer Service, Information Technology, and Product Development and Management.
Claims
     Our Claims Division follows a “tough but fair” claims approach. AAIC seeks to pay the claims it owes in a fast, fair manner and strives to have the lowest cycle time for non-contested claims (the period of time from the initial claim report to settlement) in the industry. The non-standard personal automobile insurance market experiences a higher level of fraudulent or inflated claims than the standard or preferred market. Our Claims Division takes a hard stance on the claims AAIC does not owe and works to develop a reputation as a carrier which will aggressively fight such inflated or fraudulent claims. In order to accomplish these objectives, the Claims Division seeks the highest caliber associate, paying above prevailing market rates in order to attract and retain experienced professionals in every area of the Claims Division.
     All claims are assigned to experienced claims personnel and the files are directed immediately to handling adjusters to reduce cycle time. The Claims Division is organized into four units to provide specialized file handling capability.
     We make an effort to keep the file pending levels for our adjusters at below industry standards to reduce errors. All adjuster authority levels are determined based on the experience of the particular adjuster. We have a formalized reserving and audit processes, conduct periodic file audits, conduct a monthly reserve reconciliation process and a complete quarterly review of every pending file.
     The Claims Division is in the process of installing a new web-based claims system which is expected to create gains in productivity by streamlining the claims processes, to provide a competitive advantage by utilizing immediate, real time data for evaluation purposes and allowing the exchange of information with fraud fighting agencies.
Underwriting and Customer Service
     The Underwriting and Customer Service Division services the needs of our agents and insureds. A number of the Customer Services associates are bilingual, and work predominately on a Spanish call line providing service to our Spanish-speaking agents and insureds.
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
     Our primary application is our policy tracking system (PTS), which was designed for the non-standard automobile insurance industry. This software application is an end-to-end, enterprise wide, real-time, web-based policy and claims management system. PTS manages and increases efficiencies among the most critical functions and throughout our entire organization.
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
     PTS is designed to be scalable and is expected to be capable of handling millions of policies. This allows PTS to grow as our business grows. Additional lines of insurance may be added as needed. The agreement with the vendor of this software package allows us access to the source code and the ability to develop enhancements and advance the product to meet business demands and react to changing market conditions.
     We have contracted with Sunguard Availability Services for our disaster recovery services, which include critical applications, voice systems and data recovery.
Retail Operations
     Our entry into the insurance industry in January 1998 was through the acquisition of 33 retail agencies in Florida. We reduced the number of locations over time to 26, and have since acquired several additional insurance agencies. All of the retail operations currently operate under the TrustWay brand or as a division of TrustWay and consist of 47 independent non-standard automobile insurance agencies located in Florida (40), Alabama (2), and Georgia (5).
     TrustWay represents approximately four to ten carriers depending upon state or office.
     We expect to grow the number of agency locations through the opening of additional offices, selected acquisitions, and increasing the average premium volume per location through improved marketing and retention efforts.
Reinsurance
     In the normal course of business, AAIC seeks to reduce its overall risk levels by obtaining reinsurance from reinsurers. Reinsurance contracts do not relieve AAIC from its obligations to policyholders in the event that a reinsurer is unable to make its payments to AAIC. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. AAIC cedes 70% of its gross written premium to four insurers, three of which are rated A- or better by A.M. Best and one of which is rated B++ by A.M. Best.
Reserves
     AAIC establishes reserves for its estimated liability for unpaid losses and loss adjustment expenses on an individual case basis for all reported incidents. The reserve includes amounts for uncollected expenses, anticipated future claim development and losses incurred but not reported (based upon actuarial analysis of historical data). The Claims Department has formalized the initial (and adjustments) reserving process and conducts file audits, monthly reserve reconciliation and a quarterly review of every pending file. Additionally, the reserves for loss and loss adjustment expenses are reviewed semi-annually by a consulting actuarial firm.
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

SUPERVISION AND REGULATION
     Insurance companies are generally subject to regulation and supervision by insurance departments of the jurisdiction in which they are domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium rates and policy forms, establishing reserve requirements, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates.
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
     Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners also has developed a risk-based capital (RBC) program to enable regulators to carry out appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. The RBC program consists of a series of dynamic surplus-related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.
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
     Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws enacted to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some areas adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the U.S. Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.
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
Investments
     The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all of the insurance premium that can be profitably written. The Company’s portfolio is invested primarily in investment-grade fixed-income and equity securities.
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
Employees
     As of December 31, 2006, we had 268 employees, whom we refer to as “associates,” all but six of whom were full-time.
Item 2. DESCRIPTION OF PROPERTY
     The corporate headquarters of the Company are located at RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. The Company currently leases its office space at the RiverEdge One facility under a 12-year lease that commenced on May 1, 2003.
     The Company’s agencies are all located in leased locations throughout Alabama, Florida and Georgia under short to medium term commercial leases. The Company believes these facilities to be sufficient for its current and future needs.
Item 3. LEGAL PROCEEDINGS
     The Company is not a party to any pending legal proceedings other than routine litigation that is incidental to its business.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted for a vote of security holders during the fourth quarter of 2006.

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

	BID PRICES
QUARTER ENDED	HIGH	LOW
2005 Fiscal Year:
March 31, 2005	$0.95	$0.55
June 30, 2005	$0.95	$0.64
September 30, 2005	$1.01	$0.77
December 31, 2005	$1.00	$0.75
2006 Fiscal Year:
March 31, 2006	$1.80	$0.82
June 30, 2006	$1.81	$1.22
September 30, 2006	$1.25	$1.00
December 31, 2006	$1.12	$0.78
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
     At March 2, 2007, there were approximately 775 holders of record of the Company Common Stock.
Equity Compensation Plan Information
     The following table provides information as of December 31, 2006, with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities	Weighted-	Number of securities remaining
	to be issued upon	average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding	plans (excluding securities
Plan Category	warrants and rights	options	reflected in column (a))
Equity compensation plans approved by stockholders(1)	5,347,225	$0.85	1,909,125

Equity compensation plans not approved by stockholders	0	N/A	0

Total	5,347,225	$0.85	1,909,125

(1) Consists of options granted under the Company’s 2000 Stock Option Plan.
Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Financial Condition
     Investments and cash as of December 31, 2006, increased $4.1 million from investments and cash of $17.4 million as of December 31, 2005. The increase was due in part to $7.9 million in cash and income generated through operating activities. The increase was offset by $0.4 million in net investments made in agencies during the first quarter: the purchase of the assets of Tampa No-Fault Insurance Agency on January 16, 2006, and the purchase of The Insurance Center, Inc. on January 27, 2006. The Company issued new promissory notes in connection with these acquisitions in the amount of $2.2 million. The Company’s investments of $13.3 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of December 31, 2006, increased $4.9 million to $18.7 million compared to December 31, 2005. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during 2006. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
     Reinsurance recoverable as of December 31, 2006, increased $7.8 million, to $22.6 million compared to December 31, 2005. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $22.6 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of December 31, 2006, increased $2.8 million to $14.0 million compared to December 31, 2005. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
     Property and equipment, net of depreciation, increased $1.1 million as of December 31, 2006 from December 31, 2005 to $2.5 million. $0.2 million of this increase represents fixed assets acquired in connection with the acquisition of The Insurance Center, Inc. on January 27, 2006. The balance of the increase is attributable to the purchase of computer software and hardware at the Company’s corporate headquarters and furniture and leasehold improvements in both its agencies and corporate headquarters.
     Other receivables as of December 31, 2006 decreased $1.1 million to $0.6 million compared to December 31, 2005. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The change in the TrustWay receivables is directly attributable to the change in direct bill commissions from carriers as we transition more business from an agency bill basis to a direct bill basis. Policies issued under a direct bill basis traditionally have higher renewal rates than policies issued on an agency bill basis. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the state of Florida on behalf of a non-affiliated insurer.
     Intangible assets as of December 31, 2006, increased $3.8 million to $11.1 million from the balance of $7.4 million as of December 31, 2005. This increase is directly related to the Company’s acquisition of two Florida insurance agencies, less amortization of identifiable intangible assets for 2006.
     Prepaid income tax increased $0.7 million compared to the balance as of December 31, 2005. This balance represents estimated tax payments for 2006 in the amount of $0.8 million less current taxes payable of $0.1 million.
     Deferred tax assets increased $2.5 million compared to the balance as of December 31, 2005. This increase primarily represents deferred tax assets recorded in connection with the acquisition of The Insurance Center, Inc. on January 27, 2006 and net operating loss carry forwards available the Company as of January 1, 2006.
     Accounts payable and accrued expenses as of December 31, 2006, increased $0.2 million from December 31, 2005 to $5.0 million. $1.2 million of the balance represents the Company’s liability for premium taxes, a decrease of $0.2 million from December 31, 2005. The majority of the $0.4 million balance of the increase represents commissions payable to the Company agents, accruals for associate performance incentives and other expenses accrued but not paid.
     Unearned premium as of December 31, 2006 increased $4.0 million to $20.6 million from December 31, 2005, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during 2006.
     Unpaid losses and loss adjustment expenses increased $9.8 million to $24.9 million as of December 31, 2006 from $15.1 million at December 31, 2005. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
     Reinsurance payable as of December 31, 2006 increased $6.5 million to $16.7 million, compared to the balance at December 31, 2005. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during 2006.
     Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of December 31, 2006 increased $0.6 million to $2.3 million, compared to the balance at December 31, 2005. The increase is related to increases in AAIC writings.
     Notes payable as of December 31, 2006, increased approximately $0.2 million compared to December 31, 2005. The change results from new notes issued totaling $2.2 million in connection with two agency acquisitions made during the first quarter of 2006 less payments of $2.0 million applied toward interest and principal balances payable on promissory notes, less interest accrued in the current period, to the Company’s Chairman, CEO, owner of a Georgia agency acquired in 2004, and owners of Florida agencies acquired in 2006.
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
Liquidity and Capital Resources
     Net cash provided by operating activities for the year ended December 31, 2006, was $7.9 million compared to net cash provided by operating activities of $2.8 million for the same period of 2005.
     Investing activities for the year ended December 31, 2006 consisted of the purchase of leasehold improvements and property and equipment in the amount of $1.5 million in our headquarters and in TrustWay; the purchase of two Florida agencies during the first quarter and $4.6 million in purchases of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the year ended December 31, 2006 included the issuance of common stock resulting in additional capital of $0.4 million. Debt repayments for the year ended December 31, 2006 were $2.0 million and the Company issued new promissory notes in connection with the acquisition of two agencies in an amount totaling $2.2 million.
     The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman, its Chief Executive Officer, and a division President of the Company and issuance of its Series A Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman, its Chief Executive Officer and a Senior Vice President of the Company. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first nine months of 2005, the Company issued 840,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $4.2 million. The Series A Convertible Stock pays a semi-annual dividend of $0.20 per share. During the fourth quarter of 2005, the Company issued 669,821 shares of its Common Stock for an aggregate consideration of $435,000. During the first quarter of 2006, the Company issued 600,000 shares of its Common Stock for an aggregate consideration of $390,000. On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.
     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of December 31, 2006, AAIC’s Capital and Surplus was $9.8 million.
Results of Operations
     The Company reported net income of $4.3 million for the year ended December 31, 2006 compared to net income of $1.8 million for the year ended December 31, 2005. The Company reported basic earnings per common share of $0.080 for the year ended December 31, 2006 compared to $0.036 for the year ended December 31, 2005. Fully diluted earnings per common share for the year ended December 31, 2006 was $0.068 compared to $0.036 for the year ended December 31, 2005. 2006 results include a income tax benefit of $2.0 million. No tax provisions or benefits were recorded in the comparable 2005 period. Pre-tax earnings increased $0.4 million for period ended December 31, 2006 compared to the comparable 2005 period.
     Contributing factors towards the Company’s 2006 improved results include increases in earned premium in AAIC and related increases in fee income; and increases in commission and fee income in the MGA and TrustWay. Increased loss and loss adjustment expenses (“Loss Ratio”) in AAIC, from 69.1% in 2005 to 73.5% in 2006 partially offset these increases in revenues. Fee income improvements in the MGA reflect fees associated with increased premium production in AAIC in the states of Georgia, Florida, South Carolina, Texas and Alabama and fees associated with entry in to the state of Florida through an unaffiliated insurance company. Commission and fee income improvements in TrustWay are representative of increases in organic Agency production as well as the added commission income streams from the two Florida agency acquisitions in January 2006.
Revenues
Premiums
     Gross premiums written for the year ended December 31, 2006 were $69.1 million. In the comparable period for 2005, AAIC recorded $50.5 million in gross premiums written. 2006 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $68.8 million, plus $0.3 million of premiums associated with the insurance risk transferred to AAIC by an unaffiliated insurance company pursuant to a reinsurance contract, “assumed premiums written.” AAIC recorded assumed premiums written of $0.2 million in the year ended December 31, 2005. The majority of our growth occurred in Florida, where AAIC began writing policies in 2006. Entry into Florida accounted for $9.4 million of the increase, or 61%, during 2006 over the comparable 2005 period. Georgia, the state from which we receive the majority of our premiums, which represented 61% of our direct business, accounted for $4.8 million of the $18.5 million increase. Entry into the state of Alabama during 2005 accounted for $5.2 million of the year-over-year increase in direct premiums written in AAIC. Alabama now represents 11% of total premiums written. Direct premiums written in South Carolina decreased 10% in 2006 from the prior year reflecting increased competition in the state. Policies inforce increased 2% from December 31, 2005 to December 31, 2006. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the year ended December 31, 2006, was $47.0 million.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $20.9 million for the year ended December 31, 2006 and compares to $13.4 million for the year ended December 31, 2005.
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
     Commission income, as a result of business produced in both TrustWay and the MGA, for the year ended December 31, 2006 increased $5.4 million compared to the same period ended December 31, 2005. The increase in TrustWay’s commission income for the 2006 period over the comparable 2005 period includes the added commission income streams from the two Florida agency acquisitions in January 2006. AAIC pays MGA commission on the 30% of premium which AAIC retains and is subsequently eliminated upon consolidation. The amount eliminated was $5.4 million for the year ended December 31, 2006.
     Managing general agent fees for the period ended December 31, 2006 were $9.3 million an increase of $3.4 million, when compared to the same period of 2005. Increases in the number of policies sold are the largest contributing factor.
     Other fee income decreased $0.1 million for the twelve month period ended December 31, 2006 from the prior year. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income increased to $0.7 million period ended December 31, 2006 from $0.2 million in the comparable 2005 period. This is primarily a result of an increase in average invested assets. During 2005 we contributed $3.1 million of proceeds from the sale of Preferred Stock and Common Stock to AAIC. The proceeds from these capital contributions, coupled with the cash flows from our insurance operations resulted in the significant increase in average invested assets.

Expenses
Insurance Loss and Loss Adjustment Expenses
     Insurance losses and loss adjustment expenses include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Insurance losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. We perform a rolling quarterly actuarial analysis each month and establish or adjust (for prior accident quarters) reserves, based upon our estimate of the ultimate incurred losses and loss adjustment expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. Each month our estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter, by state and by major coverage grouping (e.g., bodily injury, physical damage) and changes in estimates are reflected in the period the additional information becomes known.
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the year ended December 31, 2006, was $35.7 million.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $15.3 million for the period ended December 31, 2006. As a percentage of earned premiums, this amount increased for the period ended December 31, 2006, from 69.1% to 73.5%, when compared with the same period in 2005. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The increase in the year-over-year loss ratio reflects losses on earned premiums on policies issued during the second half of 2005 and first quarter of 2006, which were more competitively priced products when compared to premiums earned on policies issued during the first half of 2005.
Other Expenses
     Other operating expenses, including selling and general and administrative increased $8.7 million for the year ended December 31, 2006 when compared to the same period of 2005. These increases are associated, in part, with the growth of AAIC and related operations. AAIC and MGA experience proportionate increases in selling costs as the premiums written increase. TrustWay’s increased costs reflect the operating expenses of the agencies acquired in January 2006. As a percentage of revenue, selling and general and administrative expenses for the twelve month period ended December 31, 2006 decreased from 65.6% to 61.6% when compared to the 2005 period. This improvement reflects improved economies of scale and operating leverage of the Company’s growth. Depreciation and amortization expense increased $0.4 million for the year ended December 31, 2006 when compared to the same period of 2005. This increase is associated with the increase in fixed and intangible assets, including the added depreciable and amortizable assets from the two Florida agency acquisitions in January 2006.
Income Tax Expense (Benefit)
     The provision for income taxes for the year ended December 31, 2006 consists of federal and state income taxes at the Company’s effective tax rate. The Company’s tax expense was $(2.0) million for the period ended December 31, 2006, representing an effective tax rate of negative 74%. The negative tax rate primarily results from a reversal of prior year valuation allowances on net operating loss carry-forwards and additional recognition of deferred tax assets realized in connection with the acquisition of The Insurance Center, Inc. subsequent to the acquisition. The recognition of these additional deferred tax assets, including the reversal of the valuation allowance were recorded in the fourth quarter of 2006. No income tax expense was recognized for the comparable 2005 period, as the Company was able to fully offset income tax expense with benefits from net operating loss carry-forwards from 2004 and prior. A 100% valuation allowance was established for all deferred tax assets as of December 31, 2005.
Off-Balance Sheet Arrangements
     The Company did not have any off-balance sheet arrangements during the year ended December 31, 2006.
Item 7. FINANCIAL STATEMENTS
     The Company’s consolidated financial statements (see “Index to Financial Statements”) for the fiscal year ended December 31, 2006, together with the notes, have been audited by the independent registered public accounting firm of Porter Keadle Moore, LLP, whose opinion is included in this Report beginning at page F-1. The Company’s consolidated financial statements (see “Index to Financial Statements”) for the fiscal year ended December 31, 2005, together with the notes, have been audited by the independent accounting firm of Miller Ray Houser & Stewart, LLP.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     During the fiscal year ended December 31, 2006, there was no disagreement with the Company’s accountants on any matter of accounting principles or practices or financial statement disclosure required to be disclosed pursuant to Item 304 of Regulation S-B.

     The Company, with the recommendation and approval of the Audit Committee of the Board of Directors, engaged the firm of Porter Keadle Moore, LLP to be the principal accountant to audit the registrant’s financial statements effective November 30, 2006. During the two most recent fiscal years ended December 31, 2005 and 2004 and during the interim period through November 30, 2006, the Company did not consult with Porter Keadle Moore, LLP, regarding any of the matters described in Item 304(a)(2) of Regulation S-B.
     The engagement of Miller Ray Houser & Stewart, LLP as the principal accountant to audit the registrant’s financial statements was discontinued on November 30, 2006. Miller Ray Houser & Stewart, LLP’s reports on the financial statements of the Company for each of the years ended December 31, 2005 and 2004 did not contain an adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
     The decision to change the auditing firm was recommended and approved by the Audit Committee of the Board of Directors of the Company. Since Miller Ray Houser & Stewart, LLP, was retained to be the principal accountant to audit the registrant’s financial statements and specifically during each of the years ended December 31, 2005 and 2004 and the interim period through November 30, 2006, there were no disagreements with Miller Ray Houser & Stewart, LLP, whether or not resolved, on any matter described in Item 304(a)(1)(iv) of Regulation S-B.
     The Company provided Miller Ray Houser & Stewart, LLP with a copy of the disclosures in the preceding paragraphs. Miller Ray Houser & Stewart, LLP issued a letter to the Securities and Exchange Commission dated December 19, 2006, stating its agreement with these statements.
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
Item 8B. OTHER INFORMATION
     None
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     Except for information regarding executive officers, all information required to be disclosed in Item 9 is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 (“Proxy Statement”).
Executive Officers
          The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Positions Held
Guy W. Millner	71	Chairman

Lawrence (Bud) Stumbaugh	66	President and Chief Executive Officer

Renee A. Pinczes	44	Chief Financial Officer and Senior Vice President

Mark H. Hain	57	Senior Vice President, General Counsel and Secretary

Joseph J. Skruck	42	President, AssuranceAmerica Managing General Agency, LLC (a subsidiary of the Company)

Name	Age	Positions Held
Courtney M. Wright	51	President, TrustWay Insurance Agencies, LLC (a subsidiary of the Company)

James C. Cook	42	President of TrustWay Partners Program

Elise Quadrozzi	46	Senior Vice President — Claims and Underwriting

David Anthony	47	Vice President — Information Technology

Scott Nelson	39	Regional Vice President — Product Development

Tony Pepsoski	39	Regional Vice President — Product Development
Biographies of Executive Officers
     Guy W. Millner has served as the Chairman of the Board since June 2003. Mr. Millner served as Chairman of AA Holdings, LLC, the predecessor of AssuranceAmerica Corporation, a Georgia corporation, from 1999 to 2003. From 1961 to 1999, Mr. Millner served as Chairman of Norrell Corporation, a leading provider of staffing and outsourcing solutions.
     Lawrence (Bud) Stumbaugh has served as the President and Chief Executive Officer and as a member of the Board of Directors since June 2003. He served as President and Chief Executive Officer of AA Holdings, LLC from 1998 to 2003. Prior to joining AA Holdings, LLC, Mr. Stumbaugh was President and Chief Executive Officer of Lawmark International Corporation.
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
     Mark H. Hain has served as Senior Vice President, General Counsel and Secretary since August 2005. Prior to joining the Company, Mr. Hain was in the private practice of law for two years and was General Counsel for Computer Jobs.com, Inc. for two years. He served as Senior Vice President and General Counsel for Norrell Corporation form 1988 to 1999, and as General Counsel for American First Corporation, C.L. Frates & Co, Inc. and the Oklahoma Insurance Department prior to 1998.
     Joseph J. (Joe) Skruck, CPCU has served as the President and Chief Operating Officer of AssuranceAmerica Managing General Agency, LLC, an insurance subsidiary of the Company since January 2002. He served as Senior Vice-President of Sun States Insurance Group from 1998 through 2001.
     Courtney M Wright has served as the President of TrustWay since November 2006. Mrs. Wright served as Senior Vice President of Sales of the Company from August 2006 to November 2006. Mrs. Wright joined the Company following a 26-year career in sales and management with AllState Insurance Company.
     James C. (Jim) Cook is the President of TrustWay Partners Program of the Company and is responsible for acquisitions for the TrustWay Agency Group. Mr. Cook served as President of TrustWay from August 2004 to November 2005. Prior to joining the Company in 2004, he was President and Founder of Insurance Market, an agency formed in 1995, and acquired by TrustWay in July 2004.
     Elise A. Quadrozzi, CPCU, AIC, joined the Company in 2003 and serves as Senior Vice President of Claims and Underwriting for the Company. She has an insurance career spanning over 21 years. She has held several senior level management positions, most recently as Director of Accident Management with AKZO Nobel Coatings Inc. from 2001 until she joined the Company.
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
     Tony Pepsoski is the Regional Vice President of Product Development for the Company. Prior to joining the company in April 2006, Tony was a Senior Product Manager at The Hartford, managing personal auto and homeowner products. Prior to The Hartford, he managed products for several states for Windsor Insurance Company, a leading writer of non-standard auto insurance.

Item 10. EXECUTIVE COMPENSATION
     All information required to be disclosed in Item 10 is incorporated by reference from the section entitled “Executive Compensation” in the Company’s Proxy Statement.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     All information required to be disclosed in Item 11 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     All information required to be disclosed in Item 12 is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.
Item 13. EXHIBITS
(A) EXHIBITS

2.1	Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AA Holdings Acquisition Sub, Inc., AA Holdings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 16, 2003).

2.2	Asset Purchase Agreement by and between Trustway Insurance Agencies, LLC, AssuranceAmerica Corporation, Thomas-Cook Holding Company and James C. Cook (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).

3.1	Amended And Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 9, 2003).

3.3	By-Laws of the Company (incorporated by reference to the Company’s Form 10 filed on May 30, 1972).

3.4	Amendment to the Company’s By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).

3.5	Amendment to the Company’s By-Laws adopted June 26, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003).

3.6	Amendment to the Company’s By-Laws adopted June 15, 2004 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004).

4.1	Certificate of Designations Establishing the Powers, Preferences, limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

4.2	Amendment to Certificate of Designations Establishing the Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005).

4.3	Amended and Restated Trust Agreement dated December 22, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 27, 2005).

4.4	Junior Subordinated Indenture dated December 22, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 27, 2005).

10.1	Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on October 20, 2000).

10.2	Amendment to the Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Appendix 3 to the Company’s Definitive Proxy Statement filed on April 11, 2006).

10.3	Promissory Note assumed by the Company to Guy W. Millner dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.4	Promissory Note assumed by the Company to Lawrence Stumbaugh dated January 3, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.5	Promissory Note assumed by the Company to Guy W. Millner dated August 31, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.6	Employment Agreement between Agencies and James C. Cook dated July 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2003).

10.7	Executive Employment Agreement between AssuranceAmerica General Agency, LLC and Joseph J. Skruck (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 8, 2006).

10.8	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2005).

10.9	Amendment to Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2005).

10.10	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2005).

10.11	Description of Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended June 30, 2005).

10.12	Guarantee Agreement dated December 22, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2005).

10.13	Executive Employment Agreement between Sercap Holdings, LLC and Lawrence Stumbaugh effective July 10, 2002 and assumed by the Company effective April 1, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10KSB for the year ending December 31, 2005).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Transition Report on Form 10-KSB for the transition period from April 1, 2003 to December 31, 2003).

16.1	Letter on change in certifying accountant as required by Item 304(a)(3) (incorporated by reference to Exhibit 16.2 to the Company’s Form 8-K/A filed on December 20, 2006)

21.1	List of Subsidiaries

23.1	Consent of Independent Public Accountants

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     All information required to be disclosed in Item 14 is incorporated by reference from the Company’s Proxy Statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: ASSURANCEAMERICA CORPORATION
Date: March 30, 2007	By:	/s/ Lawrence Stumbaugh
Lawrence Stumbaugh, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Lawrence Stumbaugh Lawrence Stumbaugh	Chief Executive Officer and Director (Principal Executive Officer)	Date: March 30, 2007

/s/ Renée A. Pinczes Renée A. Pinczes	Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 30, 2007

/s/ Guy W. Millner Guy W. Millner	Chairman of the Board of Directors	Date March 30, 2007

/s/ Donald Ratajczak Donald Ratajczak	Director	Date: March 30, 2007

/s/ Quill O. Healey Quill O. Healey	Director	Date: March 30, 2007

/s/ John E. Cay , III John E. Cay, III	Director	Date: March 30, 2007

/s/ Kaaren J. Street Kaaren J. Street	Director	Date: March 30, 2007

/s/ Sam Zamarripa Sam Zamarripa	Director	Date: March 30, 2007

/s/ John Ray John Ray	Director	Date: March 30, 2007

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Board of Directors
AssuranceAmerica Corporation
We have audited the consolidated balance sheet of AssuranceAmerica Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of AssuranceAmerica Corporation for the year ended December 31, 2005 were audited by other auditors whose report, dated March 8, 2006, expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Porter Keadle Moore, LLP Atlanta, Georgia
March 28, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AssuranceAmerica Corporation
We have audited the accompanying consolidated balance sheet of AssuranceAmerica Corporation (a Nevada corporation) and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Miller Ray Houser & Stewart LLP
Atlanta, Georgia
March 8, 2006

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
Assets
Cash and cash equivalents	$8,185,539	$8,668,827
Short term investments	619,843	120,000
Long term investments	10,446,830	8,419,835
Marketable equity securities	2,055,983	—
Other securities	155,000	155,000
Investment income due and accrued	117,363	81,150
Receivable from insureds	18,707,773	13,821,477
Reinsurance recoverable (including $5,130,845 and $4,213,187 on paid losses)	22,563,990	14,790,099
Prepaid reinsurance premiums	14,012,481	11,211,270
Deferred acquisition costs	800,125	798,539
Property and equipment (net of accumulated depreciation of $2,136,512 and $1,606,200)	2,481,660	1,400,667
Other receivables	585,999	1,674,184
Prepaid expenses	273,733	161,415
Intangibles (net of accumulated amortization of $1,824,334 and $1,398,244)	11,114,882	7,359,850
Security deposits	74,140	75,072
Prepaid income tax	668,677	—
Deferred tax assets	2,506,503	—
Other assets	374,365	378,758

Total assets	$95,744,886	$69,116,143

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$5,039,900	$4,802,223
Unearned premium	20,614,781	16,574,473
Unpaid losses and loss adjustment expenses	24,904,492	15,109,874
Reinsurance payable	16,744,406	10,238,081
Provisional commission reserve	2,319,540	1,704,379
Debt, related party	5,797,122	5,568,535
Junior subordinated debentures payable	4,961,852	4,955,185
Capital lease obligations	265,670	220,155

Total liabilities	80,647,763	59,172,905

Commitments and contingencies

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000 and 80,000,000, outstanding 56,072,971 and 51,167,321)	560,730	511,673
Preferred stock, .01 par value (authorized 5,000,000, outstanding 840,000 and 1,266,000; liquidation preference $4,200,000 and $6,330,000)	8,400	12,660
Surplus-paid in	16,426,292	15,678,015
Accumulated deficit	(1,948,711)	(6,259,110)
Accumulated other comprehensive income:
Net unrealized appreciation on investment securities, net of taxes	50,412	—

Total stockholders’ equity	15,097,123	9,943,238

Total liabilities and stockholders’ equity	$95,744,886	$69,116,143

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2006	2005
Revenue:
Gross premiums written	$69,108,965	$50,519,371
Ceded premiums written	(47,016,892)	(34,300,556)

Net premiums written	22,092,073	16,218,815
Increase in unearned premiums, net of prepaid reinsurance premiums	(1,239,097)	(2,821,844)

Net premiums earned	20,852,976	13,396,971
Commission income	22,232,993	16,844,593
Managing general agent fees	9,249,488	5,881,026
Net investment income	727,969	253,765
Net investment gains on securities	24,445	—
Other fee income	634,971	739,129

Total revenue	53,722,842	37,115,484
Expenses:
Losses and loss adjustment expenses	15,318,922	9,255,625
Selling, general, and administrative	33,091,167	24,347,233
Stock option expense	429,351	—
Depreciation and amortization expense	1,030,165	612,160
Interest expense	1,141,368	570,873

Total operating expenses	51,010,973	34,785,891

Income before provision for income tax expense	2,711,869	2,329,593
Income tax provision (benefit)	(2,019,730)	—

Net income	4,731,599	2,329,593
Dividends on preferred stock	421,200	506,400

Net income attributable to common stockholders	$4,310,399	$1,823,193

Earnings per common share
Basic	0.080	0.036
Diluted	0.075	0.036
Weighted average shares outstanding-basic	53,609,956	50,247,505
Weighted average shares outstanding-diluted	63,480,814	64,038,643
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2006 and 2005

					Accumulated
					Change in Other
					Comprehensive
	Common	Preferred		Accumulated	Income, Net of
	Stock	Stock	Paid in Capital	Deficit	Taxes	Total
Balance, December 31, 2004	$465,771	$4,260	$8,872,943	$(8,082,303)	$—	$1,260,671
Stock issued	45,902	8,400	6,866,778	—	—	6,921,080
Stock issuance expenses	—	—	(61,706)	—	—	(61,706)
Preferred dividends paid	—	—	—	(506,400)	—	(506,400)
Net income	—	—	—	2,329,593	—	2,329,593

Balance, December 31, 2005	511,673	12,660	15,678,015	(6,259,110)	—	9,943,238
Stock issued	6,457	—	398,516	—	—	404,973
Stock issuance expenses	—	—	(41,250)	—	—	(41,250)
Conversion of preferred to common stock	42,600	(4,260)	(38,340)	—	—	—
Stock option expense	—	—	429,351	—	—	429,351
Change in value of available-for-sale securities, net of taxes	—	—	—	—	50,412	50,412
Preferred dividends paid	—	—	—	(421,200)	—	(421,200)
Net income	—	—	—	4,731,599	—	4,731,599

Balance, December 31, 2006	$560,730	$8,400	$16,426,292	$(1,948,711)	$50,412	$15,097,123

Share Activity
(in thousands of shares)
	2006	2005
Common stock
Issued
At beginning of year	51,167	46,577
Issued	646	4,590
Converted from preferred stock	4,260	—

At end of year	56,073	51,167

Common shares outstanding at end of year	56,073	51,167

Preferred stock
Issued
At beginning of year	1,266	426
Issued	—	840
Converted to preferred stock	(426)	—

At end of year	840	1,266

Preferred shares outstanding at end of year	840	1,266
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,

	2006	2005
Net income	$4,731,599	$2,329,593
Other comprehensive income (loss):
Unrealized appreciation of investments	80,659
Deferred income tax benefit (expense) on above changes	(30,247)

Other comprehensive income (loss)	50,412	—

Comprehensive income	$4,782,011	$2,329,593

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$4,731,599	$2,329,593
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of agency acquisitions:
Depreciation and amortization	1,036,832	612,345
Stock-based compensation	429,351	—
Loss on disposal of property and equipment	18,602	47,453
Deferred tax assets	(2,183,791)	—
Changes in assets and liabilities, net of effect of agency acquisitions:
Receivables	(3,367,517)	(10,048,361)
Prepaid expenses and other assets	(77,439)	(473,827)
Unearned premiums	4,040,308	8,741,284
Unpaid loss and loss adjustment expenses	9,794,618	4,454,249
Ceded reinsurance payable	6,506,325	5,301,148
Reinsurance recoverable	(7,773,891)	(4,246,324)
Prepaid reinsurance premiums	(2,801,211)	(5,919,440)
Accounts payable and accrued expenses	(2,424,942)	1,897,584
Prepaid income taxes	(668,677)	—
Deferred acquisition costs	(1,586)	(573,697)
Provisional commission reserve	615,161	643,496

Net cash provided by operating activities, net of effect of agency acquisitions	7,873,742	2,765,503

Cash flows from investing activities, net of effect of agency acquisitions:
Purchases of property and equipment, net	(1,490,247)	(675,261)
Purchase of investments and accrued investment income	(4,538,375)	(7,775,443)
Cash paid for acquisition of agencies, net of cash acquired	(361,700)	—

Net cash used by investing activities, net of effect of agency acquisitions	(6,390,322)	(8,450,704)

Cash flows from financing activities, net of effect of agency acquisitions:
Repayments of notes payable	(1,954,746)	(1,807,744)
Proceeds from debentures issuance, net	—	4,955,000
Preferred dividends paid	(421,200)	(506,400)
Proceeds from capital lease obligations	108,739	—
Repayments of capital lease obligations	(63,224)	(45,390)
Stock issued	363,723	4,699,374

Net cash provided by financing activities, net of effect of agency acquisitions	(1,966,708)	7,294,840

Net (decrease) increase in cash and cash equivalents	(483,288)	1,609,639
Cash and cash equivalents, beginning of period	8,668,827	7,059,188

Cash and cash equivalents, end of period	$8,185,539	$8,668,827

     See note 14 for supplemental cash flow information.
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(1)	Description of Business
AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company whose business is comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”) and TrustWay Insurance Agencies, LLC (“TrustWay”), each wholly-owned. The Company solicits and underwrites nonstandard private passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.
(2)	Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying consolidated financial statements include the accounts and operations of the Company. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could impact the amounts reported and the actual results could differ from these estimates.
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

Goodwill represents the amount by which the cost of acquired net assets exceeds their related fair value. Other intangible assets include the costs of specifically identifiable intangible assets, primarily customer renewal lists. In accordance with Statement of Financial Accounting Standards No. 142, the carrying value of goodwill and other intangible assets is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense.
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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of equity securities and long-term bonds purchased are adjusted to reflect the current market value. The carrying amounts of the Company’s capital lease obligations approximate fair value because these obligations are based upon management’s best estimates of interest rates that would be available for similar debt obligations as of December 31, 2006 and December 31, 2005. The carrying value of the junior subordinated debentures approximates the fair value because the interest rate adjusts quarterly.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: Furniture and fixtures – 5 to 7 years; equipment – 3 to 5 years; software currently in service – 3 to 5 years; leasehold improvements – over the remaining life of the lease, including options. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $604,076 and $412,312 for the twelve months ended December 31, 2006 and 2005, respectively.

A summary of property and equipment is as follows:

	December 31, 2006	December 31, 2005
Furniture and equipment	$1,337,210	$886,837
Computer equipment	1,457,834	1,097,942
Computer software	769,488	477,524
Leasehold improvements	1,053,640	544,564
Less: accumulated depreciation	(2,136,512)	(1,606,200)

	$2,481,660	$1,400,667

Amortization of Intangible Assets

Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The non-competition agreements are amortized on a straight-line basis varying from 2 1/2 years to 5 years. Amortization expense was $426,088 and $199,848 for the twelve months ended December 31, 2006 and 2005, respectively.

Intangible assets include the following:

	December 31, 2006	December 31, 2005
Goodwill	$8,763,566	$6,388,094
Non-compete clause	760,000	760,000
Renewal list	3,195,650	1,390,000
Restrictive covenants	220,000	220,000

	12,939,216	8,758,094
Less accumulated amortization	(1,824,334)	(1,398,244)

	$11,114,882	$7,359,850

        The estimated aggregate amortization expense for each of the succeeding five fiscal years is:

2007	$432,851
2008	$424,703
2009	$377,851
2010	$349,351
2011	$308,564

Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2006 or December 31, 2005.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $1,189,397 and $790,789, respectively.

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based payment” (“SFAS 123R”). The provisions of SFAS 123R require companies to expense in their financial statements the estimated fair value of awarded stock options after the effective date. The Company adopted this statement using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and disclose the pro forma effects on net income had the fair value of these options been expensed. The disclosure provisions required by SFAS 123R are provided in Note 8.

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

The Company has entered into a tax allocation agreement with AAIC. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC and the Company. The tax sharing agreement between the Company and its affiliates provides for the federal tax liability to be apportioned among the members of the affiliated group in accordance with the ratio that the portion of the consolidated taxable income, attributable to each member of the group having taxable income bears to the total consolidated taxable income. TrustWay and MGA are not tax paying entities for federal income tax purposes and their results are consolidated with the Company’s in the tax allocation calculation. AAIC only pays federal income tax.

(3)	Investments

All of the Company’s equity and long-term investment securities have been classified as available-for-sale because all of the Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates and asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders’ equity, net of related deferred income taxes.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized gains for the twelve months ended December 31, 2006 and 2005 were $80,659 and $0, respectively.

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

At December 31, 2006, long-term investments carried at market value of $1,895,550 and short term investments of approximately $619,843 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments follows as of:

	December 31, 2006	December 31, 2005
Short term bank certificates of deposit	$120,000	$120,000
U.S. Treasury securities and obligations of U.S. government corporations and agencies	5,273,037	6,300,740
Obligations of states and political subdivisions	4,110,076	528,916
Corporate debt securities	1,563,560	1,590,179
Marketable equity securities	2,055,983	—

Total	$13,122,656	$8,539,835

The amortized cost, fair value and gross unrealized gain or loss of debt securities available-for-sale at December 31, 2006, by contractual maturity, is shown below:

		Gross	Gross
Years to Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Within one year	$499,843	$—	$—	$499,843

One to five years	2,841,229	—	15,575	2,825,654
Five to ten years	661,463	8,633	646	669,450

Over ten years	6,920,401	61,377	30,052	6,951,726

Total	$10,922,936	$70,010	$46,273	$10,946,673

The amortized cost, fair value and gross unrealized gain or loss of securities available-for-sale at December 31, 2006, by security type, is shown below:

		Gross	Gross
Security type	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,295,497	$—	$22,460	$5,273,037

Obligations of states and political subdivisions	4,045,076	70,010	5,010	4,110,076
Corporate debt securities	1,582,363	—	18,803	1,563,560
Marketable equity securities	1,999,061	70,611	13,689	2,055,983

Total	$12,921,997	$140,621	$59,962	$13,002,656

As of December 31, 2006, the Company has determined that all of the unrealized losses in the table above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There were no securities with unrealized losses of greater than 10% of book value.

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	December 31, 2006	December 31, 2005
Case basis	$3,510,978	$1,784,824
IBNR	3,960,369	2,748,138

Total	$7,471,347	$4,532,962

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2006	2005
Balance at January 1	$15,109,874	$10,655,625
Less reinsurance recoverables on unpaid losses	10,576,912	7,458,937

Net balance at January 1	4,532,962	3,196,688
Add Losses and LAE incurred, net, related to:
Current year	15,159,788	9,669,325
Prior years	159,134	(412,184)

Net Losses and LAE incurred in the current year	15,318,922	9,257,141

	2006	2005
Deduct Losses and LAE paid, net, related to:
Current year	9,437,032	5,880,003
Prior years	2,943,505	2,040,864

Net claim payments in the current year	12,380,537	7,920,867

Net balance at December 31	7,471,347	4,532,962
Plus reinsurance recoverables on unpaid losses	17,433,145	10,576,912

Balance at December 31	$24,904,492	$15,109,874

The majority of the Company’s net claim payments related to accidents occurring in the current accident year. As a result of changes in estimates of insured events in prior years, the claims and claim adjustment expenses incurred (net of reinsurance recoveries of $35,689,738 and $21,562,293 in 2006 and 2005, respectively) increased by $0.2 million in 2006 reflecting higher than anticipated losses.

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

The impact of reinsurance on the statements of operations for the period ended December 31 is as follows:

	2006	2005
Premiums written:
Direct	$68,825,601	$50,309,013
Assumed	283,364	210,358
Ceded	47,016,892	34,300,556

Net	$22,092,073	$16,218,815
Premiums earned:
Direct	$64,768,234	$41,699,701
Assumed	300,423	78,386
Ceded	44,215,681	28,381,116

Net	$20,852,976	$13,396,971
Losses and loss adjustment expenses incurred:
Direct	$51,008,247	$30,811,072
Assumed	413	6,846
Ceded	35,689,738	21,562,293

Net	$15,318,922	$9,255,625
The impact of reinsurance on the balance sheets as of December 31 is as follows:

Unpaid losses and loss adjustment expense:
Direct	$24,904,492	$15,109,874
Assumed	—	—
Ceded	17,433,145	10,576,912

Net	$7,471,347	$4,532,962
Unearned premiums:
Direct	$20,499,867	$16,442,501
Assumed	114,914	131,972
Ceded	14,012,481	11,211,270

Net	$6,602,300	$5,363,203
The Company received $12,224,440 in commissions on premiums ceded during 2006. Had all of the Company’s reinsurance agreements been cancelled at December 31, 2006, the Company would have returned $3,643,245 in reinsurance commissions to its reinsurers and its reinsurers would have returned $14,012,481 in unearned premiums to the Company.

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

The total liability for excess provisional commissions received as of December 31, 2006 by policy year is:

Policy Year	Amount
2003	$60,556
2004	2,012
2005	916,845
2006	1,340,127

Total	$2,319,540

(6)	Long-Term Debt

Notes Payable, Related Party

The Company has various notes payable to related parties totaling to $3,946,789 at December 31, 2006. This Notes Payable debt consists primarily of unsecured promissory notes payable to its Chairman and its Chief Executive Officer. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of the holders, and without giving notice or paying additional consideration. As a result of the acquisition of a Georgia insurance agency in 2004, the Company also has an unsecured promissory note payable to a Division President of the Company. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal installments beginning August 2005. There is one remaining principal payment on this promissory note as of December 31, 2006.

Other Notes Payable

As a result of the acquisitions of two Florida insurance agencies in 2006, the Company also has unsecured promissory notes payable to the former owners. The first promissory note, executed in connection with the acquisition of The Insurance Center, Inc. effective January 1, 2006, carries an interest rate of 8%. This note provides for the payment of interest in quarterly installments beginning April 1, 2006 and the repayment of principal in one installment on July 1, 2008. Amounts due under this note, as of December 31, 2006, total $1,567,000. The second promissory note, executed in connection with the acquisition of the assets of Tampa No-Fault Insurance Agency, Inc. effective January 16, 2006, carries an interest rate of 8%. The note provides for the payment of interest in quarterly installments beginning on March 31, 2006 and the repayment of principal in two equal installments on January 16, 2007 and January 16, 2008. Amounts due under this note, as of December 31, 2006 total $283,333.

Junior Subordinated Debentures

On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate Capital Securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate Common Securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Debentures bear interest at a floating rate of three-month LIBOR plus 5.75%, reset quarterly. The Debentures and Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures. The Company has guaranteed the obligations of the Trust.

Scheduled Maturities
     The aggregate annual maturities of payments due on debt outstanding as of December 31 are as follows:

Amount
2007	$1,596,549
2008	2,728,111
2009	1,000,000
2010	472,463
2011 and after	4,961,851

Total	$10,758,974

(7)	Income Taxes
The provision for federal and state income taxes for the years ended are as follows:

	December 31,
	2006	2005
Current	$164,061	$—
Reversal of prior year valuation allowance	(2,266,000)	—
Deferred	82,209	—

Total provision for income taxes	$(2,019,730)	$—

     The provision for income taxes in the accompanying consolidated statements of operations differed from the statutory rate of 34% as follows:

2006
Income before income taxes	$2,711,869

Income tax expense at statutory rate	$922,035
Tax effect of:
Tax exempt interest income	(31,395)
Utilization of net operating loss carry-forwards	(482,460)
Reversal of prior year valuation allowance	(2,266,000)
State taxes, net of federal tax benefit	22,328
Other, net	(184,238)

Total income tax expense	$(2,019,730)

     The balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

	2006	2005
Deferred income tax assets:
Discounting of loss reserves	$188,000	$105,000
Federal operating loss carry-forward	1,051,000	738,000
Amortization of intangibles	781,000	1,181,000
Unearned premium reserves	495,000	402,000
Unearned commission reserves	220,000	253,000
Stock options	161,000	—

Gross deferred tax assets	2,896,000	2,679,000
Less valuation allowance	—	(2,266,000)

Gross deferred tax assets net of valuation allowance	2,896,000	413,000

Deferred income tax liabilities:
Deferred acquisition costs	300,000	299,000
Depreciation	59,000	114,000
Unrealized gains on securities available for sale	30,000	—

Gross deferred tax liabilities	389,000	413,000

Net deferred tax assets	$2,507,000	$—

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists.

Through December 31, 2005, the Company had established a valuation allowance for its net deferred tax assets due to the uncertainty regarding the realization of these deferred income tax assets. This valuation allowance was reversed in 2006 as the Company determined that the Company will be able to generate sufficient future taxable income during the periods in which the temporary differences are deductible.

The Company has loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between the year 2015 and December 31, 2025. The loss carry-forwards at January 1, 2006 were approximately $4,351,000. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003, and on January 1, 2006 for carry-forwards related to the acquisition of The Insurance Center, Inc.. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2017	$173,992
Expires 2022	1,008,921
Expires 2023	387,855
Expires 2024	397,621
Expires 2025	2,382,143

$4,350,532

(8)	Capital Stock

Preferred Stock

During 2005, the Company issued 840,000 shares of its series A convertible preferred stock for an aggregate consideration of $4,200,000. The series A convertible stock pays a cumulative semi-annual dividend of $0.20 per share. Each outstanding share of preferred stock is convertible into ten shares of common stock automatically two years from the date of issuance, or at any time prior to such automatic conversion at the Holder’s request, and has the voting rights of 10 common shares. The outstanding preferred stock will automatically convert, if not converted sooner, at various times during 2007 with the last automatic conversion scheduled for May 24, 2007. During 2006, 426,000 shares of preferred stock converted to 4,260,000 shares of common stock.

Common Stock

During the fourth quarter of 2005, the Company issued 669,231 shares of common stock, $0.01 par value, through a private placement. During the first quarter of 2006, the Company issued 600,000 shares of common stock, $0.01 par value, through a private placement. During 2006, 426,000 shares of preferred stock converted to 4,260,000 shares of common stock.

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

	2006	2005
Expected volatility	111% - 119%	120% - 168%
Weighted average volatility	112%	144%
Risk-free interest rate	1.90% - 2.40%	1.00% - 2.00%
Expected term (in years)	5.0	5.0
A summary of all stock option activity during 2006 follows:

	2006		2005
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	4,215,628	$0.97	3,302,918	$1.45
Add (deduct):
Granted	2,431,315	$1.10	2,394,050	$0.81
Exercised	(45,650)	$0.33	(192,000)	$0.25
Forfeited	(1,014,150)	$0.86	(720,340)	$0.59
Expired	(239,918)	$5.56	(569,000)	$3.78

End of year	5,347,225	$0.85	4,215,628	$0.97
Exercisable, end of year	1,394,782	$0.76	929,018	$2.12
The weighted-average grant date fair value of options granted during the twelve months ended December 31, 2006 and December 31, 2005, using the Black-Scholes-Merton option-pricing model, was $0.6817 and $0.5203, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2006 and December 31, 2005 was $60,091 and $97,320, respectively.

Total compensation cost for share-based payment arrangements recognized for the twelve month period ended December 31, 2006 was $429,351. SFAS 123R is effective for periods beginning after December 15, 2005. Accordingly, no provision was recorded in the financial statements for the twelve month period ended December 31, 2005.

As of December 31, 2006, the total compensation cost, related to nonvested awards not yet recognized in the financial statements is $2,230,778. The Company expects to recognize the compensation cost over the weighted-average contractual term of 3.8 years.

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

	For the twelve months ended December 31,
	2006	2005
Net income attributed to common stockholders, as reported	$4,310,399	$1,823,193

Compensation effect, net of tax effect	(4,856)	(335,960)

Pro forma net income	$4,305,543	$1,487,233

Basic and diluted net income attributable to common stockholders
As reported — Basic	0.080	0.036
Pro forma — Basic	0.080	0.030
As reported — Diluted	0.075	0.036
Pro forma — Diluted	0.074	0.031

The following fully vested stock options and stock options expected to vest were outstanding or exercisable as of December 31, 2006:

	Options Outstanding	Options Exercisable
Number of shares	5,347,225	1,394,782

Weighted average exercise price	$0.85	$0.76
Aggregate intrinsic value	$907,045	$457,047
Weighted average remaining contractual term	3.45 years	2.54 years
The following stock options were outstanding or exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number of	Exercise
Prices	of Shares	Life	Price	Shares	Price

< $1.00	3,995,725	3.13 years	$0.62	1,314,782	$0.49
$1.00 < $3.00	1,271,500	4.63 years	$1.30	—	—
$3.00 < $4.00	—	—	—	—	—
$4.00 < $5.00	—	—	—	—	—
$5.00 < $6.50	80,000	0.51 years	$5.25	80,000	$5.25

	5,347,225	3.45 years	$0.85	1,394,782	$0.76
(9)	Risk

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

(II) CREDIT RISK – the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers with an A.M. Best rating of “A-“ or better, and by providing for any amounts deemed uncollectible. As of December 31, 2006, there were no amounts deemed uncollectible.

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

Concentration of Risk

The Company operates in Alabama, Florida, Georgia, Louisiana, South Carolina and Texas and is dependent upon the economies in those states. Automobiles insured through AAIC are principally in Alabama, Florida, Georgia, Louisiana, South Carolina and Texas. Premium increases generally must be approved by state insurance commissioners.

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

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At December 31, 2006, AAIC’s capital and surplus was approximately $9.8 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio. At December 31, 2006, AAIC was in compliance with this requirement.

Under the South Carolina Insurance Code, AAIC must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent (10%) of policyholder surplus or net income, minus realized capital gains, whichever is greater.

The Company is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers which show signs of weak or deteriorating condition and are evaluated on at least an annual basis at the end of each year. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. As of December 31, 2006, based upon calculations using the appropriate NAIC formula, AAIC’s total adjusted capital is in excess of ratios which would require any form of corrective actions on our part or action on the part of the regulators.

The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2006, AAIC had three IRIS ratios outside the usual range. The majority of the results outside of the usual range were attributable to increases in net premium written and surplus. We do not expect any regulatory action as a result of these results outside of the usual range.

(10)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases primarily for office space and certain equipment. These leases are classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Year Ending
December 31,	Amount
2007	$1,414,158
2008	1,125,375
2009	859,872
2010	655,933
2011	599,923
Thereafter	2,126,461

$6,781,722

Rent expense totaled $1,423,911 and $1,000,012 for 2006 and 2005, respectively.

In 2006, the Company paid to a third party a license fee of $8,400 per month for the use of their software. The agreement is subject to a 5% annual increase and is renewable at the option of the Company.

Capital Leases

The Company’s property under capital leases, which is included in property and equipment is summarized as follows:

Property and equipment	$415,263
Less: accumulated depreciation	(138,368)

$276,895

Amortization of leased assets is included in depreciation expense.

Future minimum lease payments under capital leases at December 31, 2006 are as follows:

Year Ending
December 31,	Amount
2007	$104,633
2008	104,633
2009	84,311

293,577
Less amount representing interest	27,907

Present value of future minimum lease payments	$265,670

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

On January 18, 2005, the Company acquired Cannon Insurance Agency, Inc. and E&S Insurance Services, Inc. (the “Seller”) pursuant to an Asset Purchase Agreement (the “Agreement”) with TrustWay, the Seller and Steve Speir. The Company acquired the Seller as part of management’s strategy to increase its agency operation through acquisitions. Pursuant to the Agreement, as consideration for the purchased assets, the Company issued to the Seller an aggregate of 3,600,000 shares of the Company’s common stock. For purposes of the acquisition, management valued the common stock at $0.60 per share based upon the fair market value of the Company’s shares as of the closing date. As part of the total purchase price, the Company assigned $730,000 to the purchased book of business amortized over a ten-year period. The Company assigned $150,000 to a noncompete covenant amortized over a five-year period. The Company assigned $1,280,000 to goodwill which is being valued in accordance with FAS 142.

On January 16, 2006 TrustWay purchased all of the assets of Tampa No-Fault Insurance Agency, Inc. (“TNF”) pursuant to the terms of an Asset Purchase Agreement (the “APA”) by and between the Company, TrustWay, Tampa No-Fault Insurance Agency, Inc., Mario A. Suarez, Mary Suarez, and Mario C. Suarez. TNF is an insurance agency selling primarily nonstandard automobile insurance in Tampa, Florida. The purchase price was $425,000 payable one-third in cash at the closing and the delivery of a promissory note for the remainder payable in two equal annual payments of principal with quarterly interest payments at 8%. Each principal also agreed to a three-year restrictive covenants prohibiting them from competing with the TNF, soliciting its customers, or hiring its employees. As part of the total purchase price, the Company assigned $155,650 to the purchased book of business amortized over a ten-year period. The Company assigned $269,350 to goodwill which is being valued in accordance with FAS 142.

On January 27, 2006, the Company acquired The Insurance Center, Inc. (“TIC”), doing business as Apple Insurance Mall, a 16-office insurance agency selling primarily nonstandard automobile insurance in southern Florida. The acquisition was effected by the merger of a subsidiary of the Company and TIC with TIC being the survivor pursuant to the terms of an Agreement and Plan of Merger by and among the Company, AAC Merger Corporation I, The Insurance Center, Inc., and Shareholders Representative dated January 27, 2006 (“Merger Agreement”). The total consideration paid for all shares of TIC was $3,900,000 subject to adjustment upward or downward on a dollar for dollar basis for every dollar that the tangible net worth of TIC as defined in the Merger Agreement is greater or less than one dollar as of December 31, 2005. Based upon an estimated tangible net worth as of December 31, 2005, the estimated merger price was $3,161,931. The consideration was paid by the delivery of $1,115,744 cash to an escrow agent, the payment of certain liabilities of TIC, and the delivery of the Company’s promissory note for $1,900,000 with principal due on July 1, 2008 and quarterly interest payments at 8%; the principal of the note is subject to setoff in accordance with the terms of the Merger Agreement. The final calculation of the merger consideration, based on an evaluation of the final tangible net worth, was $2,828,536. Immediately following the merger described above, TIC was merged into a subsidiary of TrustWay with the subsidiary of TrustWay being the survivor. As part of the total purchase price, the Company assigned $1,650,000 to the purchased book of business amortized over a ten-year period. The Company assigned $2,106,122 to goodwill which is being valued in accordance with FAS 142.

(12)	Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the years ended December 31, 2006 and 2005, because their inclusion would be anti-dilutive are as follows:

	2006	2005
Warrants	80,000	145,000
Stock options	2,799,725	3,462,000

	2,879,725	3,607,000

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the years ended December 31, 2006 and 2005 are as follows:

		Average Shares	Per share
	Net Income	Outstanding	Amount
For the year ended December 31, 2006:
Net income - basic	$4,310,399	53,609,956	0.080

Effect of common shares issued upon conversion of preferred	421,200	8,400,000
Effect of dilutive stock warrants and options	—	1,470,858

Net income - diluted	$4,731,599	63,480,814	0.075

For the year ended December 31, 2005:
Net income - basic	$1,823,193	50,247,505	0.036

Effect of common shares issued upon conversion of preferred	506,400	12,660,000
Effect of dilutive stock warrants and options	—	1,131,138

Net income - diluted	$2,329,593	64,038,643	0.036

(13)	Related Party Transactions

In the past, our Chairman, Mr. Millner, and our Chief Executive Officer, Mr. Stumbaugh have loaned us approximately $6.2 million and $0.3 million, respectively. We incurred interest on the Promissory Note to our Chairman, Mr. Millner, of $328,538 in 2006 and $437,827 in 2005. Additional payments of $759,791 and $1,347,561 for accrued and unpaid interest were made to Mr. Millner in 2006 and 2005, respectively. We also made principal payments to Mr. Millner in the amount of $397,059 and $0 in 2006 and 2005, respectively. We incurred interest on the Promissory Note to Mr. Stumbaugh of $13,894 in 2006 and $24,241 in 2005. We made payments of accrued and unpaid interest on the Promissory Note to Mr. Stumbaugh, our Chief Executive Officer, of $13,894 and $48,346 in 2006 and 2005, respectively. We also made principal payments to Mr. Stumbaugh in the amount of $100,728 and $78,006 in 2006 and 2005, respectively. Outstanding amounts under the Promissory Notes held by Messrs. Millner and Stumbaugh accrue interest at an annual rate of 8%. The Note to Mr. Stumbaugh requires annual principal payments of $100,000 beginning December, 2004; however, the December 2004 payment was deferred until 2005. The Notes to Mr. Millner require annual principal payments of the greater of $500,000 or 25% of Free Cash Flow (net income after tax plus non cash items minus working capital) on each of two notes beginning in December, 2004; the December 2004 payment was deferred until 2005. The Promissory Notes are not secured by any of our assets.

In July 2004, we purchased substantially all of the assets of Thomas-Cook Holding Company (“TCHC”), which was controlled by James C. Cook, a division President of the Company. Pursuant to the Agreement, as consideration, for the purchased assets, we paid TCHC $462,000 in cash, issued TCHC a Promissory Note in the amount of $1,078,000, and issued TCHC 1,320,000 shares of our common stock. The principal amount of the Promissory Note is payable in three equal installments on each of August 1, 2005, August 1, 2006 and August 1, 2007. Outstanding amounts under the Promissory Note accrue interest at an annual rate of 8%. We are required to make payments of accrued and unpaid interest on outstanding amounts under the Promissory Note on a quarterly basis. We incurred $48,085 and $77,355 of interest on this Promissory Note in 2006 and 2005, respectively. We made a principal payment in the amount of $359,333 and $359,333 in 2006 and 2005, respectively.

AAIC and MGA are party to a Management Agreement. Under the agreement, AAIC will appoint MGA as its managing general agent in the states where it is licensed to do business. Under the terms of the agreement, MGA provides all of the marketing, underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC. As compensation for its services, MGA receives the amount of ceding commission AAIC receives from its reinsurers. MGA also pays AAIC a fronting fee. Additionally, MGA receives various fees related to insurance transactions associated with these policies that vary according to state insurance laws and regulations.

TrustWay is comprised of 45 retail insurance agencies with 40 locations in Florida and 5 locations in Georgia. TrustWay has been appointed by AAIC to sell non-standard personal automobile insurance. TrustWay receives commissions from MGA and various fees from insureds associated with the sale of these policies.

The Company provides executive management services, including finance, audit and legal, to MGA and TrustWay. The Company charges a management fee to these subsidiaries in exchange for these services.

The Company has entered into a tax allocation agreement with AAIC. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision was computed separately for AAIC and the Company. The tax sharing agreement between the Company and its affiliates provides for the tax liability to be apportioned among the members of the affiliated group in accordance with the ratio that the portion of the consolidated taxable income, attributable to each member of the group having taxable income bears to the total consolidated taxable income.

(14)	Supplemental Cash Flow Information

	2006	2005
Cash paid during the year:
Interest	$1,121,691	$607,327
Income Taxes	832,738	—
The Company recorded net unrealized gains on investment securities during 2006 in the amount of $50,412, net of taxes. No unrealized gains or losses on investment securities were recorded in 2005.

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

In June 2006 the Financial Accounting standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and must be adopted by the Company no later than January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Company has taken or expects to take in its returns. Management will be required to evaluate every open tax position that exists in every jurisdiction on the date of initial adoption.

In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

(16)	Selected Unaudited Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
Revenue	$15,376,950	$12,986,923	$13,127,204	$12,231,765
Income from operations	1,198,153	512,474	851,735	149,523
Net income attributable to common shareholders	669,971	237,169	699,307	2,703,968	*
Diluted net earnings per share attributable to common shareholders	0.010	0.004	0.011	0.041	*
2005
Revenue	$7,806,950	$8,144,062	$9,915,267	$11,249,205
Income from operations	744,710	324,207	771,811	488,865
Net income attributable to common shareholders	698,110	117,607	645,211	362,265
Diluted net earnings per share attributable to common shareholders	0.013	0.002	0.010	0.004

*	The Company recorded a tax adjustment during the fourth quarter of 2006 of approximately $2.5 million in tax benefits. This adjustment recognized previously unrecognized deferred tax assets.
(17)	Subsequent Events

Effective January 1, 2007, TW Partners Agencies of Alabama, Inc. (“TWPAA”), a newly formed subsidiary of TrustWay Insurance Agencies, LLC, purchased all of the assets and assumed certain liabilities of Frontline Insurance Group, LLC (“FIG”), an Alabama LLC, which was controlled by Jim Bohanan, pursuant to the terms of an Asset Purchase Agreement. FIG is an insurance agency selling primarily automobile insurance in Montgomery and Troy, Alabama. The purchase price was $414,440, subject to certain adjustments plus 20% of the outstanding stock of TWPAA, payable 72% in cash at closing, the delivery of a promissory note for the remainder payable in two equal annual payments of principal with quarterly interest payment at 8%, and the delivery of certain shares of the Common Stock of TWPAA. The principal also agreed to a five-year restrictive covenant prohibiting him from soliciting customers, or hiring its employees.

(18)	Reclassification

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentations.

(19)	Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Florida, Louisiana, South Carolina and Texas.

MGA markets AAIC’s policies through more than 1,400 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for an unaffiliated insurer that in 2005 retained the non-standard automobile insurance policies produced by MGA in Florida. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 45 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

2006
Revenues
External customer	22,477	9,641	21,600	5		53,723
Intersegment	5,391	2,502	2,409	2,186	(12,488)	—
Income
Segment pretax income(loss)	2,394	(1,433)	2,979	(1,228)		2,712
Assets
Segment assets	5,262	11,153	75,294	24,670	(20,634)	95,745

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

2005
Revenues
External customer	15,697	7,768	13,650			37,115
Intersegment	3,795	1,765	630	1,736	(7,926)	—
Income
Segment pretax income(loss)	400	350	1,597	(17)		2,330
Assets
Segment assets	3,463	8,550	55,498	18,966	(17,361)	69,116