Form 10-Q
period 2007-03-31
ASSURANCEAMERICA CORP
filed 2007-05-15
CIK 8497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934
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
     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     There were 61,402,971 shares of the Registrant’s $.01 par value Common Stock outstanding as of May 1, 2007, and 324,000 shares of the Registrant’s $.01 par value Series A Convertible Preferred Stock (“Preferred Stock”) outstanding as of May 1, 2007.

ASSURANCEAMERICA CORPORATION
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$4,413,853	$8,185,539
Short-term investments	126,013	619,843
Long-term investments, available for sale at fair value	15,122,892	10,446,830
Marketable equity securities	2,086,278	2,055,983
Other securities	155,000	155,000
Investment income due and accrued	188,083	117,363
Receivable from insureds	26,143,609	18,707,773
Reinsurance recoverable (including $7,956,888 and $5,130,845 on paid losses)	26,950,095	22,563,990
Prepaid reinsurance premiums	20,217,416	14,012,481
Deferred acquisition costs	1,256,031	800,125
Property and equipment (net of accumulated depreciation of $2,356,022 and $2,136,512)	2,482,864	2,481,660
Other receivables	2,706,241	585,999
Prepaid expenses	719,603	273,733
Intangibles (net of accumulated amortization of $1,934,581 and $1,824,334)	11,420,272	11,114,882
Security deposits	79,216	74,140
Prepaid income tax	209,464	668,677
Deferred tax assets	2,469,967	2,506,503
Other assets	371,131	374,365

Total assets	$117,118,028	$95,744,886

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$5,769,361	$5,039,900
Unearned premium	29,853,803	20,614,781
Unpaid losses and loss adjustment expenses	27,148,611	24,904,492
Reinsurance payable	24,714,214	16,744,406
Provisional commission reserve	2,812,444	2,319,540
Debt, related party	5,638,040	5,797,122
Junior subordinated debentures payable	4,963,519	4,961,852
Capital lease obligations	244,566	265,670

Total liabilities	101,144,558	80,647,763

Minority interest	6,012	—

Commitments and contingencies

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000, outstanding 56,642,971 and 56,072,971)	566,429	560,730
Preferred stock, .01 par value (authorized 5,000,000, outstanding 800,000 and 840,000; liquidation preference $4,000,000 and $4,200,000)	8,000	8,400
Surplus-paid in	16,659,444	16,426,292
Accumulated deficit	(1,309,584)	(1,948,711)
Accumulated other comprehensive income:
Net unrealized appreciation on investment securities, net of taxes	43,169	50,412

Total stockholders’ equity	15,967,458	15,097,123

Total liabilities and stockholders’ equity	$117,118,028	$95,744,886

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	Three Months
	2007	2006

Revenue:
Gross premiums written	$26,505,097	$19,460,734
Gross premiums ceded	(17,923,795)	(13,165,429)

Net premiums written	8,581,302	6,295,305
Increase in unearned premiums, net of prepaid reinsurance premiums	(3,034,087)	(1,188,445)

Net premiums earned	5,547,215	5,106,860
Commission income	6,724,565	7,367,806
Managing general agent fees	2,574,961	2,546,505
Net investment income	180,650	151,015
Net investment gains on securities	1,797	—
Other fee income	138,616	204,764

Total revenue	15,167,804	15,376,950

Expenses:
Losses and loss adjustment expenses	4,105,632	3,978,178
Selling, general and administrative expenses	9,190,827	9,628,477
Stock option expense	126,352	70,400
Depreciation and amortization expense	329,757	217,084
Interest expense	262,979	284,658

Total operating expenses	14,015,547	14,178,797

Income before provision for income tax expense	1,152,257	1,198,153
Income tax provision	507,121	401,582

Net income before minority interest	645,136	796,571
Minority interest	6,012	—

Net income	639,124	796,571
Dividends on preferred stock	—	126,600

Net income attributable to common stockholders	$639,124	$669,971

Earnings per common share
Basic	0.011	0.013
Diluted	0.010	0.012
Weighted average shares outstanding-basic	56,286,971	51,647,321
Weighted average shares outstanding-diluted	65,697,312	66,100,226
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Net income	$639,124	$669,971

Other comprehensive income (loss):
Change in unrealized appreciation (depreciation) of investments arising during the period	(11,588)	(32,272)
Deferred income tax benefit (expense) on above changes	4,345	12,102

Other comprehensive income (loss)	(7,243)	(20,170)

Comprehensive income	$631,881	$649,801

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$639,124	$796,571
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of agency acquisitions:
Net investment gains on securities	(1,797)	—
Minority interests	6,012	—
Depreciation and amortization	331,424	218,751
Stock-based compensation	126,352	70,400
Deferred tax provision	40,883	401,582

Changes in assets and liabilities:
Investment income due and accrued	(70,720)	(45,563)
Receivables	(9,556,078)	(5,314,162)
Prepaid expenses and other assets	(447,710)	(72,851)
Unearned premiums	9,239,022	3,533,791
Unpaid loss and loss adjustment expenses	2,244,119	3,869,713
Ceded reinsurance payable	7,969,808	1,769,965
Reinsurance recoverable	(4,386,105)	(3,125,743)
Prepaid reinsurance premiums	(6,204,935)	(2,345,346)
Accounts payable and accrued expenses	728,223	(1,063,901)
Prepaid income taxes	459,213	—
Deferred acquisition costs	(455,906)	91,144
Provisional commission reserve	492,904	362,049

Net cash provided (used) by operating activities, net of effect of agency acquisitions	1,153,833	(853,600)

Cash flows from investing activities, net of effect of agency acquisitions:
Purchases of property and equipment, net	(220,714)	(314,969)
Proceeds from sales, call and maturities of investments	272,287	24,245
Purchases of investments	(4,494,606)	(992,355)
Cash paid for acquisition of agencies, net of cash acquired	(300,000)	(554,741)

Net cash used by investing activities, net of effect of agency acquisitions	(4,743,033)	(1,837,820)

Cash flows from financing activities, net of effect of agency acquisitions:
Repayments of notes payable	(273,482)	(315,542)
Repayments on capital lease obligation	(21,104)	(11,894)
Stock issued	112,100	348,750

Net cash (used) provided by financing activities, net of effect of agency acquisitions:	(182,486)	21,314

Net decrease in cash and cash equivalents	(3,771,686)	(2,670,106)
Cash and cash equivalents, beginning of period	8,185,539	8,668,827

Cash and cash equivalents, end of period	$4,413,853	$5,998,721

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
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

(2)	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, please refer to our audited consolidated financial statements appearing in the Form 10-KSB for the year ended December 31, 2006.

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2006 as filed with the Securities and Exchange Commission in the 2006 Form 10-KSB.

Current-Year Adoption of Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation required us to develop a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additional information regarding the adoption of FIN No. 48 is included in Note 5 to these Consolidated Financial Statements.

(3)	Losses and Loss Adjustment Expenses

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	March 31, 2007	December 31, 2006
Case basis	$3,754,178	$3,510,978
IBNR	4,401,226	3,960,369

Total	$8,155,404	$7,471,347

(4)	Reinsurance

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

The impact of reinsurance on the statements of operations for the period ended March 31 is as follows:

	2007	2006
Premiums written:
Direct	$26,151,772	$19,289,626
Assumed	353,325	171,108
Ceded	17,923,795	13,165,429

Net	$8,581,302	$6,295,305
Premiums earned:
Direct	$17,141,155	$15,858,513
Assumed	124,920	68,430
Ceded	11,718,860	10,820,083

Net	$5,547,215	$5,106,860
Losses and loss adjustment expenses incurred:
Direct	$13,607,443	$13,286,350
Assumed	13,206	—
Ceded	9,515,017	9,308,172

Net	$4,105,632	$3,978,178
The impact of reinsurance on the balance sheets as of March 31 is as follows:

	March 31, 2007	December 31, 2006
Unpaid losses and loss adjustment expense:
Direct	$27,145,611	$24,904,492
Assumed	3,000	—
Ceded	18,993,207	17,433,145

Net	$8,155,404	$7,471,347
Unearned premiums:
Direct	$29,510,484	$20,499,867
Assumed	343,319	114,914
Ceded	20,217,416	14,012,481

Net	$9,636,387	$6,602,300
The Company received $4,660,187 in commissions on premiums ceded during the three month period ended March 31, 2007. Had all of the Company’s reinsurance agreements been cancelled at March 31, 2007, the Company would have returned $5,256,528 in reinsurance commissions to its reinsurers and its reinsurers would have returned $20,217,416 in unearned premiums to the Company.

(5)	Income Taxes

The provision for federal and state income taxes for the periods ended March 31 are as follows:

	March 31,
	2007	2006
Current	$466,238	$433,487
Deferred	40,883	(31,905)

Total provision for income taxes	$507,121	$401,582

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company must determine whether it is more-likely-then-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority. A tax position that meets the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. The cumulative effect of applying FIN 48 would have been reported as an adjustment in the opening balance of retained earnings at January 1, 2007. We have determined the impact of adopting FIN 48 to be immaterial.

The Company classifies interest on income tax related balances as interest expense and classifies tax related penalties as operating expense. To date, the Company has not incurred any tax related interest or penalties.

(6)	Capital Stock

Preferred Stock

The series A convertible stock pays a cumulative semi-annual dividend of $0.20 per share. Each outstanding share of preferred stock is convertible into ten shares of common stock automatically two years from the date of issuance, or at any time prior to such automatic conversion at the Holder’s request, and has the voting rights of 10 common shares. The outstanding preferred stock will automatically convert, if not converted sooner, at various times during 2007 with the last automatic conversion scheduled for May 24, 2007. During the first three months of 2007, 40,000 shares of preferred stock converted to 400,000 shares of common stock.

Common Stock

During the first three months of 2006, the Company issued 600,000 shares of common stock, $0.01 par value, through a private placement. During the first three months of 2007, 40,000 shares of preferred stock converted to 400,000 shares of common stock.

Stock-Based Compensation

The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 and March 31, 2006, using the Black-Scholes-Merton option-pricing model, was $0.8633 and $0.7093, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $39,000. No options were exercised during the three month period ended March 31, 2006.

Total compensation cost for share-based payment arrangements recognized for the three month period ended March 31, 2007 and March 31, 2006 was $126,352 and $70,400, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	March 31, 2007	March 31, 2006
Expected volatility	107% - 120%	117% - 119%
Weighted average volatility	108%	118%
Risk-free interest rate	2.00% - 2.50%	1.90% - 2.00%
Expected term (in years)	5.0	5.0

A summary of all stock option activity during the three months ending March 31 follows:

	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	5,347,225	$0.85	4,215,628	$0.97
Add (deduct):
Granted	330,000	$1.06	1,132,315	$0.86
Exercised	(50,000)	$0.25	—	—
Forfeited	(416,750)	$0.78	(239,500)	$0.85
Expired	—	—	(8,000)	$5.50

March 31	5,210,475	$0.87	5,100,443	$0.95
Exercisable, March 31	1,445,195	$0.74	1,033,818	$1.89
(7)	Commitments and Contingencies

Contractual Commitments

The Company leases office space for its corporate headquarters in Atlanta, Georgia under a 12-year lease that commenced on May 1, 2003. The Company leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The Company also leases office equipment for use in its various locations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities. The Company also a software license agreement with terms greater than one year.

The Company also has contractual commitments in association with long-term debt owed to current and former owners of the Company and in connection with a Junior Subordinated Debentures issued in December 2005. Please refer to Note 6 of the Notes to Consolidated Financial Statements, as December 31, 2006 for additional information about the long term debt arrangements.

Minimum amounts due under the Company’s noncancelable commitments at March 31, 2007 are as follows:

	Long-Term Debt	Operating Lease	Capital Lease
Payments due by period	Obligations	Obligations	Obligations	Total

Less than 1 year	$1,791,377	$1,391,147	$104,632	$3,287,156
1-3 years	3,846,663	2,541,059	162,786	6,550,508
4-5 years	—	1,226,576		1,226,576
More than 5 years	4,963,519	1,352,797	—	6,316,316

Total	$10,601,559	$6,511,579	267,418	17,380,556

Less amount representing interest			(22,852)	(22,852)

Present value of minimum lease payments			$244,566	$17,357,704

Defined Contribution Plan

The Company’s employees participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2007, the Company elected to match 25% of employee contributions up to 4% of gross earnings. Matching contributions during the first three months of 2007 totaled $9,138. The Company did not make contributions in 2006. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(8)	Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the three month periods ended March 31, 2007 and 2006, because their inclusion would be anti-dilutive, are as follows:

	2007	2006
Warrants	—	141,918
Stock options	1,806,400	170,000

	1,806,400	311,918

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2007 and 2006 are as follows:

		Average Shares	Per Share
	Net Income	Outstanding	Amount
For the three months ended March 31, 2007:
Net income — basic	$639,124	56,286,971	0.011

Effect of common shares issued upon conversion of preferred	—	8,000,000
Effect of dilutive stock warrants and options	—	1,410,341

Net income — diluted	$639,124	65,697,312	0.010

For the three months ended March 31, 2006:
Net income — basic	$669,971	51,647,321	0.013

Effect of common shares issued upon conversion of preferred	126,600	12,660,000
Effect of dilutive stock warrants and options	—	1,792,905

Net income — diluted	$796,571	66,100,226	0.012

(9)	Supplemental Cash Flow Information

	2007	2006
Cash paid during the three months ended March 31:
Interest	$262,979	$284,658
Income taxes	7,025	64,250
The Company recorded net unrealized gains on investment securities during 2007 in the amount of $43,169, net of taxes and unrealized losses on investment securities in the amount of $20,170, net of taxes, for the three month period ended March 31, 2006.

On January 16, 2006 the Company purchased the assets of Tampa No-Fault Insurance Agency, Inc. As part of the purchase agreement, the Company issued a note payable in the amount of $283,333.

On January 27, 2006, the Company acquired The Insurance Center, Inc. As part of the purchase agreement, the Company issued a note payable in the amount of $1,900,000.

On January 3, 2007, the Company purchased the assets of Frontline Insurance Group, LLC. As part of the purchase agreement, the Company issued a note payable in the amount of $114,400.

(10)	Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply SFAS No. 157, Fair Value Measurements. The Company expects to adopt this standard beginning January 1, 2008. The financial statement impact is being evaluated, however, it is not expected to be material to the Company’s financial position, results of operations or disclosures.

(11)	Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Florida, Louisiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,500 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for an unaffiliated insurer that in 2005 retained the non-standard automobile insurance policies produced by MGA in Florida. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 47 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST QUARTER 2007
Revenues
External customer	7,532	1,906	5,730			15,168
Intersegment	2,031	1,532	916	743	(5,222)	—
Income
Segment pretax income(loss)	331	143	865	(187)		1,152
Assets
Segment assets	7,730	12,020	95,986	24,716	(23,334)	117,118

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST QUARTER 2006
Revenues
External customer	7,278	2,842	5,252	5		15,377
Intersegment	1,567	906	675	546	(3,694)	—
Income
Segment pretax income(loss)	980	266	221	(269)		1,198
Assets
Segment assets	5,211	15,098	63,891	21,461	(22,083)	83,578
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition
     Investments and cash as of March 31, 2007, increased $0.5 million from investments and cash of $21.6 million as of December 31, 2006. The increase was due in part to $1.2 million in cash and income generated through operating activities. The increase was offset by $0.3 million used to purchase the assets of Frontline Insurance Group, LLC on January 3, 2007. The Company issued new promissory notes in connection with this acquisition in the amount of $0.1 million. The Company’s investments of $17.5 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of March 31, 2007, increased $7.4 million to $26.1 million compared to December 31, 2006. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2007. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

     Reinsurance recoverable as of March 31, 2007, increased $4.4 million, to $27.0 million compared to December 31, 2006. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $27.0 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of March 31, 2007, increased $6.2 million to $20.2 million compared to December 31, 2006. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
     Deferred acquisition costs as of March 31, 2007 increased $0.5 million to $1.3 million compared to December 31, 2006. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Other receivables as of March 31, 2007 increased $2.1 million to $2.7 million compared to December 31, 2006. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The change in the TrustWay receivables is directly attributable to the increase in direct bill commissions from carriers and related increased premium produced during the first quarter of 2007. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the states of Florida and Texas on behalf of a two non-affiliated insurers.
     Intangible assets as of March 31, 2007, increased $0.3 million to $11.4 million from the balance of $11.1 million as of December 31, 2006. This increase is directly related to the Company’s acquisition of the assets of an Alabama insurance agency, less amortization of identifiable intangible assets for the first quarter of 2007.
     Accounts payable and accrued expenses as of March 31, 2007, increased $0.7 million from December 31, 2006 to $5.8 million. $1.9 million of the balance represents the Company’s liability for premium taxes, an increase of $0.7 million from December 31, 2006.
     Unearned premium as of March 31, 2007 increased $9.2 million to $29.9 million from December 31, 2006, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2007.
     Unpaid losses and loss adjustment expenses increased $2.2 million to $27.1 million as of March 31, 2007 from $24.9 million at December 31, 2006. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
     Reinsurance payable as of March 31, 2007 increased $8.0 million to $24.7 million, compared to the balance at December 31, 2006. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2007.
     Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of March 31, 2007 increased $0.5 million to $2.8 million, compared to the balance at December 31, 2006. The increase is related to increases in AAIC writings during the first quarter of 2007.
Liquidity and Capital Resources
     Net cash provided by operating activities for the three months ended March 31, 2007, was $1.2 million compared to net cash used by operating activities of $0.9 million for the same period of 2006.
     Investing activities for the three months ended March 31, 2007 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.2 million in our headquarters and in TrustWay; the purchase of an Alabama agency during the first quarter and $4.2 million in purchases of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the three months ended March 31, 2007 included the issuance of common stock resulting in additional capital of $0.1 million. Debt repayments for the three months ended March 31, 2007 were $0.3 million and the Company issued one promissory notes in connection with the acquisition of an agency in an amount of $0.1 million.
     The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman, its Chief Executive Officer, a former Division President of the Company and a current Division President of the Company and issuance of its Series A Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s

related party debt consists of unsecured promissory notes payable to its Chairman, its Chief Executive Officer, a former Division President of the Company and a current Division President of the Company. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first quarter of 2006, the Company issued 600,000 shares of its Common Stock for an aggregate consideration of $390,000. On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.
     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of March 31, 2007, AAIC’s Capital and Surplus was $10.1 million.
Results of Operations
     The Company reported net income of $0.6 million for the three months ended March 31, 2007 compared to net income of $0.7 million for the three months ended March 31, 2006. The Company reported basic earnings per common share of $0.011 for the three months ended March 31, 2007 compared to $0.013 for the three months ended March 31, 2006. Fully diluted earnings per common share for the three months ended March 31, 2007 was $0.010 compared to $0.012 for the three months ended March 31, 2006.
Revenues
Premiums
     Gross premiums written for the three months ended March 31, 2007 were $26.5 million. In the comparable period for 2005, AAIC recorded $19.5 million in gross premiums written. 2007 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $26.2 million, plus $0.3 million of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to reinsurance contracts, “assumed premiums written.” AAIC recorded assumed premiums written of $0.2 million in the three months ended March 31, 2007. The majority of our growth occurred in Florida, where AAIC began writing policies in 2006. Entry into Florida accounted for $10.4 million of the increase, or 152%, during 2007 over the comparable 2006 period. As of March 31, Florida accounts for 40% of year-to-date direct written premium, surpassing Georgia for the first time in the history of the Company. This is due also, in part to the decline in Georgia premium during the first three months of 2007 from the comparable 2006 period. Planned rate increases during the latter part of 2006 continued to suppress Georgia growth. The decline in Georgia premium for the three months ended March 31, 2007 declined $3.1 million or 23% from the 2006 comparable period. Both Alabama and South Carolina premium declined $0.4 million in response to rate increases and competition during the first quarter of 2007, when compared with the first quarter of 2006. Growth in Louisiana premium of $0.4 million during the first quarter reflects entry into this new state during the fourth quarter of 2006. Policies inforce increased 20% from December 31, 2006 to March 31, 2007. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the three months ended March 31, 2007, was $17.9 million.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each three months, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $5.5 million for the three months ended March 31, 2007 and compares to $5.1 million for the three months ended December 31, 2006.
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
     Commission income, as a result of business produced in both TrustWay and the MGA, for the three months ended March 31, 2007 decreased 8.7% compared to the same period ended March 31, 2006. During the fourth quarter of 2006, TrustWay closed five locations for strategic reasons. Increases in Florida business as noted above stem from both increased production with unaffiliated Florida agencies as well as our own TrustWay locations. Total commission income earned by TrustWay from the production of AAIC for the three month period ended March 31, 2007 totaled $1.5 million. This amount was eliminated from total commission income (revenue) and commission expense. AAIC pays MGA commission on the 30% of premium which AAIC retains and is subsequently eliminated upon consolidation. The amount eliminated was $2.0 million for the three months ended March 31, 2007.
     Managing general agent fees for the period ended March 31, 2007 were $2.6 million, an increase of $0.1 million, when compared to the same period of 2006.
     Other fee income decreased $0.1 million for the three month period ended March 31, 2007 from the comparable period of 2006. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income increased $30,000 to $0.2 million period ended March 31, 2007 from the comparable 2006 period. This is primarily a result of an increase in average invested assets. The improved cash flows from our insurance operations resulted in increases in average invested assets.
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
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three months ended March 31, 2007, was $9.5 million.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $4.1 million for the period ended March 31, 2007. As a percentage of earned premiums, this amount decreased for the period ended March 31, 2007, from 77.9% to 74.0%, when compared with the same period in 2006. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The decrease in the three months-over-three months loss ratio is in part due to planned price increases in certain states in response to previously reported loss increases.
Other Expenses
     Other operating expenses, including selling and general and administrative decreased $0.4 million for the three months ended March 31, 2007 when compared to the same period of 2006. As a percentage of revenue, selling and general and administrative expenses for the twelve month period ended March 31, 2007 decreased from 62.6% to 60.6% when compared to the 2006 period. This improvement reflects improved economies of scale and operating leverage of the Company’s growth. Depreciation and amortization expense increased $0.1 million for the three months ended March 31, 2007 when compared to the same period of 2006. This increase is associated with the increase in fixed and intangible assets, including the added depreciable and amortizable assets from the three agency acquisitions in January 2006 and January 2007.

Income Tax Expense
     The provision for income taxes for the three months ended March 31, 2007 consists of federal and state income taxes at the Company’s effective tax rate. The Company’s tax expense was $0.5 million for the period ended March 31, 2007, representing an effective tax rate of 44.0%. This tax expense compares with $0.4 million for the period ended March 31, 2006, which was an effective tax rate of 33.5%. The tax rate for the three months ended March 31, 2006 included a partial reversal of prior year valuation allowances on net operating loss carry-forwards.
Off-Balance Sheet Arrangements
     The Company did not have any off-balance sheet arrangements during the year ended December 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are primarily exposed to the impact of interest rate changes, changes in market values of investments and to credit risk.
In the normal course of business, we employ established policies and procedures to manage our exposure to changes in interest rates, fluctuations in the fair market value of debt and equity securities and credit risk. We seek to mitigate these risks by various actions described below.
Our cash flows from operations and short-term cash position generally have been more than sufficient to meet our projected obligations for claim payments, which by the nature of the personal automobile insurance business, tend to have an average duration of less than one year. As a result, it has been unnecessary for the Company to employ elaborate market risk management techniques involving complicated asset and liability duration matching or hedging strategies.
Interest Rate Risk
Investments. Our investment portfolio consists primarily of fixed-maturity debt securities, all of which are classified as available for sale. For these securities, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity securities portfolio is subject to interest rate risk where the value of the fixed maturity securities portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity securities portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. More specifically, it is the approximate percentage change in the value of a bond or bond portfolio due to a 100 basis point change in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items. We strive to limit interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities in our portfolio. We do not hedge our exposure to interest rate risk because we have the capacity to, and do, hold fixed-maturity investments to maturity. The effective duration of the portfolio as of March 31, 2007 was 4.43 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by $0.7 million, or 4.6%. Conversely, a 1.0% decline in interest rates would result in approximately $0.6 million, or 3.99%, appreciation in the market value of our fixed income portfolio.
Credit Facility. We also have exposure to market risk for changes in interest rates because we have variable rate debt. The interest rate we pay increases or decreases with the changes in LIBOR. Based on our borrowings under the floating rate credit agreement at March 31, 2007, a 10% increase in market interest rates would increase our annual net interest expense by approximately $27,000. Conversely, a 10% decrease in market interest rates would decrease our annual net interest expense by approximately $27,000.
The graphical depiction of the relationship between the yield on bonds of the same credit quality with different maturities is usually referred to as a yield curve. Because the yield on U.S. Treasury securities is the base rate (or “risk free rate”) from which non-government bond yields are normally benchmarked, the most commonly constructed yield curve is derived from the observation of prices and yields in the Treasury market. An upward sloping curve, where yield rises steadily as maturity increases, is referred to as a normal yield curve.
The following table shows the carrying values of our fixed maturity securities, which are reported at fair value, and our debt, which is reported at amortized cost. The table also presents estimated fair values at adjusted market rates assuming a parallel 100 basis point increase in market interest rates, given the effective duration noted above. The following sensitivity analysis summarizes only the exposure to market interest rate risk:

Estimated
		Carrying Value at	Change in
		Adjusted Market	Value as a
(Dollar amounts in thousands)	Carrying	Rates/Prices	Percentage of
March 31, 2007	Value	Indicated Above	Carrying Value
Fixed maturity securities available-for-sale, at fair value	$15,122.9	$14,432.4	(4.6)%
The discussion above provides only a limited, point-in-time view of the market risk sensitivity of our fixed rate financial instruments. The actual impact of interest rate changes on our fixed maturity securities in particular may differ significantly from those shown, as the analysis assumes a parallel shift in market interest rates. The analysis also does not consider any actions we could take in response to actual and/or anticipated changes in interest rates.
The difference between long-term Treasury yields and short-term Treasury yields are usually referred as the “slope” of the yield curve. If the spread between the long end of the curve, where maturities are high, and the short end of the curve, where maturities are low, narrows, the yield curve is said to be “flattening.” Conversely, if the spread between the long end of the curve and the short end of the curve widens, the yield curve is said to be “steepening.” If the yields on the long end of the curve fall below those of the short end of the curve, the yield curve is said to be “inverted.”
The analysis above assumes a parallel shift in interest rates. However, the curve may also steepen, flatten or become inverted. This type of behavior may affect certain sections of the curve in disproportionate amounts. For example, if short-term Treasury yields rise and the yield curve flattens, fixed maturity instruments with short duration may be impacted to a greater degree than fixed maturity instruments with longer duration. Conversely, if long-term Treasury yields rise and the yield curve steepens, fixed maturity instruments with long duration may be impacted to a greater degree than fixed maturity instruments with shorter duration.
The following summarizes the effective duration distribution of our fixed maturity securities portfolio.

	Duration Ranges
March 31, 2007	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20

Fair value percentage of fixed maturity security portfolio	10.8%	1.2%	60.6%	17.3%	10.1%	0.0%
Equity Price Risk
Investments. The marketable equity securities portfolio of our insurance subsidiary, which is carried on our consolidated balance sheets at estimated fair value, has exposure to price risk, which is the risk of potential loss in estimated fair value resulting from adverse changes in prices. The objective of our insurance subsidiary is to earn competitive relative returns by investing in diverse portfolios of high-quality, liquid securities.
Credit Risk
Investments. The fixed maturity securities portfolio of our insurance subsidiary is subject to credit risk. This risk is the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. All of the debt securities in our portfolio were rated investment grade by the National Association of Insurance Commissioners, or the NAIC, and Standard & Poor’s as of March 31, 2007.
Reinsurance. The Carrier places reinsurance with four major unaffiliated reinsurers. Two of the reinsurers are authorized and two are unauthorized To the extent that a reinsurer may be unable to pay losses for which it is liable to Carrier under the terms of its reinsurance agreement, Carrier remains liable for such losses. The Company attempts to minimize this risk by maintaining reinsurance agreements with financially sound reinsurers. The Company maintains security trust agreements with the two unauthorized reinsurers, whereby all reinsurance receivables are pre-funded and secured. As of March 31, 2007, there were no amounts deemed uncollectible.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”.) Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect subsequent to the date of the evaluation, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
An investment in Company common stock involves a number of risks. Investors should carefully consider the following information, together with the other information contained in the Company’s Annual Report on Form 10-KSB, before investing in Company common stock. Further, such factors could cause actual results to differ materially from those contained in any forward-looking statement contained in this report, statements by us in periodic press releases and oral statements by Company officials to securities analysts and stockholders during presentations about us.
We face intense competition from other automobile insurance providers.
     The non-standard automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies. The largest automobile insurance companies include The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group, Safeco Corp., and American International Group (AIG). Our chief competitors include some of these companies as well as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., and Direct General Corporation. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products and lower prices and down payments than we offer. Some of our competitors that sell insurance policies directly to customers, rather than through agencies or brokerages as we do, may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the non-standard automobile insurance market. Our loss of business to competitors could have a material impact on our growth and profitability. Further, competition could result in lower premium rates and less favorable policy terms and conditions, which could reduce our underwriting margins.
Our concentration on non-standard automobile insurance could make us more susceptible to unfavorable market conditions.
     We underwrite exclusively non-standard automobile insurance. Given this focus, negative developments in the economic, competitive or regulatory conditions affecting the non-standard automobile insurance industry could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, these developments could have a greater effect on us, compared to more diversified insurers that also sell other types of automobile insurance products. Our profitability can be affected by cyclicality in the non-standard automobile insurance industry caused by price competition and fluctuations in underwriting capacity in the market, as well as changes in the regulatory environment.
Our success depends on our ability to price the risks we underwrite accurately.
     Our results of operations and financial condition depend on our ability to underwrite and set rates accurately for a full spectrum of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses and underwriting expenses and to earn a profit. If we fail to assess accurately the risks that we assume, we may fail to establish adequate premium rates, which could reduce our income and have a material adverse effect on our results of operations, financial condition or cash flows.
     In order to price our products accurately, we must collect and properly analyze a substantial volume of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to undertake these efforts successfully, and as a result price our products accurately, is subject to a number of risks and uncertainties, including, without limitation:
•	availability of sufficient reliable data;

•	incorrect or incomplete analysis of available data;

•	uncertainties inherent in estimates and assumptions, generally;

•	selection and application of appropriate rating formulas or other pricing methodologies;

•	unanticipated or inconsistent court decisions, legislation or regulatory action;

•	ongoing changes in our claim settlement practices, which can influence the amounts paid on claims;

•	changing driving patterns, which could adversely affect both frequency and severity of claims;

•	unexpected inflation in the medical sector of the economy, resulting in increased bodily injury and personal injury protection claim severity; and

•	unanticipated inflation in automobile repair costs, automobile parts prices and used automobile prices, adversely affecting automobile physical damage claim severity.
     Such risks may result in our pricing being based on inadequate or inaccurate data or inappropriate analyses, assumptions or methodologies, and may cause us to estimate incorrectly future increases in the frequency or severity of claims. As a result, we could underprice our products, which would negatively affect our profit margins, or we could overprice our products, which could reduce our volume and competitiveness. In either event, our results of operations, financial condition and cash flows could be materially and adversely affected.
Our losses and loss adjustment expenses may exceed our loss and loss adjustment expense reserves, which could adversely impact our results of operation, financial condition and cash flows.
     Our financial statements include loss and loss adjustment expense reserves, which represent our best estimate of the amounts that we will ultimately pay on claims and the related costs of adjusting those claims as of the date of the financial statements. We rely heavily on our historical loss and loss adjustment expense experience in determining these loss and loss adjustment expense reserves. The historic development of reserves for losses and loss adjustment expenses may not necessarily reflect future trends in the development of these amounts. In addition, factors such as inflation, claims settlement patterns and legislative activities, regulatory activities, and litigation trends may also affect loss and loss adjustment expense reserves. As a result of these and other risks and uncertainties, ultimate losses and loss adjustment expenses may deviate, perhaps substantially, from our estimates of losses and loss adjustment expenses included in the loss and loss adjustment expense reserves in our financial statements. If actual losses and loss adjustment expenses exceed our expectations, our net income and our capital would decrease. Actual paid losses and loss adjustment expenses may be in excess of the loss and loss adjustment expense reserve estimates reflected in our financial statements.
We are subject to comprehensive regulation, and our ability to earn profits may be adversely affected by these regulations.
     We are subject to comprehensive regulation by government agencies in the states where our insurance subsidiaries are domiciled and where these subsidiaries issue policies and handle claims. Certain states impose restrictions or require prior regulatory approval of certain corporate actions, which may adversely affect our ability to operate, innovate, obtain necessary rate adjustments in a timely manner or grow our business profitably. In addition, certain federal laws impose additional requirements on insurers. Our ability to comply with these laws and regulations, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.
     Required Licensing. We operate under licenses issued by various state insurance authorities. If a regulatory authority denies or delays granting a new license, our ability to enter that market quickly can be substantially impaired.
     Transactions Between Insurance Companies and Their Affiliates. Transactions between our subsidiaries and their affiliates (including us) generally must be disclosed to the state regulators, and prior approval of the applicable regulator generally is required before any material or extraordinary transaction may be consummated. State regulators may refuse to approve or delay approval of such a transaction, which may impact our ability to innovate or operate efficiently.
     Regulation of Insurance Rates and Approval of Policy Forms. The insurance laws of the states in which our insurance subsidiaries operate require insurance companies to file insurance rate schedules and insurance policy forms for review and/or approval. If, as permitted in some states, we begin using new rates before they are approved, we may be required to issue refunds or credits to our policyholders if the new rates are ultimately deemed excessive or unfair and disapproved by the applicable state regulator. Accordingly, our ability to respond to market developments or increased costs in that state can be adversely affected.
     Restrictions on Cancellation, Non-Renewal or Withdrawal. Many states have laws and regulations that limit an insurer’s ability to exit a market. For example, certain states limit an automobile insurer’s ability to cancel or not renew policies. Some states prohibit an insurer from withdrawing from one or more lines of business in the state, except pursuant to a plan approved by the state insurance department. In some states, this restriction applies to significant reductions in the amount of insurance written, not just to a complete withdrawal. These laws and regulations could limit our ability to exit or reduce our writings in unprofitable markets or discontinue unprofitable products in the future.
     Other Regulations. We must also comply with regulations involving, among other things:
•	the use of non-public consumer information and related privacy issues;

•	investment restrictions;

•	the use of credit history in underwriting and rating;

•	the payment of dividends;

•	the acquisition or disposition of an insurance company or of any company controlling an insurance company;

•	the involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, assessments and other governmental charges; and

•	reporting with respect to financial condition.
     Compliance with laws and regulations addressing these and other issues often will result in increased administrative costs. In addition, these laws and regulations may limit our ability to underwrite and price risks accurately, prevent us from obtaining timely rate increases necessary to cover increased costs and may restrict our ability to discontinue unprofitable relationships or exit unprofitable markets. These results, in turn, may adversely affect our results of operation or our ability or desire to grow our business in certain jurisdictions. The failure to comply with these laws and regulations may also result in actions by regulators, fines and penalties, and in extreme cases, revocation of our ability to do business in that jurisdiction. In addition, we may face individual and class action lawsuits by our insureds and other parties for alleged violations of certain of these laws or regulations.
Our insurance subsidiaries are subject to minimum capital and surplus requirements. Our failure to meet these requirements could subject us to regulatory action.
     The laws of the states of domicile of our insurance subsidiaries impose risk-based capital standards and other minimum capital and surplus requirements. Failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation. Any changes in existing risk-based capital requirements or minimum statutory capital requirements may require us to increase our statutory capital levels, which we may be unable to do.
Regulation may become more extensive in the future, which may adversely affect our business.
     States may make existing insurance laws and regulations more restrictive in the future or enact new restrictive laws. In such events, we may seek to reduce our premium writings in, or to withdraw entirely from, these states. In addition, from time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. We are unable to predict whether and to what extent new laws and regulations that would affect our business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on our financial condition, results of operations, and cash flows.
Our failure to pay claims accurately could adversely affect our business, financial condition, results of operations and cash flows.
     We must accurately evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately, including the training and experience of our claims representatives, our claims organization’s culture and the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately could lead to material litigation, undermine our reputation in the marketplace, impair our image and materially adversely affect our financial condition, results of operations and cash flows.
     In addition, if we do not train new claims employees effectively or lose a significant number of experienced claims employees our claims department’s ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, we could suffer in decreased quality of claims work, which in turn could lower our operating margins.
The policy service fee revenues could be adversely affected by insurance regulation.
     Policy service fee revenues have provided additional revenues equivalent to approximately 9% of gross premium produced by MGA. These fees include policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Our revenues could be reduced by changes in insurance regulation that restrict our ability to charge these fees. Those arrangements are subject to insurance holding company act regulation in the states where our insurance subsidiaries are domiciled. Continued payment of these fees could be affected if insurance regulators in these states determined that these arrangements are not permissible under the insurance holding company acts.
New pricing, claim and coverage issues and class action litigation are continually emerging in the automobile insurance industry, and these new issues could adversely impact our results of operations and financial condition.
     As automobile insurance industry practices and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverage and business practices may emerge. These issues can have an adverse effect on our business by changing the way we price our products, including limiting the factors we may consider when we underwrite risks, by extending coverage beyond our underwriting intent, by increasing the size or frequency of claims or by requiring us to change our claims handling practices and procedures or our practices for charging fees. The effects of these unforeseen emerging issues could negatively affect our results of operations, financial condition and cash flows.
We may be unable to attract and retain independent agents and brokers.
     We distribute our products exclusively through independent agents and brokers. We compete with other insurance carriers to attract producers and maintain commercial relationships with them. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions. We may not be able to continue to attract and retain independent agents and brokers to sell our products. Our inability to continue to recruit and retain productive independent agents and brokers would have an adverse effect on our financial condition and results of operations and could impact our cash flows.
We rely on information technology and telecommunication systems, and the failure of these systems could materially and adversely affect our business.
     Our business is highly dependent upon the successful and uninterrupted functioning of our information technology and telecommunications systems. We rely on these systems to process new and renewal business, provide customer service, make claims payments and facilitate collections and cancellations. These systems also enable us to perform actuarial and other modeling functions necessary for underwriting and rate development. The failure of these systems could interrupt our operations or materially impact our ability to evaluate and write new business. Because our information technology and telecommunication systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to write and process new and renewal business and provide customer service or compromise our ability to pay claims in a timely manner. This outcome could result in a material adverse effect on our business and our results of operations, financial condition and cash flows.
Our ability to operate our company effectively could be impaired if we lose key personnel.
     We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows. Only our Chief Executive Officer, Lawrence Stumbaugh and our MGA President, Joseph Skruck, have employment agreements with us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows. We do not have “key person” life insurance to cover our executive officers.
Our debt service obligations could impede our operations, flexibility and financial performance.
     Our level of debt could affect our financial performance. As of March 31, 2007, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $10.6 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.
     If we do not have enough money to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or raise equity. In that event, we may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us or at all.
Adverse securities market conditions can have significant and negative effects on our investment portfolio.
     Our results of operations depend in part on the performance of our invested assets. As of March 31, 2007, 88% of our investment portfolio was invested in fixed maturity securities with the remainder equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.
     In addition, our investment portfolio is subject to risks inherent in the capital markets. The functioning of those markets, the values of our investments and our ability to liquidate investments on short notice may be adversely affected if those markets are disrupted by national or international events including, without limitation, wars, terrorist attacks, recessions or depressions, high inflation or a deflationary environment, the collapse of governments or financial markets, and other factors or events.
     If our investment portfolio were impaired by market or issuer-specific conditions to a substantial degree, our financial condition, results of operations and cash flows could be materially adversely affected. Further, our income from these investments could be materially reduced, and write-downs of the value of certain securities could further reduce our profitability. In addition, a decrease in value of our investment portfolio could put us at risk of failing to satisfy regulatory capital requirements. If we were not able to supplement our subsidiaries’ capital by issuing debt or equity securities on acceptable terms, our ability to continue growing could be adversely affected.
Our operations could be adversely affected if conditions in the states where our business is concentrated were to deteriorate.
     For the three months ended March 31, 2007, we generated approximately 80% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.
Severe weather conditions and other catastrophes may result in an increase in the number and amount of claims filed against us.
     Our business is also exposed to the risk of severe weather conditions and other catastrophes in the states in which we operate. Catastrophes include severe hurricanes, tornadoes, hail storms, floods, windstorms, earthquakes, fires and other events such as terrorist attacks and riots, each of which tends to be unpredictable. Such conditions may result in higher incidence of automobile accidents and increase the number of claims. Because many of our insureds live near the coastlines, we have potential exposure to hurricanes and major coastal storms. In addition, our business could be impaired if a significant portion of our business or systems were shut down by, or if we were unable to gain access to certain of our facilities as a result of such an event. If such events were to occur with enough severity, our results of operations, financial condition and cash flows could be materially adversely affected.
Our financial condition may be adversely affected if one or more parties with which we enter into significant contracts becomes insolvent or experiences other financial hardship.
     Our business is dependent on the performance by third parties of their responsibilities under various contractual relationships, including without limitation, contracts for the acquisitions of goods and services (such as telecommunications and information technology software, equipment and support and other services that are integral to our operations) and arrangements for transferring certain of our risks (including our corporate insurance policies). If one or more of these parties were to default on the performance of their obligations under their respective contracts or determine to abandon or terminate support for a system, product or service that is significant to our business, we could suffer significant financial losses and operational problems, which could in turn adversely affect our financial condition, results of operations and cash flows.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
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

Date: May 15, 2007