Form 10-Q
period 2007-06-30
ASSURANCEAMERICA CORP
filed 2007-08-14
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
     ☐ Large accelerated filer                                            ☐ Accelerated filer                                            ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     There were 64,743,881 shares of the Registrant’s $.01 par value Common Stock outstanding as of August 1, 2007, and no shares of the Registrant’s $.01 par value Series A Convertible Preferred Stock (“Preferred Stock”) outstanding as of August 1, 2007.

ASSURANCEAMERICA CORPORATION
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006
	(Unaudited)	Audited
Assets
Cash and cash equivalents	$4,609,702	$8,185,539
Short-term investments	125,900	619,843
Long-term investments, available for sale at fair value	15,196,616	10,446,830
Marketable equity securities	2,282,576	2,055,983
Other securities	155,000	155,000
Investment income due and accrued	152,867	117,363
Receivable from insureds	28,355,011	18,707,773
Reinsurance recoverable (including $11,606,372 and $5,130,845 on paid losses)	32,233,960	22,563,990
Prepaid reinsurance premiums	21,694,361	14,012,481
Deferred acquisition costs	1,612,497	800,125
Property and equipment (net of accumulated depreciation of $2,564,666 and $2,136,512)	2,473,699	2,481,660
Other receivables	2,768,252	585,999
Prepaid expenses	587,353	273,733
Intangibles (net of accumulated amortization of $2,044,828 and $1,824,334)	11,310,025	11,114,882
Security deposits	81,218	74,140
Prepaid income tax	286,123	668,677
Deferred tax assets	2,319,059	2,506,503
Other assets	367,892	374,365

Total assets	$126,612,111	$95,744,886

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$6,068,543	$5,039,900
Unearned premium	32,096,365	20,614,781
Unpaid losses and loss adjustment expenses	29,591,704	24,904,492
Reinsurance payable	30,190,217	16,744,406
Provisional commission reserve	2,170,555	2,319,540
Notes payable	5,258,169	5,797,122
Junior subordinated debentures payable	4,965,185	4,961,852
Capital lease obligations	222,910	265,670

Total liabilities	110,563,648	80,647,763

Minority interest	4,627	—

Commitments and contingencies

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000, outstanding 64,642,971 and 56,072,971)	646,430	560,730
Preferred stock, .01 par value (authorized 5,000,000, outstanding 0 and 840,000; liquidation preference $0 and $4,200,000)	—	8,400
Surplus-paid in	16,679,204	16,426,292
Accumulated deficit	(1,189,195)	(1,948,711)
Accumulated other comprehensive income:
Net unrealized gains (losses) on investment securities, net of taxes	(92,603)	50,412

Total stockholders’ equity	16,043,836	15,097,123

Total liabilities and stockholders’ equity	$126,612,111	$95,744,886

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2007 and 2006

	Three Months		Six Months
	2007	2006	2007	2006
Revenue:
Gross premiums written	$21,924,755	$16,043,859	$48,429,852	$35,504,592
Gross premiums ceded	(14,753,864)	(10,914,300)	(32,677,659)	(24,079,728)

Net premiums written	7,170,891	5,129,559	15,752,193	11,424,864
Increase (decrease) in unearned premiums, net of prepaid reinsurance premiums	(765,617)	191,653	(3,799,704)	(996,792)

Net premiums earned	6,405,274	5,321,212	11,952,489	10,428,072
Commission income	5,079,224	5,056,938	11,803,789	12,424,744
Managing general agent fees	2,663,271	2,308,975	5,238,232	4,855,480
Net investment income	213,153	154,197	393,803	305,212
Net investment gains on securities	24,442	—	26,239	—
Other fee income	109,600	145,601	248,216	350,365

Total revenue	14,494,964	12,986,923	29,662,768	28,363,873

Expenses:
Losses and loss adjustment expenses	4,761,339	4,033,572	8,866,971	8,011,750
Selling, general and administrative expenses	8,791,856	7,833,988	17,982,682	17,462,465
Stock option expense	91,760	91,331	218,112	161,731
Depreciation and amortization expense	318,892	223,667	648,649	440,751
Interest expense	256,397	291,891	519,376	576,549

Total operating expenses	14,220,244	12,474,449	28,235,790	26,653,246

Income before provision for income tax expense	274,720	512,474	1,426,978	1,710,627
Income tax provision	155,713	148,705	662,835	550,287

Net income before minority interest	119,007	363,769	764,143	1,160,340
Minority interest	(1,385)	—	4,627	—

Net income	120,392	363,769	759,516	1,160,340
Dividends on preferred stock	—	126,600	—	253,200

Net income attributable to common stockholders	$120,392	$237,169	$759,516	$907,140

Earnings per common share
Basic	0.002	0.005	0.013	0.018
Diluted	0.002	0.006	0.013	0.018
Weighted average shares outstanding-basic	61,707,257	51,799,409	59,012,087	51,723,785
Weighted average shares outstanding-diluted	62,688,698	64,537,476	60,051,751	64,130,753
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months June 30, 2007 and 2006

	Three Months		Six Months
	2007	2006	2007	2006
Net income	$120,392	$237,169	$759,516	$907,140

Other comprehensive income (loss):
Change in unrealized losses on investments arising during the period	(217,236)	(157,216)	(228,824)	(189,488)
Deferred income tax benefit on above changes	81,463	58,956	85,809	71,058

Other comprehensive loss	(135,773)	(98,260)	(143,015)	(118,430)

Comprehensive income	$(15,381)	$138,909	$616,051	$788,710

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net income	$759,516	$1,160,340
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of agency acquisitions:
Net investment gains on securities	(26,239)	—
Minority interests	4,627	—
Depreciation and amortization	651,982	444,084
Stock-based compensation	218,112	161,731
Deferred tax benefit	273,253	(38,481)
Changes in assets and liabilities:
Investment income due and accrued	(35,504)	(61,830)
Receivables	(11,829,491)	(2,941,845)
Prepaid expenses and other assets	(314,225)	(336,381)
Unearned premiums	11,481,584	3,011,950
Unpaid loss and loss adjustment expenses	4,687,212	7,346,405
Ceded reinsurance payable	13,445,811	7,971,110
Reinsurance recoverable	(9,669,970)	(10,658,912)
Prepaid reinsurance premiums	(7,681,880)	(2,015,159)
Accounts payable and accrued expenses	1,027,406	(1,763,198)
Prepaid income taxes	382,554	(240,480)
Deferred acquisition costs	(812,372)	101,585
Provisional commission reserve	(148,985)	662,149

Net cash provided by operating activities, net of effect of agency acquisitions	2,413,391	2,803,068

Cash flows from investing activities, net of effect of agency acquisitions:
Purchases of property and equipment, net	(420,194)	(591,723)
Proceeds from sales, call and maturities of investments	625,104	41,023
Purchases of investments	(5,310,125)	(5,581,753)
Cash paid for acquisition of agencies, net of cash acquired	(300,000)	(329,960)

Net cash used by investing activities, net of effect of agency acquisitions	(5,405,215)	(6,462,413)

Cash flows from financing activities, net of effect of agency acquisitions:
Repayments of notes payable	(653,353)	(626,696)
Preferred dividends paid	—	(253,200)
Repayments on capital lease obligation	(42,760)	(24,016)
Proceeds from stock issued	112,100	358,750

Net cash (used) provided by financing activities, net of effect of agency acquisitions:	(584,013)	(545,162)

Net decrease in cash and cash equivalents	(3,575,837)	(4,204,507)
Cash and cash equivalents, beginning of period	8,185,539	8,668,827

Cash and cash equivalents, end of period	$4,609,702	$4,464,320

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	June 30, 2007	December 31, 2006
Case basis	$4,074,111	$3,510,978
IBNR	4,890,005	3,960,369

Total	$8,964,116	$7,471,347

(4)	Reinsurance

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

The impact of reinsurance on the statements of operations for the period ended June 30 is as follows:

	Three Months		Six Months
	2007	2006	2007	2006
Premiums written:
Direct	$21,487,051	$15,999,956	$47,638,823	$35,289,582
Assumed	437,704	43,903	791,029	215,010
Ceded	14,753,864	10,914,300	32,677,659	24,079,728

Net	$7,170,891	$5,129,559	$15,752,193	$11,424,864
Premiums earned:
Direct	$19,395,970	$16,471,849	$36,537,125	$32,330,362
Assumed	286,223	93,850	411,143	162,280
Ceded	13,276,919	11,244,487	24,995,779	22,064,569

Net	$6,405,274	$5,321,212	$11,952,489	$10,428,073
Losses and loss adjustment expenses incurred:
Direct	$15,116,852	$13,441,777	$28,724,295	$26,692,998
Assumed	217,206	—	230,412	—
Ceded	10,572,719	9,408,205	20,087,736	18,681,248

Net	$4,761,339	$4,033,572	$8,866,971	$8,011,750
The impact of reinsurance on the balance sheets as of June 30 is as follows:

	June 30, 2007	December 31, 2006
Unpaid losses and loss adjustment expense:
Direct	$29,497,196	$24,904,492
Assumed	94,508	—
Ceded	20,627,588	17,433,145

Net	$8,964,116	$7,471,347
Unearned premiums:
Direct	$31,601,567	$20,499,867
Assumed	494,798	114,914
Ceded	21,694,361	14,012,481

Net	$10,402,004	$6,602,300
The Company received $3,836,004 and $8,496,191 in commissions on premiums ceded during the three and six month periods ended June 30, 2007, respectively. Had all of the Company’s reinsurance agreements been cancelled at June 30, 2007, the Company would have returned $5,640,534 in reinsurance commissions to its reinsurers and its reinsurers would have returned $21,694,361 in unearned premiums to the Company.
(5)	Income Taxes

The provision for federal and state income taxes for the period ended June 30 is as follows:

	Three Months		Six Months
	2007	2006	2007	2006
Current	$(76,656)	$184,120	$389,582	$617,607
Deferred	232,369	(35,415)	273,253	(67,320)

Total provision for income taxes	$155,713	$148,705	$662,835	$550,287

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority. A tax position that meets the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. The cumulative effect of applying FIN 48 would have been reported as an adjustment in the opening balance of retained earnings at January 1, 2007. We have determined the impact of adopting FIN 48 to be immaterial.
The Company classifies interest on income tax related balances as interest expense and classifies tax related penalties as operating expense. To date, the Company has not incurred any tax related interest or penalties.
(6)	Capital Stock

Preferred Stock

The series A convertible stock pays a cumulative semi-annual dividend of $0.20 per share. Each outstanding share of preferred stock is convertible into ten shares of common stock automatically two years from the date of issuance, or at any time prior to such automatic conversion at the Holder’s request, and has the voting rights of 10 common shares. The outstanding preferred stock automatically converted, if not converted sooner, at various times during 2007 with the last automatic conversion on May 24, 2007. During the first six months of 2007, 840,000 shares of preferred stock converted to 8,400,000 shares of common stock. During the second quarter of 2006, 240,000 shares of preferred stock converted to 2,400,000 shares of common stock.

Common Stock

During the first six months of 2006, the Company issued 840,000 shares of common stock, $0.01 par value, through a private placement. During the first six months of 2007, 840,000 shares of preferred stock converted to 8,400,000 shares of common stock.

Stock-Based Compensation

The weighted-average grant date fair value of options granted during the six months ended June 30, 2007 and June 30, 2006, using the Black-Scholes-Merton option-pricing model, was $0.7946 and $0.9027, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and June 30, 2006 was $162,000 and $60,000, respectively.

Total compensation cost for share-based payment arrangements recognized for the three and six month periods ended June 30, 2007 was $91,760 and $218,112, respectively. Total compensation cost for share-based payment arrangements recognized for the three and six month periods ended June 30, 2006 was $91,331 and $161,731, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	June 30, 2007	June 30, 2006
Expected volatility	106% - 120%	117% - 119%
Weighted average volatility	113%	118%
Risk-free interest rate	2.00% - 2.50%	1.90% - 2.30%
Expected term (in years)	5.0	5.0
A summary of all stock option activity during the six months ending June 30 follows:

	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	5,347,225	$0.85	4,215,628	$0.97
Add (deduct):
Granted	330,000	$1.06	1,132,315	$0.86
Exercised	(50,000)	$0.25	—	—
Forfeited	(416,750)	$0.78	(239,500)	$0.85
Expired	—	—	(8,000)	$5.50

March 31	5,210,475	$0.87	5,100,443	$0.95
Add (deduct):
Granted	1,091,000	$0.96	448,500	$1.69
Exercised	(120,000)	$0.60	(40,000)	$0.25
Forfeited	(1,099,510)	$0.83	(315,400)	$0.86
Expired	(20,000)	$0.75	(90,000)	$5.67

June 30	5,061,965	$0.91	5,103,543	$0.94
Exercisable, June 30	1,488,583	$0.81	1,172,980	$1.37
(7) Commitments and Contingencies
     Contractual Commitments
The Company leases office space for its corporate headquarters in Atlanta, Georgia under a 12-year lease that commenced on May 1, 2003. The Company leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The Company also leases office equipment for use in its various locations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities. The Company has a software license agreement with terms greater than one year.
The Company also has contractual commitments in association with long-term debt owed to current and former owners of the Company and in connection with a Junior Subordinated Debentures issued in December 2005. Please refer to Note 6 of the Notes to Consolidated Financial Statements, as December 31, 2006 for additional information about the long-term debt arrangements.
Minimum amounts due under the Company’s noncancelable commitments at June 30, 2007 are as follows:

	Long-Term Debt	Operating Lease	Capital Lease
Payments due by period	Obligations	Obligations	Obligations	Total

Less than 1 year	$1,623,193	$1,520,758	$104,632	$3,248,583

1-3 years	3,634,976	2,209,423	136,628	5,981,027

4-5 years	—	1,612,972	—	1,612,972

More than 5 years	4,965,185	1,820,559	—	6,785,744

Total	$10,223,354	$7,163,712	241,260	17,628,326

Less amount representing interest			(18,350)	(18,350)

Present value of minimum lease payments			$222,910	$17,609,976

     Defined Contribution Plan
The Company’s employees participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2007, the Company elected to match 25% of employee contributions up to 4% of gross earnings. Matching contributions during the first six months of 2007 totaled $25,962. The Company did not make contributions in 2006. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(8) Net Income Per Share
Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the periods ended June 30, 2007 and 2006, because their inclusion would be anti-dilutive, are as follows:

	Three Months		Six Months
	2007	2006	2007	2006
Warrants	—	141,918	—	141,918
Stock options	1,072,500	528,500	1,072,500	528,500

	1,072,500	670,418	1,072,500	670,418

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the periods ended June 30, 2007 and 2006 are as follows:

		Average Shares	Per Share
	Net Income	Outstanding	Amount
For the three months ended June 30, 2007:
Net income — basic	$120,392	61,707,257	0.002

Effect of common shares issued upon conversion of preferred	—	—
Effect of dilutive stock warrants and options	—	981,441

Net income — diluted	$120,392	62,688,698	0.002

For the three months ended June 30, 2006:
Net income — basic	$237,169	51,799,409	0.005

Effect of common shares issued upon conversion of preferred	126,600	10,260,000

Effect of dilutive stock warrants and options	—	2,478,067

Net income — diluted	$363,769	64,537,476	0.006

For the six months ended June 30, 2007:
Net income — basic	$759,516	59,012,087	0.013

Effect of common shares issued upon conversion of preferred	—	—
Effect of dilutive stock warrants and options	—	1,039,664

Net income — diluted	$759,516	60,051,751	0.013

For the six months ended June 30, 2006:
Net income — basic	$907,140	51,723,785	0.018

Effect of common shares issued upon conversion of preferred	253,200	10,260,000
Effect of dilutive stock warrants and options	—	2,146,968

Net income — diluted	$1,160,340	64,130,753	0.018

(9) Supplemental Cash Flow Information

	2007	2006
Cash paid during the six months ended June 30:
Interest	$519,376	$576,549
Income taxes	$7,025	$825,000
The Company recorded net unrealized losses on investment securities during the six months ended June 30, 2007 in the amount of $143,015, net of taxes, and unrealized losses on investment securities in the amount of $118,430, net of taxes, for the six month period ended June 30, 2006.
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
(11) Segment Reporting
The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Florida, Louisiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,500 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurers that write non-standard automobile insurance policies produced by the MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 47 retail insurance agencies that focus on selling nonstandard automobile policies and related coverage’s in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.
The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.
Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
SECOND QUARTER 2007
Revenues
External customer	6,562	1,290	6,643			14,495
Intersegment	1,684	1,027	753	743	(4,207)	—
Income
Segment pretax income(loss)	281	(622)	967	(351)		275
Assets
Segment assets	7,091	11,213	107,795	23,290	(22,777)	126,612

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
SECOND QUARTER 2006
Revenues
External customer	5,085	2,427	5,475	—		12,987
Intersegment	1,315	625	561	547	(3,048)	—
Income
Segment pretax income(loss)	357	(265)	591	(170)		513

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
Assets
Segment assets	5,423	13,593	72,347	22,482	(22,329)	91,516
FIRST SIX MONTHS 2007
Revenues
External customer	14,093	3,197	12,373			29,663
Intersegment	3,715	2,559	1,669	1,485	(9,428)	—
Income
Segment pretax income(loss)	612	(479)	1,832	(538)		1,427
Assets
Segment assets	7,091	11,213	107,795	23,290	(22,777)	126,612

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST SIX MONTHS 2006
Revenues
External customer	12,363	5,269	10,727	5		28,364
Intersegment	2,882	1,531	1,236	1,093	(6,742)	—
Income
Segment pretax income(loss)	1,337	1	812	(439)		1,711
Assets
Segment assets	5,423	13,593	72,347	22,482	(22,329)	91,516

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition
     Investments and cash as of June 30, 2007, increased $0.9 million from investments and cash of $21.5 million as of December 31, 2006. The increase was due in part to $1.7 million in cash and income generated through operating activities. The increase was offset by $0.3 million used to purchase the assets of Frontline Insurance Group, LLC on January 3, 2007. The Company issued new promissory notes in connection with this acquisition in the amount of $0.1 million. The Company’s long-term investments of $17.8 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of June 30, 2007, increased $9.6 million to $28.4 million compared to December 31, 2006. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first six months of 2007. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
     Reinsurance recoverable as of June 30, 2007, increased $9.7 million, to $32.2 million compared to December 31, 2006. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $32.2 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of June 30, 2007, increased $7.7 million to $21.7 million compared to December 31, 2006. The increase results from AAIC’s continued growth and represents premiums ceded to its reinsurers which have not been fully earned.
     Deferred acquisition costs as of June 30, 2007, increased $0.8 million to $1.6 million compared to December 31, 2006. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Other receivables as of June 30, 2007 increased $2.2 million to $2.8 million compared to December 31, 2006. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The change in the TrustWay receivables is directly attributable to the increase in direct bill commissions from carriers and related increased premium produced during the first six months of 2007. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the states of Florida and Texas on behalf of a two non-affiliated insurers.
     Intangible assets as of June 30, 2007, increased $0.2 million to $11.3 million from the balance of $11.1 million as of December 31, 2006. This increase is directly related to the Company’s acquisition of the assets of an Alabama insurance agency, less amortization of identifiable intangible assets for the first six months of 2007.
     Accounts payable and accrued expenses as of June 30, 2007, increased $1.0 million from December 31, 2006 to $6.1 million. $1.9 million of the balance represents the Company’s liability for premium taxes, an increase of $0.7 million from December 31, 2006.
     Unearned premium as of June 30, 2007 increased $11.5 million to $32.1 million from December 31, 2006, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first six months of 2007.
     Unpaid losses and loss adjustment expenses increased $4.7 million to $29.6 million as of June 30, 2007 from $24.9 million at December 31, 2006. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
     Reinsurance payable as of June 30, 2007 increased $13.4 million to $30.2 million, compared to the balance at December 31, 2006. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first six months of 2007.
Liquidity and Capital Resources
     Net cash provided by operating activities for the six month period ended June 30, 2007, was $2.4 million compared to $2.8 million for the same period of 2006.
     Investing activities for the six month period ended June 30, 2007 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.4 million in our headquarters and in TrustWay; the purchase of an Alabama agency during the first quarter and $5.3 million in purchases, less $0.6 million in sales, of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the six-month period ended June 30, 2007 included the issuance of common stock resulting in additional capital of $0.1 million. Debt repayments for the periods ended June 30, 2007 and 2006 were $0.7 million and $0.7 million, respectively, and the Company issued one promissory note in connection with the acquisition of an agency in an amount of $0.1 million.
     The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman, its Chief Executive Officer, a former Division President of the Company and issuance of its Series A Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman, its Chief Executive Officer, a former Division President of the Company. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first quarter of 2006, the Company issued 600,000 shares of its Common Stock for an aggregate consideration of $390,000. On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.

     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of June 30, 2007, AAIC’s Capital and Surplus was $10.5 million.
Results of Operations
     The Company reported net income of $0.1 million and $0.8 million for the three and six month periods ended June 30, 2007 compared to net income of $0.2 million and $0.9 million for the three and six month periods ended June 30, 2006. The Company reported basic earnings per common share of $0.002 and $0.013 for the three and six month periods ended June 30, 2007 compared to $0.005 and $0.018 for the three and six month periods ended June 30, 2006. Fully diluted earnings per common share for the three and six month periods ended June 30, 2007 was $0.002 and $0.013 compared to $0.006 and $0.018 for the three and six month periods ended June 30, 2006.
Revenues
Premiums
     Gross premiums written for the three and six month periods ended June 30, 2007 were $21.9 million and $48.4 million, respectively. In the comparable period for 2006, AAIC recorded $16.0 million and $35.5 million, respectively, in gross premiums written. 2007 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $21.5 million and $47.6 million in the respective three and six month periods, plus $0.4 and $0.8 million, in the respective three and six month periods, of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to a reinsurance contract, “assumed premiums written.” 2006 gross premiums written includes direct premiums written of $16.0 million and $35.3 million in the respective three and six month periods, plus $43,000 and $0.2 million, in the respective three and six month periods, of assumed premiums written. The majority of our growth occurred in Florida, where AAIC began writing policies in 2006. Entry into Florida accounted for $16.0 million of the $12.3 million increase, or 130%, during 2007 over the comparable 2006 period. As of June 30, Florida accounts for 40% of year-to-date direct written premium, surpassing Georgia for the first time in the history of the Company. This is due also, in part to the decline in Georgia premium during the first six months of 2007 from the comparable 2006 period. Rate increases during the latter part of 2006 continued to suppress Georgia growth. Georgia premium for the six month period ended June 30, 2007 declined $4.2 million or 18% from the 2006 comparable period. South Carolina premium declined $0.8 million in response to rate increases and competition during the first six months of 2007, when compared with the first six months of 2006. Growth in Louisiana premium of $1.1 million during the first six months reflects entry into this new state during the fourth quarter of 2006. Generally, policies inforce increased 27% from December 31, 2006 to June 30, 2007. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the three and six month periods ended June 30, 2007, was $14.8 million and $32.7 million, respectively.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $6.4 million and $12.0 million for the three and six month periods ended June 30, 2007 and compares to $5.3 million and $10.4 million, respectively, for the three and six month periods ended June 30, 2006.
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
     Commission income, as a result of business produced in both TrustWay and MGA, for the three and six month periods ended June 30, 2007 was flat and decreased 5%, respectively, compared to the same periods ended June 30, 2006. During the fourth quarter of 2006, TrustWay closed five locations. Increases in Florida business as noted above stemmed from both increased production with unaffiliated Florida agencies as well as our own TrustWay locations. Total commission income earned by TrustWay from the production of AAIC for the three and six month periods ended June 30, 2007 totaled $1.0 million and $2.6 million, respectively and this amount is eliminated from total commission income (revenue) and commission expense. AAIC pays MGA commission on the 30% of premium which AAIC retains. This amount is subsequently eliminated upon consolidation. The amount eliminated was $1.7 million and $3.7 million, respectively, for the three and six month periods ended June 30, 2007.
     Managing general agent fees for the three and six month periods ended June 30, 2007 were $2.7 million and $5.2 million, respectively, an increase of $0.4 million and $0.4 million, when compared to the same periods of 2006.
     Other fee income was flat and decreased $0.1 million for the three and six month periods ended June 30, 2007 from the comparable periods of 2006. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income increased $59,000 and $89,000 for the three and six month periods ended June 30, 2007 from $0.2 million and $0.3 million in the comparable 2006 periods. This is primarily a result of an increase in average invested assets. The improved cash flows from our insurance operations resulted in increases in average invested assets.
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
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three and six month periods ended June 30, 2007, was $10.6 million and $20.1 million, respectively.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $4.8 million and $8.9 million for the three and six month periods ended June 30, 2007. As a percentage of earned premiums, this amount decreased for the three month period ended June 30, 2007, from 75.8% to 74.3%, when compared with the same period in 2006. As a percentage of earned premiums, this amount decreased for the six month period ended June 30, 2007, from 76.9% to 74.1%, when compared with the same period in 2006. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The decrease in the year-over-year loss ratio is in part due to planned price increases in certain states in response to previously reported loss increases.
Other Expenses
     Other operating expenses, including selling and general and administrative increased $1.0 million and $0.8 million for the three and six-month periods ended June 30, 2007 when compared to the same periods of 2006. As a percentage of revenue, selling and general and administrative expenses for the three month period ended June 30, 2007 increased from 62.7% to 63.5% when compared to the 2006 period. As a percentage of revenue, selling and general and administrative expenses for the six month period ended June 30, 2007 decreased from 63.7% to 63.5% when compared to the 2006 period. Depreciation and amortization expense increased $0.1 million and $0.2 million for the three and six month periods ended June 30, 2007 when compared to the same periods of 2006. These increases are associated with the increase in fixed and intangible assets, including the added depreciable and amortizable assets from the three agency acquisitions in January 2006 and January 2007.
Income Tax Expense
     The provision for income taxes for the three and six month periods ended June 30, 2007 consists of federal and state income taxes at the Company’s effective tax rate. The Company’s tax expense was $0.2 million and $0.7 million for the three and six month periods ended June 30, 2007, representing an effective tax rate of 56.7% and 46.5%, respectively. This tax expense compares with $0.1 million and $0.6 million for the comparable 2006 periods, which was an effective tax rate of 29.0% and 32.2%, respectively. The tax rate for the three and six month periods ended June 30, 2006 included a partial reversal of prior year valuation allowances on net operating loss carry-forwards.
Off-Balance Sheet Arrangements
     The Company did not have any off-balance sheet arrangements during the six months ended June 30, 2007.
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
Interest Rate Risk
Investments. Our investment portfolio consists primarily of fixed-maturity debt securities, all of which are classified as available for sale. For these securities, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity securities portfolio is subject to interest rate risk where the value of the fixed maturity securities portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity securities portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. More specifically, it is the approximate percentage change in the value of a bond or bond portfolio due to a 100 basis point change in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items. We strive to limit interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities in our portfolio. We do not hedge our exposure to interest rate risk because we have the capacity to, and typically, hold fixed-maturity investments to maturity. The effective duration of the portfolio as of June 30, 2007 was 4.85 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by $1.2 million, or 7.5%. Conversely, a 1.0% decline in interest rates would result in approximately $0.3 million, or 2.0%, appreciation in the market value of our fixed income portfolio.
Credit Facility. We also have exposure to market risk for changes in interest rates because we have variable rate debt. The interest rate we pay increases or decreases with the changes in LIBOR. Based on our borrowings under the floating rate credit agreement at June 30, 2007, a 10% increase in market interest rates would increase our annual net interest expense by approximately $20,000. Conversely, a 10% decrease in market interest rates would decrease our annual net interest expense by approximately $20,000.
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

Estimated
		Carrying Value at	Change in
		Adjusted Market	Value as a
(Dollar amounts in thousands)	Carrying	Rates/Prices	Percentage of
June 30, 2007	Value	Indicated Above	Carrying Value
Fixed maturity securities available-for-sale, at fair value	$15,196.6	$14,052.2	(7.5)%

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
The following summarizes the effective duration distribution of our fixed maturity securities portfolio.

	Duration Ranges
June 30, 2007	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20

Fair value percentage of fixed maturity security portfolio	6.5%	5.1%	37.4%	37.7%	13.3%	0.0%
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
Credit Risk
Investments. The fixed maturity securities portfolio of our insurance subsidiary is subject to credit risk. This risk is the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. All of the debt securities in our portfolio were rated investment grade by the National Association of Insurance Commissioners, or the NAIC, and Standard & Poor’s as of June 30, 2007.
Reinsurance. The Carrier places reinsurance with four major unaffiliated reinsurers. Two of the reinsurers are authorized and two are unauthorized. To the extent that a reinsurer may be unable to pay losses for which it is liable to Carrier under the terms of its reinsurance agreement, Carrier remains liable for such losses. The Company attempts to minimize this risk by maintaining reinsurance agreements with financially sound reinsurers. The Company maintains security trust agreements with the two unauthorized reinsurers, whereby all reinsurance receivables are pre-funded and secured. As of June 30, 2007, there were no amounts deemed uncollectible.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”.) Based on this evaluation, the Company’s Chief Executive Officer and acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the six month period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect subsequent to the date of the evaluation, the Company’s internal control over financial reporting.
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
     In addition, if we do not train new claims employees effectively or lose a significant number of experienced claims employees, our claims department’s ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, we could suffer in decreased quality of claims work, which in turn could lower our operating margins.
The policy service fee revenues could be adversely affected by insurance regulation.
     Policy service fee revenues have provided additional revenues equivalent to approximately 9.5% of gross premium produced by MGA. These fees include policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Our revenues could be reduced by changes in insurance regulation that restrict our ability to charge these fees. Those arrangements are subject to insurance holding company act regulation in the states where our insurance subsidiaries are domiciled. Continued payment of these fees could be affected if insurance regulators in these states determined that these arrangements are not permissible under the insurance holding company acts.
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
     We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows. Only our Chief Executive Officer, Lawrence Stumbaugh and our Executive Vice President and MGA President, Joseph Skruck, have employment agreements with us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows. We do not have “key person” life insurance to cover our executive officers.
Our debt service obligations could impede our operations, flexibility and financial performance.
     Our level of debt could affect our financial performance. As of June 30, 2007, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $10.5 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.
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
     Our results of operations depend in part on the performance of our invested assets. As of June 30, 2007, 86% of our investment portfolio was invested in fixed maturity securities with the remainder equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.
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
     For the six month period ended June 30, 2007, we generated approximately 80% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
     (a) Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANCEAMERICA CORPORATION
By:	/s/ Lawrence Stumbaugh
Lawrence Stumbaugh
President and CEO

Date: August 14, 2007