Form 10-Q
period 2007-09-30
ASSURANCEAMERICA CORP
filed 2007-11-14
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
☐ Large accelerated filer                ☐ Accelerated filer                ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     There were 64,803,881 shares of the Registrant’s $.01 par value Common Stock outstanding as of November 1, 2007, and no shares of the Registrant’s $.01 par value Series A Convertible Preferred Stock (“Preferred Stock”) outstanding as of November 1, 2007.

ASSURANCEAMERICA CORPORATION
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006

	September 30, 2007	December 31, 2006
	(Unaudited)	Audited
Assets
Cash and cash equivalents	$5,646,982	$8,185,539
Short-term investments	124,140	619,843
Long-term investments, available for sale at fair value	15,235,390	10,446,830
Marketable equity securities	2,241,023	2,055,983
Other securities	155,000	155,000
Investment income due and accrued	199,857	117,363
Receivable from insureds	30,224,879	18,707,773
Reinsurance recoverable (including $10,653,056 and $5,130,845 on paid losses)	32,010,952	22,563,990
Prepaid reinsurance premiums	22,325,518	14,012,481
Deferred acquisition costs	1,917,226	800,125
Property and equipment (net of accumulated depreciation of $2,688,624 and $2,136,512)	2,435,936	2,481,660
Other receivables	2,924,529	585,999
Prepaid expenses	372,107	273,733
Intangibles (net of accumulated amortization of $2,134,433 and $1,824,334)	11,410,419	11,114,882
Security deposits	82,719	74,140
Prepaid income tax	365,490	668,677
Deferred tax assets	2,065,463	2,506,503
Other assets	364,655	374,365

Total assets	$130,102,285	$95,744,886

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$8,000,710	$5,039,900
Unearned premium	32,913,494	20,614,781
Unpaid losses and loss adjustment expenses	30,752,102	24,904,492
Reinsurance payable	29,552,588	16,744,406
Provisional commission reserve	2,634,075	2,319,540
Notes payable	4,822,718	5,797,122
Junior subordinated debentures payable	4,966,852	4,961,852
Capital lease obligations	200,913	265,670

Total liabilities	113,843,452	80,647,763

Minority interest	2,655	—

Commitments and contingencies

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000, outstanding 64,803,881 and 56,072,971)	648,038	560,730
Preferred stock, .01 par value (authorized 5,000,000, outstanding 0 and 840,000; liquidation preference $0 and $4,200,000)	—	8,400
Surplus-paid in	16,792,982	16,426,292
Accumulated deficit	(1,232,716)	(1,948,711)
Accumulated other comprehensive income:
Net unrealized gains on investment securities, net of taxes	47,874	50,412

Total stockholders’ equity	16,256,178	15,097,123

Total liabilities and stockholders’ equity	$130,102,285	$95,744,886

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006
Revenue:
Gross premiums written	$21,535,015	$18,334,710	$69,964,867	$53,839,302
Gross premiums ceded	(14,553,205)	(12,530,148)	(47,230,864)	(36,609,876)

Net premiums written	6,981,810	5,804,562	22,734,003	17,229,426
Increase in unearned premiums, net of prepaid reinsurance premiums	(185,972)	(600,836)	(3,985,676)	(1,597,628)

Net premiums earned	6,795,838	5,203,726	18,748,327	15,631,798
Commission income	4,498,414	5,251,593	16,302,203	17,676,337
Managing general agent fees	2,871,324	2,308,140	8,109,556	7,163,620
Net investment income	209,132	215,447	602,935	520,659
Net investment gains (losses) on securities	(9,573)	—	16,666	—
Other fee income	49,578	148,298	297,794	498,663

Total revenue	14,414,713	13,127,204	44,077,481	41,491,077
Expenses:
Losses and loss adjustment expenses	4,726,493	3,359,596	13,593,464	11,371,346
Selling, general and administrative expenses	9,021,080	8,284,789	27,003,762	25,747,254
Stock option expense	110,888	71,841	329,000	233,572
Depreciation and amortization expense	256,016	269,420	904,665	710,171
Interest expense	255,785	289,823	775,161	866,372

Total operating expenses	14,370,262	12,275,469	42,606,052	38,928,715

Income before provision for income tax expense	44,451	851,735	1,471,429	2,562,362
Income tax provision	89,942	68,428	752,777	618,715

Net income (loss) before minority interest	(45,491)	783,307	718,652	1,943,647
Minority interest	(1,971)	—	2,655	—

Net income (loss)	(43,520)	783,307	715,997	1,943,647
Dividends on preferred stock	—	84,000	—	337,200

Net income (loss) attributable to common stockholders	$(43,520)	$699,307	$715,997	$1,606,447

Earnings (loss) per common share
Basic	$(0.001)	$0.013	$0.012	$0.030
Diluted	$(0.001)	$0.012	$0.012	$0.030
Weighted average shares outstanding-basic	64,731,908	54,857,778	60,939,646	52,779,929
Weighted average shares outstanding-diluted	65,475,724	65,170,050	61,732,488	63,230,240
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA COPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months September 30, 2007 and 2006
(Unaudited)

	Three Months		Nine Months
	2007	2006	2007	2006
Net income (loss)	$(43,520)	$699,307	$715,997	$1,606,447

Other comprehensive income (loss):
Change in unrealized gains (losses) of investments arising during the period	224,763	238,640	(4,061)	49,152
Deferred income tax loss (benefit) on above changes	(84,286)	89,490)	1,523	(18,432)

Other comprehensive income (loss)	140,477	149,150	(2,538)	30,720

Comprehensive income	$96,957	$848,457	$713,459	$1,637,167

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net income	$715,997	$1,943,647
Adjustments to reconcile net income to net cash provided by operating activities, net of effect of agency acquisitions:
Net investment gains on securities	(16,666)	—
Minority interests	2,655	—
Depreciation and amortization	909,663	715,172
Stock-based compensation	329,000	233,572
Deferred tax benefit	442,563	180,603
Changes in assets and liabilities:
Investment income due and accrued	(82,494)	(97,819)
Receivables	(13,855,635)	(5,993,879)
Prepaid expenses and other assets	(97,242)	(251,117)
Unearned premiums	12,298,713	5,117,163
Unpaid loss and loss adjustment expenses	5,847,610	8,215,432
Ceded reinsurance payable	12,808,182	6,687,274
Reinsurance recoverable	(9,446,962)	(6,269,585)
Prepaid reinsurance premiums	(8,313,037)	(3,519,535)
Accounts payable and accrued expenses	2,959,570	(1,468,101)
Prepaid income taxes	303,187	(172,030)
Deferred acquisition costs	(1,117,101)	(91,417)
Provisional commission reserve	314,534	328,968

Net cash provided by operating activities, net of effect of agency acquisitions	4,002,537	5,558,348

Cash flows from investing activities, net of effect of agency acquisitions:
Purchases of property and equipment, net	(548,839)	(906,500)
Proceeds from sales, call and maturities of investments	1,433,650	253,054
Purchases of investments	(5,898,942)	(6,092,799)
Cash paid for acquisition of agencies, net of cash acquired	(400,000)	(548,305)

Net cash used by investing activities, net of effect of agency acquisitions	(5,414,131)	(7,294,550)

Cash flows from financing activities, net of effect of agency acquisitions:
Repayments of notes payable	(1,178,804)	(1,638,404)
Preferred dividends paid	—	(253,200)
Proceeds (repayments) on capital lease obligations, net	(64,759)	66,002
Proceeds from stock issued	116,600	363,723

Net cash used by financing activities, net of effect of agency acquisitions:	(1,126,963)	(1,461,879)

Net decrease in cash and cash equivalents	(2,538,557)	(3,198,081)
Cash and cash equivalents, beginning of period	8,185,539	8,668,827

Cash and cash equivalents, end of period	$5,646,982	$5,470,746

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	September 30, 2007	December 31, 2006
Case basis	$3,990,337	$3,510,978
IBNR	5,403,869	3,960,369

Total	$9,394,206	$7,471,347

(4)	Reinsurance

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

The impact of reinsurance on the statements of operations for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Premiums written:
Direct	$21,145,204	$18,327,803	$68,784,027	$53,617,384
Assumed	389,811	6,907	1,180,840	221,918
Ceded	14,553,205	12,530,148	47,230,864	36,609,876

Net	$6,981,810	$5,804,562	$22,734,003	$17,229,426
Premiums earned:
Direct	$20,348,021	$16,153,098	$56,885,146	$48,483,459
Assumed	369,866	76,400	781,009	238,681
Ceded	13,922,049	11,025,772	38,917,828	33,090,342

Net	$6,795,838	$5,203,726	$18,748,327	$15,631,798
Losses and loss adjustment expenses incurred:
Direct	$14,686,373	$11,205,653	$43,410,668	$37,898,652
Assumed	312,760	—	543,172	—
Ceded	10,272,640	7,846,057	30,360,376	26,527,306

Net	$4,726,493	$3,359,596	$13,593,464	$11,371,346
The impact of reinsurance on the balance sheets as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
Unpaid losses and loss adjustment expense:
Direct	$30,549,895	$24,904,492
Assumed	202,207	—
Ceded	21,357,896	17,433,145

Net	$9,394,206	$7,471,347
Unearned premiums:
Direct	$32,398,750	$20,499,867
Assumed	514,744	114,914
Ceded	22,325,518	14,012,481

Net	$10,587,976	$6,602,300
The Company received $3,783,834 and $12,280,025 in commissions on premiums ceded during the three and nine-month periods ended September 30, 2007, respectively. Had all of the Company’s reinsurance agreements been cancelled at September 30, 2007, the Company would have returned $5,804,635 in reinsurance commissions to its reinsurers and its reinsurers would have returned $22,325,518 in unearned premiums to the Company.

(5)	Income Taxes

The provision for federal and state income taxes for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Current	$(79,368)	$(33,895)	$310,214	$583,712
Deferred	169,310	102,323	442,563	35,003

Total provision for income taxes	$89,942	$68,428	$752,777	$618,715

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48), the Accounting for Uncertainty in Income Taxes – an interpretation of FASB 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company must determine whether it is more-likely-then-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority. A tax position that meets the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. The cumulative effect of applying FIN 48 would have been reported as an adjustment in the opening balance of retained earnings at January 1, 2007. We have determined the impact of adopting FIN 48 to be immaterial.

The Company classifies interest on income tax related balances as interest expense and classifies tax related penalties as operating expense. To date, the Company has not incurred any tax related interest or penalties.
(6)	Capital Stock

Preferred Stock

The series A convertible stock pays a cumulative semi-annual dividend of $0.20 per share. Each outstanding share of preferred stock is convertible into ten shares of common stock automatically two years from the date of issuance, or at any time prior to such automatic conversion at the Holder’s request, and has the voting rights of 10 common shares. The outstanding preferred stock automatically converted, if not converted sooner, at various times during 2007 with the last automatic conversion on May 24, 2007. During the first nine months of 2007, 840,000 shares of preferred stock converted to 8,400,000 shares of common stock. During the second quarter of 2006, 240,000 shares of preferred stock converted to 2,400,000 shares of common stock.

Common Stock

During the first nine months of 2006, the Company issued 840,000 shares of common stock, $0.01 par value, through a private placement. During the first nine months of 2007, 840,000 shares of preferred stock converted to 8,400,000 shares of common stock.

Stock-Based Compensation

The weighted-average grant date fair value of options granted during the nine-months ended September 30, 2007 and September 30, 2006, using the Black-Scholes-Merton option-pricing model, was $0.7844 and $0.7807, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and September 30, 2006 was $162,000 and $60,091, respectively.

Total compensation cost for share-based payment arrangements recognized for the three and nine-month periods ended September 30, 2007 was $110,888 and $329,000, respectively. Total compensation cost for share-based payment arrangements recognized for the three and nine month periods ended September 30, 2006 was $71,841 and $233,572, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	September 30, 2007	September 30, 2006
Expected volatility	106% - 120%	142% - 156%
Weighted average volatility	113%	151%
Risk-free interest rate	2.00% - 2.70%	1.90% - 2.40%
Expected term (in years)	5.0	5.0

     A summary of all stock option activity during the nine months ending September 30, 2007 and 2006 is as follows:

	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	5,347,225	$0.85	4,215,628	$0.97
Add (deduct):
Granted	330,000	$1.06	1,132,315	$0.86
Exercised	(50,000)	$0.25	—	—
Forfeited	(416,750)	$0.78	(239,500)	$0.85
Expired	—	—	(8,000)	$5.50

March 31	5,210,475	$0.87	5,100,443	$0.95
Add (deduct):
Granted	1,091,000	$0.96	448,500	$1.69
Exercised	(120,000)	$0.60	(40,000)	$0.25
Forfeited	(1,099,510)	$0.83	(315,400)	$0.86
Expired	(20,000)	$0.75	(90,000)	$5.67

June 30	5,061,965	$0.91	5,103,543	$0.94
Add (deduct):
Granted	235,000	$0.91	560,500	$1.12
Exercised	(144,000)	$0.46	(5,650)	$0.88
Forfeited	(170,000)	$0.92	(129,100)	$0.85
Expired	(80,000)	$5.25	—	—
September 30	4,902,965	$0.86	5,529,293	$0.96

Exercisable, September 30	1,166,183	$0.57	1,418,430	$1.13
(7)	Commitments and Contingencies

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

Minimum amounts due under the Company’s noncancelable commitments at September 30, 2007 are as follows:

	Long-Term	Operating	Capital
	Debt	Lease	Lease
Payments due by period	Obligations	Obligations	Obligations	Total

Less than 1 year	$1,285,811	$1,526,158	$104,632	$2,916,601

1-3 years	3,634,976	2,209,423	136,628	5,981,027

4-5 years	—	1,612,972	—	1,612,972

More than 5 years	4,966,852	1,820,559	—	6,787,411

Total	$9,887,639	$7,169,112	241,260	$17,298,011

Less amount representing interest			(40,347)

Present value of minimum lease payments			$200,913

Defined Contribution Plan

The Company’s employees participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2007, the Company elected to match 25% of employee contributions up to 4% of gross earnings. Matching contributions during the first nine months of 2007 totaled $37,054. The Company did not make contributions in 2006. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. The company vigorously defends these actions unless a reasonable settlement appears appropriate.

See Subsequent Event Note (11) for additional information.

(8)	Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the three and nine-month periods ended September 30, 2007 and 2006, because their inclusion would be anti-dilutive, are as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Warrants	—	141,918	—	141,918
Stock options	3,576,965	528,500	3,576,965	528,500

	3,576,965	670,418	3,576,965	670,418

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three and nine-month periods ended September 30, 2007 and 2006 are as follows:

		Average Shares	Per Share
	Net Income	Outstanding	Amount
For the three months ended September 30, 2007:
Net income (loss) – basic	$(43,520)	64,731,908	$(0.001)

Effect of common shares issued upon conversion of preferred	—	—
Effect of dilutive stock warrants and options	—	743,816

Net income – diluted	$(43,520)	65,475,724	(0.001)

For the three months ended September 30, 2006:
Net income (loss) – basic	$699,307	54,857,778	0.013

Effect of common shares issued upon conversion of preferred	84,000	8,400,000
Effect of dilutive stock warrants and options	—	1,912,272

Net income – diluted	$783,307	65,170,050	0.012

For the nine months ended September 30, 2007:
Net income – basic	$715,997	60,939,646	0.012

Effect of common shares issued upon conversion of preferred	—	—
Effect of dilutive stock warrants and options	—	792,842

Net income – diluted	$715,997	61,732,488	0.012

For the nine months ended September 30, 2006:
Net income – basic	$1,606,447	52,779,929	0.030

Effect of common shares issued upon conversion of preferred	337,200	8,400,000
Effect of dilutive stock warrants and options	—	2,050,311

Net income – diluted	$1,943,647	63,230,240	0.030

(9) Supplemental Cash Flow Information

	2007	2006
Cash paid during the nine months ended September 30:
Interest	$775,158	$576,549
Income taxes	$7,025	$825,000

The Company recorded net unrealized losses on investment securities during the nine-months ended September 30, 2007 in the amount of $2,538, net of taxes, and unrealized gains on investment securities in the amount of $30,720, net of taxes, for the nine-month period ended September 30, 2006.

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

On September 6, 2007, the Company purchased the assets of Covenant Insurance Group of America, LLC. As part of the purchase agreement, the Company issued a note payable in the amount of $90,000.

The following table illustrates the composition of acquisitions for the nine months ended September 30, 2007 and 2006:

	2007	2006
Fair value of assets acquired	$604,400	$3,253,536
Cash paid to Sellers	(400,000)	(1,257,411)

Liabilities assumed	$204,400	$1,996,125

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply SFAS No. 157, Fair Value Measurements. The Company expects to adopt this standard beginning January 1, 2008. The financial statement impact is being evaluated, however, it is not expected to be material to the Company’s financial position, results of operations or disclosures.

(11) Subsequent Event
On October 3, 2007 a final award of Arbitrators (the “Award”) was entered in the matter of James C. Cook, Thomas Cook Holding Company (“TCHA”), AssuranceAmerica Corporation (the “Company”) and Trustway Insurance Agencies, LLC (the “Claimants”) versus Worldwide Insurance Network, Inc. (“WIN”). The underlying lawsuit, which was brought in August of 2004 on behalf of WIN sought statutory damages, alleging that James C. Cook and TCHA failed to provide it a right of first refusal in not presenting a legitimate offer with proper notice, transferring the management agreement that it had with WIN to a party that would not accept or assume the restrictive covenants, revealing confidential information, and defrauding it by Claimants operation of the program without WIN’s approval. The Company sought damages as a result of lost profits arising from the WIN’s wrongful termination, as well as commissions and bonuses earned by Claimants but withheld by WIN. The Arbitrators’ findings concluded that the Company was required to pay WIN the $415,685 actually paid in commissions while Claimants were operating the program without WIN’s knowledge or permission. Further, the Company is required to pay $65,247 in additional arbitration expenses. Since this award was known prior to the issuance of the September 30, 2007, financial statements, the Company included the $415,685 judgment in the calculation of commission income and included the $65,247 of expenses in general and administrative expenses.
(12) Segment Reporting
The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Florida, Louisiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,500 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurers that write non-standard automobile insurance policies produced by the MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 48 retail insurance agencies that focus on selling nonstandard automobile policies and related coverage’s in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

THIRD QUARTER 2007
Revenues
External customer	$6,539	877	6,998			14,414
Intersegment	$1,620	813	743	743	(3,919)	—
Income
Segment pretax income(loss)	$354	(1,475)	1,358	(192)		45
Assets
Segment assets	$8,168	11,155	110,531	23,047	(22,799)	130,102

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

THIRD QUARTER 2006
Revenues
External customer	$5,369	2,339	5,419	—		13,127
Intersegment	$1,371	555	641	547	(3,114)	—
Income
Segment pretax income(loss)	$252	(478)	1,453	(375)		852
Assets
Segment assets	$5,390	12,349	74,467	21,503	(20,451)	93,258
FIRST NINE MONTHS 2007
Revenues
External customer	$20,632	4,074	19,371			44,077
Intersegment	$5,335	3,372	2,412	2,228	(13,347)	—
Income
Segment pretax income(loss)	$966	(1,954)	3,190	(730)		1,472
Assets
Segment assets	$8,168	11,155	110,531	23,047	(22,799)	130,102

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST NINE MONTHS 2006
Revenues
External customer	$17,732	7,608	16,146	5		41,491
Intersegment	$4,253	2,086	1,877	1,640	(9,856)	—
Income
Segment pretax income(loss)	$1,589	(477)	2,265	(815)		2,562
Assets
Segment assets	$5,390	12,349	74,467	21,503	(20,451)	93,258
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition
     Investments and cash as of September 30, 2007 increased $1.9 million from investments and cash of $21.5 million as of December 31, 2006. The increase was due in part to $2.5 million in cash and income generated through operating activities. The increase was offset by $0.3 million used to purchase the assets of Frontline Insurance Group, LLC on January 3, 2007 and $.1 million used to purchase the assets of Covenant Insurance Group of America, LLC on September 6, 2007. The Company issued new promissory notes in connection with the acquisitions in the amount of $0.2 million. The Company’s long-term investments of $18.0 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of September 30, 2007 increased $11.5 million to $30.2 million compared to December 31, 2006. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2007. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
     Reinsurance recoverable as of September 30, 2007 increased $9.4 million, to $32.0 million compared to December 31, 2006. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The $32.0 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of September 30, 2007 increased $8.3 million to $22.3 million compared to December 31, 2006. The increase results from AAIC’s continued growth and represents premiums ceded to its reinsurers which have not been fully earned.
     Deferred acquisition costs as of September 30, 2007 increased $1.1 million to $1.9 million compared to December 31, 2006. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Other receivables as of September 30, 2007 increased $2.3 million to $2.9 million compared to December 31, 2006. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The change in the TrustWay receivables is directly attributable to direct bill commissions from carriers and related premium produced during the first nine months months of 2007. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the states of Florida and Texas on behalf of two non-affiliated insurers.
     Intangible assets as of September 30, 2007 increased $0.3 million to $11.4 million from the balance of $11.1 million as of

December 31, 2006. This increase is directly related to the goodwill and other intangibles recorded in connection with the Company’s acquisition of the assets of two Alabama insurance agencies less amortization of identifiable intangible assets for the first nine-months of 2007.
     Accounts payable and accrued expenses as of September 30, 2007 increased $3.0 million from December 31, 2006 to $8.0 million. $1.0 million of the balance represents the Company’s liability due to carriers related to an increase in direct bill agency business, $0.7 million increase in unclaimed property, $0.7 million increase in accrued expenses for payroll and general expense and $.4 million accrual for return commission related to a subsequent legal event that occurred on October 3, 2007.
     Unearned premium as of September 30, 2007 increased $12.3 million to $32.9 million from December 31, 2006, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2007.
     Unpaid losses and loss adjustment expenses increased $5.8 million to $30.7 million as of September 30, 2007 from $24.9 million at December 31, 2006. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
     Reinsurance payable as of September 30, 2007 increased $12.8 million to $29.6 million, compared to the balance at December 31, 2006. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2007.
Liquidity and Capital Resources
     Net cash provided by operating activities for the nine-month period ended September 30, 2007 was $4.0 million compared to $5.6 million for the same period of 2006.
     Investing activities for the nine-month period ended September 30, 2007 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.5 million in our headquarters and in TrustWay; the purchase of two Alabama agencies during the year and $5.8 million in purchases, less $1.4 million in sales, of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the nine-month period ended September 30, 2007 included the issuance of common stock resulting in additional capital of $0.1 million. Debt repayments for the periods ended September 30, 2007 and 2006 were $1.2 million and $1.6 million, respectively, and the Company issued two promissory notes in connection with the acquisition of agencies in the amount of $0.2 million.
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
     The growth of the Company has and will continue to strain its liquidity and capital resources. As of September 30, 2007, AAIC’s Capital and Surplus was $11.8 million due to continued positive underwriting results.

Results of Operations
     The Company reported net loss of $44,000 and net income of $0.7 million for the three and nine-month periods ended September 30, 2007 compared to net income of $0.7 million and $1.6 million for the three and nine-month periods ended September 30, 2006. The Company reported basic earnings (loss) per common share of ($0.001) and $0.012 for the three and nine month periods ended September 30, 2007 compared to $0.013 and $0.003 for the three and nine-month periods ended September 30, 2006. Fully diluted earnings (loss) per common share for the three and nine-month periods ended September 30, 2007 was ($0.001) and $0.012 compared to $0.012 and $0.003 for the three and nine month periods ended September 30, 2006. The third quarter loss was mainly attributable to the aforementioned subsequent event and a decline in operating results from the retail operating segment.
Revenues
Premiums
     Gross premiums written for the three and nine month periods ended September 30, 2007 were $21.5 million and $70.0 million, respectively. In the comparable period for 2006, AAIC recorded $18.3 million and $53.8 million, respectively, in gross premiums written. 2007 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $21.1 million and $68.8 million in the respective three and nine month periods, plus $0.4 and $1.2 million, in the respective three and nine month periods, of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to a reinsurance contract, “assumed premiums written.” 2006 gross premiums written includes direct premiums written of $18.3 million and $53.6 million in the respective three and nine month periods, plus $7,000 and $0.2 million, in the respective three and nine month periods, of assumed premiums written. The majority of our growth occurred in Florida, where AAIC began writing policies in 2006. Entry into Florida accounted for $19.6 million of the $15.2 million increase, or 129%, during 2007 over the comparable 2006 period. As of September 30, 2007 Florida accounts for 38% of year-to-date direct written premium, surpassing Georgia for the first time in the history of the Company. This is due also, in part to the decline in Georgia premium during the first nine months of 2007 from the comparable 2006 period. Rate increases during the latter part of 2006 continued to suppress Georgia growth. Georgia premium for the nine month period ended September 30, 2007 declined $5.9 million or 18% from the 2006 comparable period. South Carolina premium declined $1.6 million in response to rate increases and competition during the first nine months of 2007, when compared with the first nine months of 2006. Growth in Louisiana premium of $2.5 million during the first nine months reflects entry into this new state during the fourth quarter of 2006. Generally, policies inforce increased 30% from December 31, 2006 to September 30, 2007. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the three and nine month periods ended September 30, 2007, was $14.6 million and $47.2 million, respectively.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $6.8 million and $18.7 million for the three and nine month periods ended September 30, 2007 and compares to $5.2 million and $15.6 million, respectively, for the three and nine month periods ended September 30, 2006.
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
     Commission income, as a result of business produced in both TrustWay and MGA, for the three and nine month periods ended September 30, 2007 was $4.5 million and $16.3 million, respectively, compared to $5.3 million and $17.7 million for the same periods ended September 30, 2006. During the fourth quarter of 2006, TrustWay closed five locations for strategic reasons, which resulted in a decline in revenue for our Florida agencies. Increases in Florida business as noted above stemmed from both increased production with unaffiliated Florida agencies. Total commission income earned by TrustWay from the production of AAIC for the three and nine month periods ended September 30, 2007 totaled $.9 million and $3.4 million, respectively and this amount is eliminated from total commission income (revenue) and commission expense. AAIC pays MGA commission on the 30% of premium which AAIC retains. This amount is subsequently eliminated upon consolidation. The amount eliminated was $1.6 million and $5.3 million, respectively, for the three and nine month periods ended September 30, 2007.
     Managing general agent fees for the three and nine month periods ended September 30, 2007 were $2.9 million and $8.1 million, respectively, an increase of $0.6 million and $0.9 million, when compared to the same periods of 2006.

     Other fee income was flat and decreased $0.2 million for the three and nine month periods ended September 30, 2007 from the comparable periods of 2006. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income was $.2 million and $.6 million for the three and nine month periods ended September 30, 2007 from $0.2 million and $0.5 million in the comparable 2006 periods. This is primarily a result of an increase in average invested assets. The improved cash flows from our insurance operations resulted in increases in average invested assets.
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
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three and nine month periods ended September 30, 2007 was $10.2 million and $30.4 million, respectively.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $4.7 million and $13.6 million for the three and nine month periods ended September 30, 2007. As a percentage of earned premiums, this amount increased for the three month period ended September 30, 2007 from 64.6% to 69.5%, when compared with the same period in 2006. As a percentage of earned premiums, this amount decreased for the nine month period ended September 30, 2007 from 72.7% to 72.5%, when compared with the same period in 2006. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The decrease in the year-over-year loss ratio is in part due to planned price increases in certain states in response to previously reported loss increases.
Other Expenses
     Other operating expenses, including selling and general and administrative increased $0.7 million and $1.3 million for the three and nine-month periods ended September 30, 2007 when compared to the same periods of 2006. As a percentage of revenue, selling and general and administrative expenses for the three month period ended September 30, 2007 decreased from 63.1% to 62.6% when compared to the 2006 period. As a percentage of revenue, selling and general and administrative expenses for the nine month period ended September 30, 2007 decreased from 62.1% to 61.3% when compared to the 2006 period. Depreciation and amortization expense decreased $0.1 million and increased $0.1 million for the three and nine month periods ended September 30, 2007 when compared to the same periods of 2006. These increases are associated with the increase in fixed and intangible assets, including the added depreciable and amortizable assets from the four agency acquisitions in January 2006 and January 2007.
Income Tax Expense
     The provision for income taxes for the three and nine month periods ended September 30, 2007 consists of federal and state income taxes at the Company’s effective tax rate. The Company’s tax expense was $0.1 million and $0.8 million for the three and nine month periods ended September 30, 2007, representing an effective tax rate of 51% for the first nine months of 2007. This tax expense compares with $0.1 million and $0.6 million for the comparable 2006 periods, which was an effective tax rate of 24% for the year. The tax rate for the three and nine month periods ended September 30, 2006 included a partial reversal of prior year valuation allowances on net operating loss carry-forwards.
Off-Balance Sheet Arrangements

     The Company did not have any off-balance sheet arrangements during the nine months ended September 30, 2007.
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
Interest Rate Risk
Investments.  Our investment portfolio consists primarily of fixed-maturity debt securities, all of which are classified as available for sale.  For these securities, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality.  The value of the fixed maturity securities portfolio is subject to interest rate risk where the value of the fixed maturity securities portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity securities portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates.  More specifically, it is the approximate percentage change in the value of a bond or bond portfolio due to a 100 basis point change in interest rates.  The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items. We strive to limit interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities.  Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities in our portfolio. We do not hedge our exposure to interest rate risk because we have the capacity to, and typically do, hold fixed-maturity investments to maturity. The effective duration of the portfolio as of September 30, 2007 was 4.61 years.  Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by $0.9 million, or 5.9%.  Conversely, a 1.0% decline in interest rates would result in approximately $0.5 million, or 3.1%, appreciation in the market value of our fixed income portfolio.
Credit Facility.  We also have exposure to market risk for changes in interest rates because we have variable rate debt.  The interest rate we pay increases or decreases with the changes in LIBOR.  Based on our borrowings under the floating rate credit agreement at September 30, 2007, a 10% increase in market interest rates would increase our annual net interest expense by approximately $20,000.  Conversely, a 10% decrease in market interest rates would decrease our annual net interest expense by approximately $20,000.
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

Estimated
		Carrying Value at	Change in
		Adjusted Market	Value as a
(Dollar amounts in thousands)	Carrying	Rates/Prices	Percentage of
September 30, 2007	Value	Indicated Above	Carrying Value
Fixed maturity securities available-for-sale, at fair value	$15,425.4	$14,331.1	(7.1)%
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
The following summarizes the effective duration distribution of our fixed maturity securities portfolio.

	Duration Ranges
September 30, 2007	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20
Fair value percentage of fixed maturity security portfolio	7.2%	16.3%	29.9%	37.0%	9.6%	0.0%
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
Credit Risk
Investments.  The fixed maturity securities portfolio of our insurance subsidiary is subject to credit risk. This risk is the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We attempt to manage our credit risk through issuer and industry diversification.  We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines.  Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer.  All of the debt securities in our portfolio were rated investment grade by the National Association of Insurance Commissioners, or the NAIC, and Standard & Poor’s as of September 30, 2007.
Reinsurance. The Carrier places reinsurance with five major unaffiliated reinsurers. Two of the reinsurers are authorized and three are unauthorized To the extent that a reinsurer may be unable to pay losses for which it is liable to Carrier under the terms of its reinsurance agreement, Carrier remains liable for such losses. The Company attempts to minimize this risk by maintaining reinsurance agreements with financially sound reinsurers. The Company maintains security trust agreements with the two unauthorized reinsurers, whereby all reinsurance receivables are pre-funded and secured. As of September 30, 2007 there were no amounts deemed uncollectible.
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
There were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the foregoing evaluation that occurred during the nine month period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect subsequent to the date of the evaluation, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to the Consolidated Financial Statements — Subsequent Event
ITEM 1A. RISK FACTORS
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
     Policy service fee revenues have provided additional revenues equivalent to approximately 10.7% of gross premium produced by MGA. These fees include policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Our revenues could be reduced by changes in insurance regulation that restrict our ability to charge these fees. Those arrangements are subject to insurance holding company act regulation in the states where our insurance subsidiaries are domiciled. Continued payment of these fees could be affected if insurance regulators in these states determined that these arrangements are not permissible under the insurance holding company acts.
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
     Our level of debt could affect our financial performance. As of September 30, 2007, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $9.8 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.
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
     Our results of operations depend in part on the performance of our invested assets. As of September 30, 2007, 87% of our investment portfolio was invested in fixed maturity securities with the remainder equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.
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
     For the nine month period ended September 30, 2007, we generated approximately 78% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.
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

ASSURANCEAMERICA CORPORATION

Date: November 14, 2007

/s/ Lawrence Stumbaugh

Lawrence Stumbaugh
Chief Executive Officer

Date: November 14, 2007

/s/ Gregory D. Woods

Gregory D. Woods
Acting Chief Financial Officer