Form 10-K
period 2007-12-31
ASSURANCEAMERICA CORP
filed 2008-03-28
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number: 0-6334

ASSURANCEAMERICA CORPORATION

NEVADA	87-0281240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 Interstate North Pkwy., Suite 600, Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number (770) 952-0200

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by persons other than affiliates of the registrant as of June 30, 2007 was $16,300,301 based on a sale price of $1.00 per share.

There were 64,923,881 shares of the registrant’s common stock outstanding as of March 15, 2008.

Documents Incorporated By Reference

Parts of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be held on April 24, 2008 are incorporated by reference into Part III of this report.

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

History

AssuranceAmerica Corporation, a Nevada corporation (the “Company”) (formerly Brainworks Ventures, Inc.), is an insurance holding company that was originally incorporated in 1969 under the laws of the state of Utah. AssuranceAmerica Corporation, a Georgia corporation (“AssuranceAmerica Georgia”), began the Company’s current insurance business in 1998 through its subsidiary, TrustWay Insurance Agencies, LLC (“TrustWay”), a Delaware limited liability company (formerly AssetAmerica Insurance Agencies, LLC). In 1999, the Company formed another subsidiary, AssuranceAmerica Managing General Agency LLC (“MGA”), a Delaware limited liability company, that until 2003 provided all of the underwriting, claims and policyholder service functions for the Georgia nonstandard personal automobile program for Gateway Insurance Company of St. Louis, Missouri. In late 2002, the Company formed its subsidiary AssuranceAmerica Insurance Company (“AAIC”), a property and casualty insurance company and South Carolina corporation, that focuses on writing nonstandard automobile business.

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

Who We Are

We are a holding company which, through our wholly-owned insurance company, managing general agency, and retail agency network, primarily underwrites and distributes non-standard personal automobile insurance products to individuals, primarily in the southeastern United States. Non-standard personal automobile insurance is usually provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type, or other factors. These policies generally require higher premiums than standard policies for comparable coverage. We offer products in seven states, including Georgia, South Carolina, Florida, Louisiana, Texas, Alabama, and Mississippi.

We began our current insurance business in 1998 through the acquisition of a series of retail insurance agencies located in Florida now known as TrustWay. In 1999, we organized MGA, which initially provided all of the underwriting, claims and policyholder service functions for the Georgia non-standard personal automobile program for an unaffiliated insurance company. In late 2002, we organized AAIC, which began underwriting nonstandard personal automobile policies in April 2003 and currently writes business in Florida, Georgia, Louisiana, South Carolina, Texas, Alabama, and Mississippi.

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

AAIC is a property and casualty insurance company domiciled in South Carolina that focuses on writing nonstandard automobile business in Alabama, Florida, Georgia, Louisiana, South Carolina, Texas, and Mississippi. It is also licensed to underwrite business in Arizona, West Virginia, Pennsylvania, Indiana, Illinois and Arkansas. We expect AAIC to begin writing business in two to four new states each year for the next several years, provided that the underwriting environment remains positive and the capital and surplus of AAIC supports such growth. AAIC cedes 70% of its gross written premiums to four reinsurers, three of which are rated A- or better by A.M. Best and one of which is rated B++ by A.M. Best.

MGA markets AAIC’s policies through more than 1600 independent insurance agencies. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurers that in 2007 retained a portion of the non-standard automobile insurance policies produced by MGA in Florida and Texas. MGA receives commissions and other administrative fees from AAIC and the unaffiliated insurance companies based on the amount of gross premiums produced for each respective company. Additionally, MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations.

TrustWay is comprised of 50 retail insurance agencies with 41 locations in Florida, 5 locations in Alabama, and 4 locations in Georgia. TrustWay has been appointed by a number of unaffiliated insurance carriers and AAIC, and primarily sells non-standard personal automobile insurance and related products and services. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

Our Industry

Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2007, this market was estimated to be $164.4 billion by NAIC Market Share Reports. Personal auto insurance provides coverage to drivers for liability to others for both bodily injury and property damage and for physical damage to an insured’s vehicle from collision and other perils. Personal auto insurance is comprised of preferred, standard and non-standard risks. Non-standard insurance is intended for drivers who, due to their driving record, age, vehicle type, payment history or other factors represent a higher than normal risk. As a result, customers that purchase non-standard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.

While there is no established industry-recognized demarcation between non-standard policies and all other personal auto policies, we believe that non-standard auto risks or specialty auto risks generally constitute approximately 15-20% of the overall personal automobile insurance market, with the exact percentage fluctuating according to competitive conditions in the market.

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

Target Market

The typical purchaser of non-standard personal automobile insurance is highly sensitive to price and payment terms, but generally insensitive to insurer ratings. AAIC is not rated by A.M. Best. Our insureds typically purchase insurance from AAIC or one of its competitors because of a lack of other coverage options and will switch to a standard provider when able. Generally, the resulting customer non-renewals have historically been more than offset by new customers entering our markets.

Our market has a significant Hispanic component. We have done limited targeted marketing to reach the Hispanic population, but we plan to apply resources toward this in the future. This market demographic is prominent in the southeast and, as of December 31, 2007, represents approximately 20% of our policies in-force.

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

All claims are assigned to experienced claims personnel and the files are directed immediately to handling adjusters to reduce cycle time. The Claims Division is organized into five units to provide specialized file handling capability.

We make an effort to keep the file pending levels for our adjusters at below industry standards to reduce errors. All adjuster authority levels are determined based on the experience of the particular adjuster. We have a formalized reserving and audit processes, conduct periodic file audits, conduct a monthly reserve reconciliation process and complete quarterly reviews of every pending file.

The Claims Division has installed a new web-based claims system which is expected to create gains in productivity by streamlining the claims processes, and to provide a competitive advantage by utilizing immediate, real time data for evaluation purposes and the exchange of information with fraud fighting agencies.

Underwriting and Customer Service

The Underwriting and Customer Service Division services the needs of our agents and insureds. A number of the Customer Services associates are bilingual and work predominately on a Spanish call line providing service to our Spanish-speaking agents and insureds.

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

Product Development and Management

The Product Development and Management Division designs and prices each insurance product we offer, assists in the introduction of each new product to the agency force, monitors each product, and recommends rate changes, policy payment plans, new insurance coverages and variables. This division uses our data warehouse to analyze and follow each product from the point of sale through termination and claims settlement, if any. We perform a market analysis for each new state prior to expanding operations. As part of the analysis, we produce and review actuarial studies, analyze required forms and coverages, and analyze rate and competitive environment studies. After reviewing this data, we prioritize potential expansion states.

Information Technology

The Information Technology Division is responsible for the management of the information technology functions of MGA and AAIC and also advises TrustWay on its information technology functions. This division is organized in three groups: Application Development, Business Intelligence and Infrastructure Support.

With respect to the Application Development group, our primary application is our policy management system (PTS), which was designed for the non-standard automobile insurance industry. This software application is an end-to-end, enterprise wide, real-time, web-based policy administration system. PTS manages and increases efficiencies among the most critical functions and throughout our entire organization.

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

PTS is designed to be scalable and is expected to be capable of handling millions of policies. This allows PTS to grow as our business grows. Additional lines of insurance may be added as needed. The agreement with the vendor of this software package grants us a perpetual license to the source code and the ability to develop derivatives and advance the product to meet business demands and react to changing market conditions.

The Business Intelligence group supports our central data warehouse. Our data warehouse integrates and cleanses data from multiple sources and is the main repository of our Company’s historical data. It allows for complex reporting queries to be run without slowing down operational systems. This area also provides the Company with real time business intelligence through a set of processes, architectures, and technologies that transform raw data into actionable reports, gauge driven scorecards, and dashboards.

The Infrastructure Support group supports our voice and data networks, hosts our websites, policy administration system, the accounting system and the data warehouse. They are also responsible for the VOIP phone system and desktop support.

We have contracted with Sunguard Availability Services for our disaster recovery services, which include critical applications, voice systems and data recovery.

Retail Operations

Our entry into the insurance industry in January 1998 was through the acquisition of 33 retail agencies in Florida. We reduced the number of locations over time to 26, and have since acquired several additional insurance agencies. All of the retail operations currently operate under the TrustWay brand or as a division of TrustWay and consist of 50 independent non-standard automobile insurance agencies located in Florida (41), Alabama (5), and Georgia (4).

TrustWay actively writes new business with four to ten carriers depending upon the state or office.

We expect to grow the number of agency locations through the opening of additional offices, selected acquisitions, and increasing the average premium volume per location through improved marketing and retention efforts.

Reinsurance

In the normal course of business, AAIC seeks to reduce its overall risk levels by obtaining reinsurance from reinsurers. Reinsurance contracts do not relieve AAIC from its obligations to policyholders in the event that a reinsurer is unable to make its payments to AAIC. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. AAIC cedes 70% of its gross written premium to four reinsurers, three of which are rated A-or better by A.M. Best and one of which is rated B++ by A.M. Best.

Reserves

AAIC establishes reserves for its estimated liability for unpaid losses and loss adjustment expenses on an individual case basis for all reported incidents. The reserve includes amounts for uncollected expenses, anticipated future claim development and losses incurred but not reported (based upon actuarial analysis of historical data). The Claims Department has standardized the process for setting and adjusting the reserving process and conducts file audits, monthly reserve reconciliation and a quarterly review of every pending file. Additionally, the reserves for loss and loss adjustment expenses are reviewed semi-annually by a consulting actuarial firm.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles; other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating and underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some areas adopted, which deal with use of non-public consumer information and use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the U.S. Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze, or set rates to or at a level that is not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has affected adversely, and in the future may affect adversely, the profitability and growth of the automobile insurance business in those jurisdictions, and may limit the ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the ability to price automobile insurance adequately, or affecting the insurance operations adversely in other ways, may occur in the future. The impact of these regulatory changes on us cannot be predicted.

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

We currently compete with many national, regional and local writers. The insurance underwriting and agency businesses are highly competitive. Many competitors are national in scope, larger, and better capitalized than we are. Some competitors have broad distribution networks of employed agents. Smaller regional insurance companies and local agents also compete vigorously at the local level. We believe our focus on the non-standard automobile market combined with competitive prices, payment terms and emphasis on customer service, gives us a competitive advantage.

Employees

As of December 31, 2007, we had 282 employees, whom we refer to as associates. All but one of whom were full-time.

Item 2.	PROPERTIES

The corporate headquarters of the Company is located at RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. The Company currently leases its office space at the RiverEdge One facility under a 12-year lease that commenced on May 1, 2003.

The Company’s agencies are all located in leased locations throughout Alabama, Florida and Georgia under short to medium term commercial leases. The Company believes these facilities to be sufficient for its current and future needs.

Item 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings other than routine litigation that is incidental to its business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

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

	Bid Prices
Quarter Ended	High	Low

2006 Fiscal Year:
March 31, 2006	$1.80	$0.82
June 30, 2006	$1.81	$1.22
September 30, 2006	$1.25	$1.00
December 31, 2006	$1.12	$0.78
2007 Fiscal Year:
March 31, 2007	$1.75	$0.80
June 30, 2007	$1.01	$0.83
September 30, 2007	$1.00	$0.60
December 31, 2007	$0.75	$0.36

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

At March 15, 2008, there were approximately 781 holders of record of the Company Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Revenue	$15,167,804	$14,494,964	$14,414,713	$14,301,219
Income (loss) from operations	1,152,257	274,720	44,451	(689,179)
Net income (loss) attributable to common shareholders	639,124	120,392	(43,520)	(440,619)
Diluted net earnings (loss) per share attributable to common shareholders	0.010	0.002	(0.001)	(0.006)
2006
Revenue	$15,376,950	$12,986,923	$13,127,204	$12,231,765
Income from operations	1,198,153	512,474	851,735	149,523
Net income attributable to common shareholders	669,971	237,169	699,307	2,703,952
Diluted net earnings per share attributable to common shareholders	0.010	0.004	0.011	0.041

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net income of $.3 million for the year ended December 31, 2007 compared to net income of $4.7 million for the year ended December 31, 2006. The Company reported basic earnings per common share of $0.004 for the year ended December 31, 2007 compared to $0.080 for the year ended December 31, 2006. Fully diluted earnings per common share for the year ended December 31, 2007 was $0.004 compared to $0.075 for the year ended December 31, 2006. 2006 results include an income tax benefit of $2.0 million. Pre-tax earnings decreased $1.9 million for period ended December 31, 2007 compared to the comparable 2006 period.

Contributing factors towards the Company’s 2007 decline in net income includes a decline in net income from the Company’s retail operations. This factor was partially offset by increases in earned premium in AAIC and related increases in commission and fee income in the MGA. Increased loss and loss adjustment expenses (“Loss Ratio”) in AAIC, from 73.4% in 2006 to 74.3% in 2007 partially offset these increases in revenues. Fee income improvements in the MGA reflect fees associated with increased premium production in AAIC in the states of Florida, Louisiana, Texas and Alabama and fees associated with entry into the state of Texas through an unaffiliated insurance company. Commission and fee income declines in TrustWay are, in part, representative of changes in the regulatory environment in Florida as well as a decline in the construction industry. The state of Florida’s mandatory insurance coverage for personal injury protection sunset in 2007, which contributed to a decline in revenue for the retail agencies. The personal injury protection has been reinstated by the state of Florida on January 1, 2008.

Revenues

Premiums

Gross premiums written for the year ended December 31, 2007 were $88.4 million. In the comparable period for 2006, AAIC recorded $69.1 million in gross premiums written. 2007 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $86.8 million, plus $1.6 million of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance company’s pursuant to a reinsurance contract, referred to as “assumed premiums written.” AAIC’s recorded assumed premiums written was $0.3 million in the year ended December 31, 2006. The majority of our growth occurred in Florida, where AAIC began writing policies in early 2006. Entry into Florida accounted for $22.1 million of the increase, over the comparable 2006 period. Entry into the states of Louisiana and Mississippi during 2007 accounted for $4.4 million year-over-year increase in direct premiums written in AAIC. Georgia the state from which we receive the majority of our premiums, representing 40% of our direct written premium, declined $7.0 million due to a continued soft market and pricing pressures. Direct premiums written in South Carolina decreased 21% in 2007 from the prior year reflecting increased competition in the state. Policies in force increased 27% from December 31, 2006 to December 31, 2007. The Company cedes approximately 70% of its direct premiums written to its reinsurers. The amount ceded for the year ended December 31, 2007, was $59.8 million as compared to $47.0 million in 2006.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $25.4 million for the year ended December 31, 2007 and compares to $20.9 million for the year ended December 31, 2006.

Commission and Fee Income

MGA and TrustWay produce and service non-standard personal automobile insurance business for AAIC and other insurers. We receive service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of these insurers. We also receive commission and service fee income in TrustWay on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk, including travel protection, vehicle protection and hospital indemnity insurance policies. Commission rates vary among carriers and are applied to written premium to determine commission income.

Commission income, as a result of business produced in both TrustWay and the MGA, for the year ended December 31, 2007 decreased $1.4 million compared to the same period ended December 31, 2006. The decrease primarily relates to the TrustWay agency commission income for the 2007 period over the comparable 2006 period, which was negatively impacted by the Florida regulatory change and the decline in the Florida construction industry, which supports many of our insureds in the state of Florida. The decrease was offset by commissions earned from two non-affiliated insurers from whom the Company generates premium. Also AAIC pays MGA commission on the 30% of premium which AAIC retains. The commission is subsequently eliminated upon consolidation. The amount eliminated was $6.7 million for the year ended December 31, 2007.

Managing general agent fees for the period ended December 31, 2007 were $10.9 million, an increase of $1.7 million when compared to the same period of 2006. Increases in the number of policies sold are the largest contributing factor.

Net Investment Income

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income increased to $0.8 million period ended December 31, 2007 from $0.7 million in the comparable 2006 period. This is primarily a result of an increase in average invested assets.

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

We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the year ended December 31, 2007, was $41.6 million.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $18.9 million for the period ended December 31, 2007. As a percentage of earned premiums, this amount increased for the period ended December 31, 2007, from 73.4% to 74.3%, when compared with the same period in 2006. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The increase in the year-over-year loss ratio is directly attributable to the Company’s increase in writings and exposure in certain states.

Other Expenses

Other operating expenses, including selling and general and administrative expenses increased $3.1 million for the year ended December 31, 2007 when compared to the same period of 2006. These increases are associated, in part, with the growth of AAIC and related operations. AAIC and MGA experienced proportionate increases in selling costs as the premiums written increase. As a percentage of revenue, selling and general and administrative expenses for the twelve-month period ended December 31, 2007 increased from 61.6% to 62.0% when compared to the 2006 period. This increase is primarily attributable to the increase in production related to the MGA. Depreciation and amortization expense increased $0.1 million for the year ended December 31, 2007 when compared to the same period of 2006. This increase is associated with the increase in fixed and intangible assets, including the added depreciable and amortizable assets from three Alabama agency acquisitions in 2007.

Income Tax Expense (Benefit)

The provision for income taxes for the year ended December 31, 2007 in the amount of $.5 million consists of federal and state income taxes at an effective rate of 66%. The company experienced a higher tax rate due to the impact of incentive stock option compensation expense in 2007. The Company had a tax benefit of $2.0 million for the period ended December 31, 2006, representing an effective tax rate of negative 74%. The negative tax rate primarily results from a reversal of prior year valuation allowances on net operating loss carry-forwards and additional recognition of deferred tax assets realized in connection with the acquisition of The Insurance Center, Inc. subsequent to the acquisition. The recognition of these additional deferred tax assets, including the reversal of the valuation allowance were recorded in the fourth quarter of 2006.

Financial Condition

Investments and cash as of December 31, 2007, increased $2.2 million from investments and cash of $21.5 million as of December 31, 2006. The increase was due in part to $4.7 million in cash and income generated through operating activities. The increase was offset by $0.4 million in net investments made in agencies during the year: the purchase of the assets of Frontline Insurance Group, LLC on January 1, 2007, the purchases of Covenant Insurance Group, Inc. on September 30, 2007 and Bush Insurance, Inc. on October 31, 2007. The Company issued new promissory notes in connection with these acquisitions in the amount of $.2 million. The Company’s investments of $17.6 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.

Premiums receivable as of December 31, 2007, increased $10.1 million to $28.8 million compared to December 31, 2006. The balance represents amounts due from AAIC’s insured and the increase is directly attributable to the increase in AAIC’s premium writings during 2007. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverable as of December 31, 2007, increased $6.7 million, to $29.3 million compared to December 31, 2006. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it generally cedes 70% of both premiums and losses. The $29.3 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.

Prepaid reinsurance premiums as of December 31, 2007, increased $7.1 million to $21.1 million compared to December 31, 2006. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.

Property and equipment, net of depreciation, decreased $.1 million as of December 31, 2007 from December 31, 2006 to $2.4 million. The decrease is attributable to depreciation on the purchase of computer software and hardware at the Company’s corporate headquarters and furniture and leasehold improvements in both its agencies and corporate headquarters.

Other receivables as of December 31, 2007 increased $2.4 million to $2.9 million compared to December 31, 2006. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to the MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The change in the TrustWay receivables is directly attributable to the change in direct bill commissions from carriers as we transition more business from an agency bill basis to a direct bill basis. Policies issued under a direct bill basis traditionally have higher renewal rates than policies issued on an agency bill basis. The increase in the MGA receivables is directly attributable to increases in business placed by the MGA in the state of Florida and Texas on behalf of a two non-affiliated insurers.

Intangible assets as of December 31, 2007, increased $.3 million to $11.4 million from the balance of $11.1 million as of December 31, 2006. This increase is directly related to the Company’s acquisition of three Alabama insurance agencies, less amortization of identifiable intangible assets for 2007.

Prepaid income tax decreased $0.5 million compared to the balance as of December 31, 2006. This decrease represents income tax refunds anticipated of $.6 million for 2007 less current taxes payable of $0.1 million.

Deferred tax assets decreased $.7 million compared to the balance as of December 31, 2006. This decrease primarily represents the utilization of net operating loss carry forwards available to the Company as of January 1, 2006 and an increase in deferred taxes for policy acquisition costs.

Accounts payable and accrued expenses as of December 31, 2007, increased $2.2 million from December 31, 2006 to $7.2 million. $.4 million of the balance represents the Company’s liability due to carriers related to an increase in direct bill agency business, $0.7 million represents an increase in unclaimed property, $0.7 million represents an increase in accrued expenses for payroll and general expense and $.2 million represents an increase in deferred revenue.

Unearned premium as of December 31, 2007 increased $10.4 million to $31.0 million from December 31, 2006, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during 2007.

Unpaid losses and loss adjustment expenses increased $8.8 million to $33.7 million as of December 31, 2007 from $24.9 million at December 31, 2006. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.

Reinsurance payable as of December 31, 2007 increased $8.4 million to $25.2 million, compared to the balance at December 31, 2006. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains two quota-share reinsurance treaties with its reinsurers in which it cedes 70% of the both premiums and losses for the majority of its states and 100% of a portion of its Florida business. The increase is directly attributable to the increase in AAIC’s premium writings during 2007.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of December 31, 2007 increased $0.6 million to $2.9 million, compared to the balance at December 31, 2006. The increase is related to increases in AAIC writings.

Notes payable as of December 31, 2007, decreased approximately $1.3 million compared to December 31, 2006. The change results from the certain notes issued totaling $.2 million in connection with three agency acquisitions made during 2007 less payments of $1.5 million paid on promissory notes.

On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), a wholly-owned subsidiary of the Company, consummated the private placement of 5,000 shares of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). These debentures are classified as debt and are presented net of the discount to be amortized over the life of the debentures on the Company’s statements of financial position. The interest paid and accrued on these debentures is classified as interest expense in the consolidated statements of operations.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2007, was $5.1 million compared to net cash provided by operating activities of $7.8 million for the same period of 2006.

Investing activities for the year ended December 31, 2007 consisted of the purchase of leasehold improvements and property and equipment in the amount of $.4 million in our headquarter’s and in TrustWay, $.4 million for the purchase of three Alabama agencies during the year, and $4.9 million in net purchases of investments.

Financing activities for the year ended December 31, 2007 included the issuance of common stock resulting in additional capital of $0.1 million. Debt repayments for the year ended December 31, 2007 were $1.3 million and the Company issued new promissory notes in connection with the acquisition of three agencies in an amount totaling $.2 million.

The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman, and its Chief Executive Officer, and issuance of its Series A Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman and its Chief Executive Officer. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first nine months of 2005, the Company issued 840,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $4.2 million. The Series A Convertible Stock paid a semi-annual dividend of $0.20 per share. All the series A convertable stock has been converted to common stock. During the fourth quarter of 2005, the Company issued 669,821 shares of its Common Stock for an aggregate consideration of $435,000. During the first quarter of 2006, the Company issued 600,000 shares of its Common Stock for an aggregate consideration of $390,000. During 2007, 840,000 shares of preferred stock converted to 8,400,000 shares of common stock.

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

The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum Capital and Surplus of $3.0 million. As of December 31, 2007, AAIC’s Capital and Surplus was $11.9 million.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during the year ended December 31, 2007.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All information required to be disclosed in Item 8 is incorporated by reference from the section entitled “Index to Financial Statements” in Item 15 of this Annual Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We encountered no disagreements with accountants on accounting principles or disclosures.

Item 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and its Acting Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of December 31, 2007, we maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information regarding executive officers, all information required to be disclosed in Item 10 is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 (“Proxy Statement”).

Executive Officers

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Positions Held

Guy W. Millner	72	Chairman
Lawrence (Bud) Stumbaugh	67	President and Chief Executive Officer
Gregory D. Woods	46	Controller and Acting Chief Financial Officer
Mark H. Hain	58	Senior Vice President, General Counsel and Secretary
Joseph J. Skruck	43	President, AssuranceAmerica Managing General Agency, LLC (a subsidiary of the Company)
Charlie Brock	53	Vice President — Sales, AssuranceAmerica Managing General Agency, LLC (a subsidiary of the Company)
Scott Nelson	40	Regional Vice President — Product Development, AssuranceAmerica Managing General Agency, LLC (a subsidiary of the Company)
Elise Quadrozzi	47	Senior Vice President — Claims and Underwriting, AssuranceAmerica Managing General Agency, LLC (a subsidiary of the Company)
David Anthony	48	Vice President — Information Technology, AssuranceAmerica Managing General Agency, LLC (a subsidiary of the Company)
Tony Pepsoski	40	Regional Vice President — Product Development, AssuranceAmerica Managing General Agency, LLC (a subsidiary of the Company)

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

Mark H. Hain has served as Senior Vice President, General Counsel and Secretary since August 2005. Prior to joining the Company, Mr. Hain was in the private practice of law for two years and was General Counsel for Computer Jobs.com, Inc. for two years. He served as Senior Vice President and General Counsel for Norrell Corporation from 1988 to 1999, and as General Counsel for American First Corporation, C.L. Frates & Co, Inc. and the Oklahoma Insurance Department prior to 1998.

Joseph J. (Joe) Skruck, CPCU, has served as the President and Chief Operating Officer of AssuranceAmerica Managing General Agency, LLC, an insurance subsidiary of the Company, since January 2002. He served as Senior Vice-President of Sun States Insurance Group from 1998 through 2001.

Charlie Brock has served as the Vice President — Sales of AssuranceAmerica Managing General Agency, LLC, an insurance subsidiary of the Company since he joined the Company in December, 2007. He was Chief Marketing Officer and Vice President of Sales for Access Insurance Company from April 2007 to December 2007. He was the President and COO of Executrac, Inc., Atlanta, Ga, from 2003 to April 2007. Prior to 2003, Mr. Brock served in several capacities with The Coca-Cola Company, Frito-Lay and Proctor and Gamble.

Gregory D. Woods joined the Company in 2005 and serves as Controller and Acting Chief Financial Officer of the Company. Prior to joining the Company, he spent six years with Assurant Group in various financial management roles within the company. Mr. Woods also served as the Controller with Aon Specialty Corporation for three years. He has an insurance accounting career that spans over 20 years.

Elise A. Quadrozzi CPCU, AIC, joined the Company in 2003 and serves as Senior Vice President of Claims and Underwriting for the Company. She has an insurance career spanning over 21 years. She has held several senior level management positions, most recently as Director of Accident Management with AKZO Nobel Coatings Inc. from 2001 until she joined the Company.

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

Item 11.	EXECUTIVE COMPENSATION

All information required to be disclosed in Item 11 is incorporated by reference from the section entitled “Executive Compensation” in the Company’s Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for information regarding the Company’s equity compensation plans set forth below, all information required to be disclosed in Item 12 is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Company’s Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities	Weighted-	Number of securities remaining
	to be issued upon	Average	available for future issuance
	exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding	plans (excluding securities
Plan Category	warrants and rights	Options	reflected in column (a))

Equity compensation plans approved by stockholders(1)	4,946,665	$0.80	2,239,335
Equity compensation plans not approved by stockholders	—	N/A	—
Total	4,946,665	$0.80	2,239,335

(1)	Consists of options granted under the Company’s 2000 Stock Option Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

All information required to be disclosed in Item 13 is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

All information required to be disclosed in Item 14 is incorporated by reference from the Company’s Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

The following financial statements of the Company, together with the Report of the Company’s Independent Registered Public Accounting Firm dated March 25, 2008, are filed herewith:

(2) Financial Statement Schedules

All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the respective financial statements or related notes.

(3) Exhibits

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

Date: March 28, 2008

By:	/s/ Lawrence Stumbaugh
Lawrence Stumbaugh, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lawrence Stumbaugh Lawrence Stumbaugh	Chief Executive Officer and Director (Principal Executive Officer)	Date: March 28, 2008

/s/ Gregory Dean Woods Gregory Dean Woods	Controller and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 28, 2008

/s/ Guy W. Millner Guy W. Millner	Chairman of the Board of Directors	Date: March 28, 2008

/s/ Donald Ratajczak Donald Ratajczak	Director	Date: March 28, 2008

/s/ Quill O. Healey Quill O. Healey	Director	Date: March 28, 2008

/s/ John E. Cay, III John E. Cay, III	Director	Date: March 28, 2008

/s/ Kaaren J. Street Kaaren J. Street	Director	Date: March 28, 2008

/s/ Sam Zamarripa Sam Zamarripa	Director	Date: March 28, 2008

/s/ John Ray John Ray	Director	Date: March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
AssuranceAmerica Corporation

We have audited the consolidated balance sheets of AssuranceAmerica Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of AssuranceAmerica Corporation’s internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

Atlanta, Georgia
March 25, 2008

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (AUDITED)

	December 31,	December 31,
	2007	2006

Assets
Cash and cash equivalents	$5,511,842	$8,185,539
Short-term investments	642,924	619,843
Long-term investments	14,838,738	10,446,830
Marketable equity securities	2,563,040	2,055,983
Other securities	155,000	155,000
Investment income due and accrued	158,981	117,363
Receivable from insureds	28,802,125	18,707,773
Reinsurance recoverable (including $6,077,396 and $5,130,845 on paid losses)	29,327,012	22,563,990
Prepaid reinsurance premiums	21,145,161	14,012,481
Deferred acquisition costs	2,130,323	800,125
Property and equipment (net of accumulated depreciation of $2,737,288 and $2,136,512)	2,360,747	2,481,660
Other receivables	2,966,287	585,999
Prepaid expenses	861,588	273,733
Intangibles (net of accumulated amortization of $2,240,233 and $1,824,334)	11,368,383	11,114,882
Security deposits	86,438	74,140
Prepaid income tax	148,677	668,677
Deferred tax assets	1,824,453	2,506,503
Other assets	361,419	374,365

Total assets	$125,253,138	$95,744,886

	December 31,	December 31,
	2007	2006

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$7,184,132	$5,039,900
Unearned premium	30,991,565	20,614,781
Unpaid losses and loss adjustment expenses	33,660,814	24,904,492
Reinsurance payable	25,174,138	16,744,406
Provisional commission reserve	2,963,308	2,319,540
Notes payable and related party debt	4,482,862	5,797,122
Junior subordinated debentures payable	4,968,519	4,961,852
Capital lease obligations	—	265,670

Total liabilities	109,425,338	80,647,763

Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value (authorized 120,000,000 and 80,000,000, outstanding 64,803,881 and 56,072,971)	648,039	560,730
Preferred stock, $.01 par value (authorized 5,000,000, outstanding 0 and 840,000; liquidation preference $0 and $4,200,000)	—	8,400
Surplus-paid in	16,782,588	16,426,292
Accumulated deficit	(1,673,332)	(1,948,711)
Accumulated other comprehensive income:
Net unrealized gains on investment
securities, net of taxes	70,505	50,412

Total stockholders’ equity	15,827,800	15,097,123

Total liabilities and stockholders’ equity	$125,253,138	$95,744,886

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (AUDITED)

For the years ended December 31,

	2007	2006

Revenue:
Gross premiums written	$88,395,199	$69,108,965
Ceded premiums written	(59,763,971)	(47,016,892)

Net premiums written	28,631,228	22,092,073
Increase in unearned premiums, net
of prepaid reinsurance premiums	(3,244,105)	(1,239,097)

Net premiums earned	25,387,123	20,852,976
Commission income	20,870,068	22,232,993
Managing general agent fees	10,912,946	9,249,488
Net investment income	801,950	727,969
Net investment gains on
securities	34,469	24,445
Other fee income	372,146	634,971

Total revenue	58,378,702	53,722,842

Expenses:
Losses and loss adjustment expenses	18,864,642	15,318,922
Selling, general, and administrative	36,189,148	33,091,167
Stock option expense	333,694	429,351
Depreciation and amortization expense	1,185,271	1,030,165
Interest expense	1,013,364	1,141,368

Total operating expenses	57,586,119	51,010,973

Income before provision for income tax expense	792,583	2,711,869
Income tax provision (benefit)	517,204	(2,019,730)

Net income before dividends on preferred stock	275,379	4,731,599
Dividends on preferred stock	—	421,200

Net income attributable to common stockholders	$275,379	$4,310,399

Earnings per common share
Basic	$0.004	0.080
Diluted	$0.004	0.075
Weighted average shares outstanding-basic	61,913,645	53,609,956
Weighted average shares outstanding-diluted	62,656,305	63,480,814

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (AUDITED)

For the years ended December 31, 2007 and 2006

					Accumulated
					Change in Other
					Comprehensive
	Common	Preferred		Accumulated	Income, Net of
	Stock	Stock	Paid in Capital	Deficit	Taxes	Total

Balance, December 31, 2005	$511,673	$12,660	$15,678,015	$(6,259,110)	$—	$9,943,238
Stock issued	6,457	—	398,516	—	—	404,973
Stock issuance expenses	—	—	(41,250)	—	—	(41,250)
Conversion of preferred to common stock	42,600	(4,260)	(38,340)	—	—	—
Stock option expense	—	—	429,351	—	—	429,351
Change in value of available-for-sale securities, net of taxes	—	—	—	—	50,412	50,412
Preferred dividends paid	—	—	—	(421,200)		(421,200)
Net income	—	—	—	4,731,599	—	4,731,599

Balance, December 31, 2006	560,730	8,400	16,426,292	(1,948,711)	50,412	15,097,123
Stock issued	3,309	—	113,292	—	—	116,601
Stock issuance expenses	—	—	(15,090)	—	—	(15,090)
Conversion of preferred to common stock	84,000	(8,400)	(75,600)	—	—	—
Stock option expense	—	—	333,694	—	—	333,694
Change in value of available-for-sale securities, net of taxes	—	—	—	—	20,093	20,093
Net income	—	—	—	275,379	—	275,379

Balance, December 31, 2007	$648,039	$—	$16,782,588	$(1,673,332)	$70,505	$15,827,800

Share Activity
(in thousands)

	2007	2006

Common stock
Issued
At beginning of year	56,073	51,167
Issued	331	646
Converted from preferred
stock	8,400	4,260

At end of year	64,804	56,073

Preferred stock
Issued
At beginning of year	840	1,266
Converted to preferred
stock	(840)	(426)

At end of year	—	840

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (AUDITED)

For the years ended December 31,

	2007	2006

Net income	$275,379	$4,731,599
Other comprehensive income:
Change in unrealized gains of investments:
Unrealized gains arising during the year	66,618	105,104
Reclassification adjustment for realized
gains recognized during the year	(34,469)	(24,445)

Net change in unrealized gains	32,149	80,659
Deferred income tax effect on above
changes	(12,056)	(30,247)

Other comprehensive income	20,093	50,412

Comprehensive income	$295,472	$4,782,011

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)

For the Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net income	$275,379	$4,731,599
Adjustments to reconcile net income to net
cash provided by operating activities:
Net investment gains	(34,469)	(24,445)
Depreciation and amortization	1,205,226	1,036,832
Stock-based compensation	333,694	429,351
Loss on disposal of property and equipment	137,928	18,602
Deferred tax provision (benefit)	669,994	(2,183,791)
Changes in assets and liabilities:
Investment income due and accrued	(41,618)	(36,213)
Receivables	(12,474,640)	(3,367,517)
Prepaid expenses and other assets	(587,207)	(77,439)
Unearned premiums	10,376,784	4,040,308
Unpaid loss and loss adjustment expenses	8,756,322	9,794,618
Reinsurance payable	8,429,732	6,506,325
Reinsurance recoverable	(6,763,022)	(7,773,891)
Prepaid reinsurance premiums	(7,132,680)	(2,801,211)
Accounts payable and accrued expenses	2,146,202	(2,424,942)
Prepaid income taxes	520,000	(668,677)
Deferred acquisition costs	(1,330,197)	(1,586)
Provisional commission reserve	643,768	615,161

Net cash provided by operating activities	5,131,196	7,813,084

Cash flows from investing activities, net of effect of agency acquisitions:
Purchases of property and equipment, net	(786,387)	(1,490,247)
Proceeds from sales, maturities and calls of investments	2,842,020	4,226,387
Purchases of investments	(7,745,206)	(8,704,104)
Cash paid for acquisition of agencies, net of cash acquired	(400,000)	(361,700)

Net cash used by investing activities, net of effect of agency acquisitions	(6,089,573)	(6,329,664)

Cash flows from financing activities:
Repayments of notes payable	(1,551,160)	(1,954,746)
Preferred dividends paid	—	(421,200)
Proceeds from capital lease obligations	—	108,739
Repayments of capital lease obligations	(265,671)	(63,224)
Stock issued net of expenses	101,511	363,723

Net cash used by financing activities	(1,715,320)	(1,966,708)

Net decrease in cash and cash equivalents	(2,673,697)	(483,288)
Cash and cash equivalents, beginning of period	8,185,539	8,668,827

Cash and cash equivalents, end of period	$5,511,842	$8,185,539

See note 14 for supplemental cash flow information.

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(1)	Description of Business

AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company whose business is comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”) and TrustWay Insurance Agencies, LLC (“TrustWay”), each wholly-owned. Trustway in turn, has an 80% interest in Trustway Partners Agencies of Alabama (“TWPAA”) The Company solicits and underwrites nonstandard private passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.

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

Goodwill represents the amount by which the cost of acquired net assets exceeds their related fair value. Other intangible assets include the costs of specifically identifiable intangible assets, primarily customer renewal lists. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the carrying value of goodwill and other intangible assets is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. The Company uses an independent valuation firm to assist in its assessment of possible impairment of intangible assets. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. No impairment losses have been recognized in the 2007 or 2006 statement of operations.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of equity securities and long-term bonds purchased are adjusted to reflect the current market

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

value. The carrying value of the junior subordinated debentures approximates the fair value because the interest rate adjusts quarterly.

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

Contingencies

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and other insurance policy issues. Some of the actions seek extra-contractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. In the opinion of management, the ultimate outcome of known litigation is not expected to be material to the Company’s financial condition, results of operations, or cash flows.

Start-Up Costs

Start-up costs are expensed when incurred.

Cash and Cash Equivalents

Cash and cash equivalents include cash demand deposits, money market accounts and bank certificates of deposit with a maturity of less than three months.

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are: Furniture and fixtures — 5 to 7 years; equipment — 3 to 5 years; software currently in service — 3 to 5 years; leasehold improvements — over the remaining life of the lease, including options. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $769,373 and $604,076 for the twelve months ended December 31, 2007 and 2006, respectively.

A summary of property and equipment is as follows:

	December 31, 2007	December 31, 2006

Furniture and equipment	$1,406,473	$1,337,210
Computer equipment	1,642,114	1,457,834
Computer software	1,016,864	769,488
Leasehold improvements	1,032,584	1,053,640
Less: accumulated depreciation	(2,737,288)	(2,136,512)

	$2,360,747	$2,481,660

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

Amortization of Intangible Assets

Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and certain intangibles with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The non-competition agreements and restrictive covenants are amortized on a straight-line basis varying from 2 1/2 years to 5 years and the renewal lists are being amortized on a straight-line basis over periods ranging from 7 to 10 years. Amortization expense was $415,899 and $426,088 for the twelve months ended December 31, 2007 and 2006, respectively.

Intangible assets include the following:

	December 31, 2007	December 31, 2006

Goodwill	$9,188,991	$8,763,566
Non-compete clause	781,500	760,000
Renewal list	3,418,125	3,195,650
Restrictive covenants	220,000	220,000

	13,608,616	12,939,216
Less accumulated amortization	(2,240,233)	(1,824,334)

	$11,368,383	$11,114,882

The estimated aggregate amortization expense for each of the succeeding five fiscal years is:

2008	$425,002
2009	$382,515
2010	$348,777
2011	$347,277
2012	$344,082

Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2007 or December 31, 2006.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $1,180,562 and $1,189,397 respectively.

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

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

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

The Company has entered into a tax sharing agreement with AAIC and TWPAA. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC and the Company. TrustWay and MGA are not tax paying entities for federal income tax purposes and their results are consolidated with the Company’s tax return. AAIC only pays federal income tax.

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

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized gains for the twelve months ended December 31, 2007 and 2006 were $112,808 and $80,659, respectively.

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

At December 31, 2007, long-term investments carried at market value of $3,637,557 and short-term investments of approximately $124,042 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments follows as of:

	December 31, 2007	December 31, 2006

Short-term investments and bank
certificates of deposit	$642,924	$619,843
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	7,058,831	4,773,194
Obligations of states and
political subdivisions	6,245,337	4,110,076
Corporate debt securities	1,534,570	1,563,560
Marketable equity securities	2,563,040	2,055,983

Total	$18,044,702	$13,122,656

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

The amortized cost, fair value and gross unrealized gains or losses of debt securities available-for-sale at December 31, 2007, by contractual maturity, is shown below:

		Gross	Gross
Years to Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Within one year	$777,246	$—	$984	$776,262
One to five years	2,061,648	8,696	66	2,070,278
Five to ten years	2,109,702	41,453	41,587	2,109,568
Over ten years	9,890,759	62,862	70,991	9,882,630

Total	$14,839,355	$113,011	$113,628	$14,838,738

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at December 31, 2007 and 2006, by security type, is shown below:

		Gross	Gross
Security type — December 31, 2007	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,011,785	$48,096	$1,050	$7,058,831
Obligations of states and political subdivisions	6,253,419	62,909	70,991	6,245,337
Corporate debt securities	1,574,151	2,006	41,587	1,534,570
Marketable equity securities	2,449,615	276,851	163,426	2,563,040

Total	$17,288,970	$389,862	$277,054	$17,401,778

		Gross	Gross
Security type — December 31, 2006	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,295,497	$—	$22,460	$5,273,037
Obligations of states and political subdivisions	4,045,076	70,010	5,010	4,110,076
Corporate debt securities	1,582,363	—	18,803	1,563,560
Marketable equity securities	1,999,061	70,611	13,689	2,055,983

Total	$12,921,997	$140,621	$59,962	$13,002,656

As of December 31, 2007, the Company has determined that all of the unrealized losses in the table above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There were no securities with unrealized losses of greater than 10% of book value.

The carrying amounts of individual assets are reviewed at each balance sheet date to assess whether the fair values have declined below the carrying amounts. The company considers internal and external information, such as credit ratings in concluding that the impairments are not other than temporary.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2007 and 2006.

	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Market	Unrealized	Market
	Losses	Fair Value	Losses	Fair Value

December 31, 2007:
U.S. Treasury and government agencies	$98	$177,246	$952	$1,098,391
Obligations of state and political entities	1,912	513,580	69,079	2,674,489
Corporate debt securities	—	—	41,587	497,750
Equity Securities	148,909	903,485	14,517	113,069

	$150,919	$1,594,311	$126,135	$4,383,699

December 31, 2006:
U.S. Treasury and government agencies	$1,399	$851,788	$21,061	$3,817,510
Obligations of state and political entities	5,010	528,172	—	—
Corporate debt securities	14,229	1,041,484	4,574	526,650
Equity Securities	13,689	479,886	—	—

	$34,327	$2,901,330	$25,635	$4,344,160

The total proceeds received on investments amounted to $2,842,020 and $4,226,387 for the year 2007 and 2006, respectively. The company had realized gains and losses of $102,776 and $68,307 during 2007 and $33,770 and $9,325 for the same period last year.

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	December 31, 2007	December 31, 2006

Case basis	$4,200,577	$3,510,978
IBNR	6,210,621	3,960,369

Total	$10,411,198	$7,471,347

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2007	2006

Balance at January 1	$24,904,492	$15,109,874
Less reinsurance recoverables on unpaid losses	17,433,145	10,576,912

Net balance at January 1	7,471,347	4,532,962
Add Losses and LAE incurred, net, related to:
Current year	19,087,643	15,159,788
Prior years	(223,000)	159,134

Net Losses and LAE incurred in the current year	18,864,642	15,318,922
Deduct Losses and LAE paid, net, related to:
Current year	11,348,794	9,437,032
Prior years	4,576,000	2,943,505

Net claim payments in the current year	15,924,794	12,380,537

Net balance at December 31	10,411,198	7,471,347
Plus reinsurance recoverables on unpaid losses	23,249,616	17,433,145

Balance at December 31	$33,660,814	$24,904,492

The majority of the Company’s net claim payments related to accidents occurring in the current year. As a result of changes in estimates of insured events in prior years, the net claims and claim adjustment expenses incurred decreased by $223,000 in 2007 reflecting lower than anticipated losses and increased by $159,134 for 2006 due to minor additional development.

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

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements the Company has two reinsurers that are required to collateralize the reinsurance recoverables. As of December 31, 2007 both reinsurers have provided a letter of credit and a secured trust account to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

The impact of reinsurance on the statements of operations for the period ended December 31 is as follows:

	2007	2006

Premiums written:
Direct	$86,829,481	$68,825,601
Assumed	1,565,717	283,364
Ceded	59,763,970	47,016,892

Net	$28,631,228	$22,092,073

Premiums earned:
Direct	$76,834,157	$64,768,234
Assumed	1,184,255	300,423
Ceded	52,631,289	44,215,681

Net	$25,387,123	$20,852,976

Losses and loss adjustment expenses incurred:
Direct	$59,626,954	$51,008,247
Assumed	856,571	413
Ceded	41,618,883	35,689,738

Net	$18,864,642	$15,318,922

The impact of reinsurance on the balance sheets as of December 31 is as follows:

Unpaid losses and loss adjustment expense:
Direct	$33,391,172	$24,904,492
Assumed	269,642	—
Ceded	23,249,616	17,433,145

Net	$10,411,198	$7,471,347

Unearned premiums:
Direct	$30,495,191	$20,499,867
Assumed	496,374	114,914
Ceded	21,145,161	14,012,481

Net	$9,846,404	$6,602,300

The Company received $13,866,387 in commissions on premiums ceded during 2007. Had all of the Company’s reinsurance agreements been cancelled at December 31, 2007, the Company would have returned $4,893,584 in reinsurance commissions to its reinsurers and its reinsurers would have returned $21,145,161 in unearned premiums to the Company. The company paid commissions of $417,942 on premiums assumed during 2007. Had all of the assumed agreements been cancelled at December 31, 2007, the Company would have received $118,380 in reinsurance commissions from its reinsurers and the Company would have returned $496,374 in unearned premiums its reinsurers.

Contingent Reinsurance Commission and Provisional Commission Reserve

The Company’s primary reinsurance contract provides ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions, net of adjustments, is determined by the loss experience

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

for the reinsurance agreement term. The reinsurers provide commissions on a sliding scale with maximum and minimum achievable levels. The reinsurers pay the Company with the provisional commissions, before adjustment. The Company adjusts the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable.

The total liability for excess provisional commissions received as of December 31, 2007 by policy year is:

Policy Year	Amount

2005	$3,162
2006	1,339,499
2007	1,620,647

Total	$2,963,308

(6)	Long-Term Debt

Notes Payable, Related Party

The Company has various notes payable to related parties totaling to $2,537,295 at December 31, 2007. This Notes Payable debt consists primarily of unsecured promissory notes payable to its Chairman and its Chief Executive Officer. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of the holders, and without giving notice or paying additional consideration. As a result of the acquisition of a Georgia insurance agency in 2004, the Company also has an unsecured promissory note payable to a former Division President of the Company. The promissory note carries an interest rate of 8% and provides for the repayment of principal in three equal annual installments beginning August 2005. The final principal payment was made August 1, 2007. On January 2007, the Company issued an unsecured promissory note in the amount $114,400 to a Division President who oversees the Company’s Alabama agencies. The promissory note carries an interest rate of 8% interest payable in two annual installments beginning in January 1, 2009.

Other Notes Payable

As a result of the acquisitions of two Alabama insurance agencies in 2007, the Company also has unsecured promissory notes payable to the former owners. The first promissory note, executed in connection with the acquisition of The Covenant Insurance Group, Inc. effective September 7, 2007, carries an interest rate of 8%. This note provides for the payment of interest in four quarterly installments beginning September 6, 2007 through December 6, 2008. Amounts due under this note, as of December 31, 2007, total $90,000. The second promissory note, executed in connection with the acquisition of the assets of Bush Insurance, Inc. effective October 31, 2007, carries an interest rate of 8%, in the amount of $32,500 and is payable in full January 1, 2008. The company has a final principal payment related to the acquisition of The Insurance Center in the amount of $1,567,000 due on July 1, 2008. Further, the company will make a final payment of $141,667 for the purchase of Tampa No-Fault Insurance Agency, Inc. on March 1, 2008.

Junior Subordinated Debentures

On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate Capital Securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

rate Common Securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Debentures bear interest at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. The Debentures and Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures. The Company has guaranteed the obligations of the Trust.

Scheduled Maturities

The aggregate annual maturities of payments due on debt outstanding as of December 31 are as follows:

Amount

2008	$2,907,811
2009	1,057,200
2010	519,518
2011	—
2012	—
2013 and thereafter	5,013,908

Total	$9,451,381

(7)	Income Taxes

The provision for federal and state income taxes for the years ended are as follows:

	December 31,
	2007	2006

Current	$(152,790)	$164,061
Reversal of prior year valuation allowance	—	(2,266,000)
Deferred	669,994	82,209

Total provision for income taxes	$517,204	$(2,019,730)

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

The provision for income taxes in the accompanying consolidated statements of operations differed from the statutory rate of 34% as follows:

	2007	2006

Income before income taxes	$792,583	$2,711,869
Income tax expense at statutory rate	$269,478	$922,035
Tax effect of:
Tax exempt interest income	(67,485)	(31,395)
Incentive stock option expense	113,456	—
Utilization of net operating loss carry-forwards	—	(482,460)
Reversal of prior year valuation allowance		(2,266,000)
State taxes, net of federal tax benefit	55,268	22,328
Other, net	146,487	(184,238)

Total income tax expense	$517,204	$(2,019,730)

The balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

	2007	2006

Deferred income tax assets:
Discounting of loss reserves	$217,000	$188,000
Federal operating loss carry-forward	813,000	1,051,000
Amortization of intangibles	703,000	781,000
Unearned premium reserves	738,000	495,000
Unearned commission reserves	225,000	220,000
Other	1,000	161,000

Gross deferred tax assets	$2,697,000	$2,896,000

Deferred income tax liabilities:
Deferred acquisition costs	800,000	300,000
Depreciation	29,547	59,497
Unrealized gains on securities
available for sale	43,000	30,000

Gross deferred tax liabilities	872,547	389,497

Net deferred tax assets	$1,824,453	$2,506,503

SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

The Company has net operating loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between the year 2015 and December 31, 2025. The loss carry-forwards at December 31, 2007 were $2,168,532. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003, and on January 1, 2006 for carry-forwards related to the acquisition of The Insurance Center, Inc. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2018	$124,903
Expires 2019	572,863
Expires 2020	920,162
Expires 2021	124,456
Expires 2022	166,999
Expires 2024	241,662
Expires 2025	17,487

$2,168,532

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48), the Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority. A tax position that meets the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 with respect to all of our tax positions as of December 31, 2007. The cumulative effect of applying FIN 48, which was zero, would have been reported as an adjustment in the opening balance of retained earnings at January 1, 2007.

Based on the judgment of management and its tax advisors, all items included in the inventory of tax positions have been determined to meet the more-likely-than-not standard and have been included at full value in the financial statements of the Company.

The Company classifies interest on income tax related balances as interest expense and classifies tax related penalties as operating expense. To date, the Company has not incurred any tax related interest or penalties.

(8)	Capital Stock

Preferred Stock

During 2005, the Company issued 840,000 shares of its series A convertible preferred stock for an aggregate consideration of $4,200,000. The series A convertible stock pays a cumulative semi-annual dividend of $0.20 per share. Each outstanding share of preferred stock is convertible into ten shares of common stock automatically two years from the date of issuance, or at any time prior to such automatic conversion at the Holder’s request, and has the voting rights of 10 common shares. The outstanding preferred stock will automatically convert, if not converted

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

sooner, at various times during 2007 with the last automatic conversion scheduled for May 24, 2007. During 2007 the remaining 840,000 shares of preferred stock converted to 8,400,000 shares of common stock.

Common Stock

During the first quarter of 2006, the Company issued 600,000 shares of common stock, $0.01 par value, through a private placement. During 2006, 426,000 shares of preferred stock converted to 4,260,000 shares of common stock, and during 2007, 840,000 shares were converted to 8,400,000 shares of common stock.

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

	2007	2006

Expected volatility	106%-120%	111%-119%
Weighted average volatility	113%	112%
Risk-free interest rate	2.00%-2.80%	1.90%-2.40%
Expected term (in years)	5.0	5.0

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

A summary of all stock option activity during 2007 and 2006 follows:

	2007		2006
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	5,347,225	$0.85	4,215,628	$0.97
Add (deduct):
Granted	2,451,000	$0.87	2,431,315	$1.10
Exercised	(314,000)	$0.44	(45,650)	$0.33
Forfeited	(2,437,560)	$0.88	(1,014,150)	$0.86
Expired	(100,000)	$4.35	(239,918)	$5.56

End of year	4,946,665	$0.80	5,347,225	$0.85

Exercisable, end of year	1,524,883	$0.57	1,394,782	$0.76

The weighted-average grant date fair value of options granted during the twelve-months ended December 31, 2007 and December 31, 2006, using the Black-Scholes-Merton option-pricing model, was $0.6973 and $0.6817, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2007 and December 31, 2006 was $162,000 and $60,091, respectively.

Total compensation cost for share-based payment arrangements recognized for the twelve month period ended December 31, 2007 and December 31, 2006 was $333,694 and $429,351, respectively.

As of December 31, 2007, the total compensation cost related to non-vested awards not yet recognized in the financial statements is $1,519,358. The Company expects to recognize the compensation cost over the weighted-average contractual term of 4.4 years.

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

	For the Twelve Months Ended December 31,
	2007	2006

Net income attributable to common stockholders,
as reported	$275,379	$4,310,399
Compensation effect, net of tax effect	(131,588)	(214,692)

Pro forma net income (loss)	$143,791	$4,095,707
Basic and diluted net income attributable
to common stockholders
As reported — Basic	$0.004	$0.080
Pro forma — Basic	$0.002	$0.076
As reported — Diluted	$0.004	$0.075
Pro forma — Diluted	$0.002	$0.065

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

The following fully vested stock options and stock options expected to vest were outstanding or exercisable as of December 31, 2007:

	Options Outstanding	Options Exercisable

Number of shares	4,946,665	1,524,883
Weighted average exercise price	$0.80	$0.57
Aggregate intrinsic value	$326,600	$278,040
Weighted average remaining contractual term	4.43 years	1.92 years

The following stock options were outstanding or exercisable as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	of Shares	Life	Price	Shares	Price

< $1.00	3,806,665	4.59 years	$0.64	1,435,383	$0.50
$1.00 < $3.00	1,140,000	3.87 years	$1.31	89,500	$1.63

	4,946,665	4.43 years	$0.80	1,524,883	$0.57

(9)	Risk

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

(II) CREDIT RISK — the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers with an A.M. Best rating of “B++” or better, and by requiring a letter of credit or trust fund to secure reinsurance recoverables as well as provide for any amounts deemed uncollectible. As of December 31, 2007, there were no amounts deemed uncollectible.

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

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

Concentration of Risk

The Company operates in Alabama, Florida, Georgia, Louisiana, Mississippi, South Carolina and Texas and is dependent upon the economies in those states. Automobiles insured through AAIC are principally in Alabama, Florida, Georgia, Louisiana, Mississippi, South Carolina and Texas. Premium rate increases generally must be approved by state insurance commissioners.

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

The Company maintains a relationship with five reinsurers. The Company performs periodic evaluations of the relative credit standing of each of these companies.

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At December 31, 2007, AAIC’s statutory capital and surplus was approximately $12.0 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio. At December 31, 2007, AAIC was in compliance with this requirement.

Under the South Carolina Insurance Code, AAIC must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent 10% of policyholder surplus or net income, minus realized capital gains, whichever is greater.

The Company is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers which show signs of weak or deteriorating condition and are evaluated on at least an annual basis at the end of each year. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. As of December 31, 2007, based upon calculations using the appropriate NAIC formula, AAIC’s total adjusted capital is in excess of ratios which would require any form of corrective actions on our part or action on the part of the regulators.

The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

December 31, 2007, AAIC had one IRIS ratio outside the usual range. The ratio outside the range is attributable to the Company’s high leverage of reinsurance. We do not expect any regulatory action as a result of these results outside of the usual range.

(10)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases primarily for office space and certain equipment. These leases are classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Year Ending December 31,	Amount

2008	$1,736,580
2009	1,501,926
2010	1,399,646
2011	1,280,099
2012	1,093,259
Thereafter	1,826,624

$8,838,134

Rent expense totaled $1,483,603 and $1,423,911 for 2007 and 2006, respectively.

In 2007, the Company paid to a third party a license fee of $8,820 per month for the use of their software. The agreement is subject to a 5% annual increase and is renewable at the option of the Company.

Capital Leases

The Company did not have any capital leases as of December 31, 2007.

Defined Contribution Plan

The Company’s employees participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. The Company contributed $49,541 and $0 to this plan during 2007 and 2006, respectively. The plan currently matches 25% on the first 4% of employee earnings. Under the plan, the Company can elect to make discretionary contributions. The plan currently matches a portion of employee contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. The company vigorously defends these actions unless a reasonable settlement appears appropriate.

(11)	Business Combination

On January 16, 2006 TrustWay, purchased all of the assets of Tampa No-Fault Insurance Agency, Inc. (“TNF”) pursuant to the terms of an Asset Purchase Agreement (the “APA”) by and between the Company, TrustWay, Tampa No-Fault Insurance Agency, Inc., Mario A. Suarez, Mary Suarez, and Mario C. Suarez. TNF is an insurance agency selling primarily nonstandard automobile insurance in Tampa, Florida. The purchase price was $425,000 payable

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

one-third in cash at the closing and the delivery of a promissory note for the remainder payable in two equal annual payments of principal with quarterly interest payments at 8%. Each principal also agreed to a three-year restrictive covenants prohibiting them from competing with the TNF, soliciting its customers, or hiring its employees. As part of the total purchase price, the Company assigned $155,650 to the purchased book of business amortized over a ten-year period. The Company assigned $269,350 to goodwill which is being valued in accordance with FAS 142.

On January 27, 2006, the Company acquired The Insurance Center, Inc. (“TIC”), doing business as Apple Insurance Mall, a 16-office insurance agency selling primarily nonstandard automobile insurance in southern Florida. The acquisition was effected by the merger of a subsidiary of the Company and TIC with TIC being the survivor pursuant to the terms of an Agreement and Plan of Merger by and among the Company, AAC Merger Corporation I, The Insurance Center, Inc., and Shareholders Representative dated January 27, 2006 (“Merger Agreement”). The total consideration paid for all shares of TIC was $3,900,000 subject to adjustment upward or downward on a dollar for dollar basis for every dollar that the tangible net worth of TIC as defined in the Merger Agreement is greater or less than one dollar as of December 31, 2005. Based upon an estimated tangible net worth as of December 31, 2005, the estimated merger price was $3,161,931. The consideration was paid by the delivery of $1,115,744 cash to an escrow agent, the payment of certain liabilities of TIC, and the delivery of the Company’s promissory note for $1,900,000 with principal due on July 1, 2008 and quarterly interest payments at 8%; the principal of the note is subject to offset in accordance with the terms of the Merger Agreement. The final calculation of the merger consideration, based on an evaluation of the final tangible net worth, was $2,828,536. Immediately following the merger described above, TIC was merged into a subsidiary of TrustWay with the subsidiary of TrustWay being the survivor. As part of the total purchase price, the Company assigned $1,650,000 to the purchased book of business amortized over a ten-year period. The Company assigned $2,106,122 to goodwill which is being valued in accordance with FAS 142.

On January 1, 2007, TrustWay acquired 80% of the assets and assumed certain liabilities of Frontline Insurance Group, LLC. (“FIG”), a 4-office insurance agency located in Alabama, selling primarily non-standard automobile insurance and other specialty products. Thereafter, TrustWay formed a new subsidiary, TWPAA, which would operate FIG under this newly formed company. Frontline’s owner was hired as President of TWPAA. The terms of the agreement include payments at closing of $300,000 in cash and a promissory note in the amount of $114,400 was also issued at the closing for a total purchase price of $414,400. The promissory note carries an 8% rate of interest payable in two annual installments beginning January 1, 2008 and the final payment on January 1, 2009. As part of the purchase price, the company assigned $142,500 to the purchased book of business to be amortized over a ten-year period and $271,900 assigned to goodwill, which is being valued in accordance with FAS 142. The principal also agreed to a five year restrictive covenant prohibiting him from soliciting customers, or hiring its employees.

On September 6, 2007, TWPAA acquired the assets of Covenant Insurance Group of America, LLC located in Abbeville, Alabama, selling primarily non-standard automobile insurance. The terms of the agreement include payments at closing of $100,000 in cash and a promissory note in the amount of $90,000 was also issued at the closing for a total purchase price of $190,000. The promissory note carries an 8% rate of interest payable in four equal quarterly payments at 8%, beginning September 6, 2007 through December 31, 2008. As part of the purchase price, the Company assigned $38,700 to the purchased book of business to be amortized over a ten-year period and a $15,000 non-competitive covenant to be amortized over five years, and $136,300 assigned to goodwill, which is being valued in accordance with FAS 142.

On October 31, 2007, TWPAA acquired the assets of Bush Insurance, Inc. (“Bush”) located in Montgomery, Alabama, selling primarily non-standard automobile insurance. The terms of the agreement include payments at closing of $32,500 in cash and a promissory note in the amount of $32,500 was also issued at the closing for a total purchase price of $65,000. The promissory rate carries an 8% rate of interest payable in one payment on January 1, 2008. As part of the purchase price, the Company assigned $41,275 to the purchased book of business to be

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

amortized over a ten-year period, a $6,500 non-competitive covenant to be amortized over five years, and $17,225 assigned to goodwill, which is being valued in accordance with FAS 142.

All of the aforementioned acquisitions reflect a 20% minority interest held by the President of TWPAA.

(12)	Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the years ended December 31, 2007 and 2006, because their inclusion would be anti-dilutive, are as follows:

	2007	2006

Warrants	—	80,000
Stock options	2,931,665	2,799,725

	2,931,665	2,879,725

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the years ended December 31, 2007 and 2006 are as follows:

		Average Shares	Per Share
	Net Income	Outstanding	Amount

For the year ended December 31, 2007:
Net income — basic	$275,379	61,913,645	0.004

Effect of dilutive stock warrants and options	—	742,660

Net income — diluted	$275,379	62,656,305	0.004

For the year ended December 31, 2006:
Net income — basic	$4,310,399	53,609,956	0.080

Effect of common shares issued upon conversion of preferred	421,200	8,400,000
Effect of dilutive stock warrants and options	—	1,470,858

Net income — diluted	$4,731,599	63,480,814	0.075

(13)	Related Party Transactions

In the past, the Company’s Chairman and Chief Executive Officer, have loaned us approximately $6.2 million and $0.3 million, respectively. Additional payments of $241,130 and $759,791 for accrued and unpaid interest were made to the Company’s Chairman in 2007 and 2006, respectively. We also made principal payments to its Chairman in the amount of $1,000,000 and $397,059 in 2007 and 2006, respectively. The Company made payments of accrued and unpaid interest on the Promissory Note to its Chief Executive Officer, of $5,889 and $13,894 in 2007 and 2006, respectively. The Company made principal payments to its Chief Executive Officer in the amount of $100,000 and $100,728 in 2007 and 2006, respectively. Outstanding amounts under these promissory notes held by the Company accrue interest at an annual rate of 8%. The Note to its Chief Executive Officer requires annual principal payments of $100,000 beginning December, 2004, with a final payment in 2008. The Notes to its Chairman require annual principal payments of the greater of $500,000 or 25% of free cash flow (net income after tax plus non cash items minus working capital) on each of two notes beginning in December, 2004 and ending in 2010. The promissory notes are unsecured.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

In July 2004, the Company purchased substantially all of the assets of Thomas-Cook Holding Company (“TCHC”), which was controlled by a former Division President of the Company. Pursuant to the Agreement, as consideration for the purchased assets, the Company paid TCHC $462,000 in cash, issued TCHC a promissory note in the amount of $1,078,000, and issued TCHC 1,320,000 shares of our common stock. The principal amount of the promissory note is payable in three equal installments on each of August 1, 2005, August 1, 2006 and August 1, 2007. Outstanding amounts under the promissory note accrue interest at an annual rate of 8%. The Company is required to make payments of accrued and unpaid interest on outstanding amounts under the promissory note on a quarterly basis. The Company incurred $21,435 and $48,085 of interest expense on this promissory note in 2007 and 2006, respectively. We made principal payments in the amount of $359,333 and $359,333 in 2007 and 2006, respectively.

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

TrustWay is comprised of 50 retail insurance agencies with 41 locations in Florida, 5 in Alabama and 4 locations in Georgia. TrustWay has been appointed by AAIC to sell non-standard personal automobile insurance. TrustWay receives commissions from MGA and unaffiliated insurers and various fees from insureds associated with the sale of these policies.

The Company provides executive management services, including finance, audit and legal, to MGA and TrustWay. The Company charges a management fee to these subsidiaries in exchange for these services.

The Company has entered into a tax sharing agreement with AAIC and TWPAA. The operating results for AAIC and TWPAA are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC, TWPAA and the Company. TrustWay and MGA are not tax paying entities for federal income tax purposes and their results are consolidated with the Company’s tax return. AAIC only pays federal income tax.

(14)	Supplemental Cash Flow Information

	2007	2006

Cash paid (received) during the year:
Interest	$1,013,364	$1,121,691
Income tax payment (refund)	(672,793)	832,738

The Company recorded net unrealized gains on investment securities during 2007 and 2006 in the amount of $20,093 and $50,412, respectively, net of taxes.

On January 16, 2006 Trustway purchased the assets of Tampa No-Fault Insurance Agency, Inc. As part of the purchase agreement, Trustway issued a note payable in the amount of $283,333.

On January 27, 2006, Trustway acquired The Insurance Center, Inc. As part of the purchase agreement, Trustway issued a note payable in the amount of $1,900,000, subject to adjustment as noted in the “Business Combination” footnote.

On January 1, 2007, TWPAA purchased the assets of Frontline Insurance Group, LLC. As part of the purchase agreement, TWPAA issued a note payable in the amount of $114,400.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

On September 6, 2007, TWPAA purchased the assets of Covenant Insurance Group of America, LLC. As part of the purchase agreement, TWPAA issued a note payable in the amount of $90,000.

On October 31, 2007, TWPAA purchased the assets of Bush Insurance, Inc. As part of the purchase agreement, TWPAA issued a note payable in the amount of $32,500.

The following table illustrates the composition of acquisitions for the twelve months ended December 31, 2007 and 2006:

	2007	2006

Fair value of assets acquired	$669,400	$3,253,536
Cash paid to Sellers	(400,000)	(1,257,411)

Liabilities assumed	$269,400	$1,996,125

(15)	Recent Accounting Pronouncements

The Company periodically reviews recent accounting pronouncements issued by the Financial Accounting Standards Board, American Institute of Certified Public Accountants, Emerging Issues Task Force and Staff Accounting Bulletins issued by the United States Securities and Exchange Commission to determine the potential impact on the Company’s financial statements. Based on its most recent review, the Company has determined that the recently issued but not yet effective accounting pronouncements will not have a material impact on its financial statements.

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In September 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” The standard permits an entity to elect the fair value option on an instrument-by-instrument basis. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

(16)	Reclassification

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentations.

(17)	Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Florida, Louisiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,600 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurers related to the non-standard automobile insurance policies produced by the MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 50 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements—(Continued)
December 31, 2007 and 2006

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest. Following are the operating results for the Company’s various segments and an overview of segment assets:

	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
	(In thousands)

2007
Revenues
External customer	$6,561	$5,554	$26,263	$—	$—	$58,378
Intersegment	6,713	3,938	3,010	2,970	(16,631)	—
Income
Segment pretax income(loss)	1,302	(3,792)	3,911	(629)	—	792
Assets
Segment assets	8,416	8,504	108,353	23,943	(23,963)	125,253

	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
	(In thousands)

2006
Revenues
External customer	$22,477	$9,641	$21,600	$5	$—	$53,723
Intersegment	5,391	2,502	2,409	2,186	(12,488)	—
Income
Segment pretax income (loss)	2,394	(1,433)	2,979	(1,228)	—	2,712
Assets
Segment assets	5,262	11,153	75,294	24,670	(20,634)	95,745