Form 10-K/A
period 2007-12-31
ASSURANCEAMERICA CORP
filed 2008-04-15
CIK 8497

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

AssuranceAmerica Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A in order to correct a clerical omission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) filed on March 28, 2008. The conformed signature of Porter Keadle Moore, LLP was inadvertently omitted from the Report of Independent Registered Public Accounting Firm contained at page F-2 of Form 10-K. Porter Keadle Moore, LLP manually signed the original copy of its report, but a conformed signature representing its signature was inadvertently omitted from Form 10-K. The Company is amending Item 8 of the Form 10-K solely for the purpose of including the conformed signature.

No other changes are being made to the Financial Statements or other information in Item 8. In addition, no changes are being made pursuant to this amendment to any other item of the Form 10-K other than updating of the Exhibits to include updated Certifications of the Chief Executive and Acting Chief Financial Officer. In accordance with the Securities and Exchange Commission’s rules applicable to the filing of amendments to Annual Reports on Form 10-K, we are including in this amendment the complete text of Item 8.

PART II

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

18

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

19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

ASSURANCEAMERICA CORPORATION

Date: April 15, 2008

By:	/s/ Lawrence Stumbaugh
Lawrence Stumbaugh, Chief Executive Officer

20

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

/s/  Porter Keadle Moore, LLP
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