Form 10-Q
period 2008-03-31
ASSURANCEAMERICA CORP
filed 2008-05-14
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 0-06334
AssuranceAmerica Corporation
(Exact name of smaller reporting company as specified in its charter)

Nevada	87-0281240
(State of Incorporation)	(IRS Employer ID Number)

5500 Interstate North Parkway, Suite 600	30328
(Address of principal executive offices)	(Zip Code)
(770) 952-0200
(Issuer’s telephone number, including area code)
     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
There were 64,903,881 shares of the Registrant’s $.01 par value Common Stock outstanding as of May 8, 2008.

ASSURANCEAMERICA CORPORATION
Index to Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$4,003,560	$5,511,842
Short-term investments	647,089	642,924
Long-term investments, available for sale at fair value	15,180,752	14,838,738
Marketable equity securities	2,296,149	2,563,040
Other securities	155,000	155,000
Investment income due and accrued	202,854	158,981
Receivable from insureds	34,008,314	28,802,125
Reinsurance recoverable (including $9,905,209 and $6,077,396 on paid losses)	34,219,873	29,327,012
Prepaid reinsurance premiums	25,711,455	21,145,161
Deferred acquisition costs	2,643,407	2,130,323
Property and equipment (net of accumulated depreciation of $2,949,851 and $2,737,288)	2,843,208	2,360,747
Other receivables	2,860,388	2,966,287
Prepaid expenses	1,050,441	861,588
Intangibles (net of accumulated amortization of $2,346,546 and $2,240,233)	11,267,333	11,368,383
Security deposits	88,061	86,438
Prepaid income tax	—	148,677
Deferred tax assets	1,918,096	1,824,453
Other assets	358,181	361,419

Total assets	$139,454,161	$125,253,138

Liabilities and stockholders’ equity

Accounts payable and accrued expenses	$8,013,763	$7,184,132
Unearned premium	37,064,613	30,991,565
Unpaid losses and loss adjustment expenses	35,164,465	33,660,814
Reinsurance payable	30,495,079	25,174,138
Provisional commission reserve	3,449,617	2,963,308
Debt, related party	4,198,450	4,482,862
Federal income taxes payable	30,082	—
Junior subordinated debentures payable	4,970,185	4,968,519

Total liabilities	123,386,254	109,425,338

Commitments and contingencies

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000, outstanding 64,923,881 and 64,803,881)	649,239	648,039
Surplus-paid in	16,861,687	16,782,588
Accumulated deficit	(1,292,009)	(1,673,332)
Accumulated other comprehensive income:
Net unrealized gains (losses) on investment securities, net of taxes	(151,010)	70,505

Total stockholders’ equity	16,067,907	15,827,800

Total liabilities and stockholders’ equity	$139,454,161	$125,253,138

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
Revenue:
Gross premiums written	$27,716,178	$26,505,097
Gross premiums ceded	(19,259,405)	(17,923,795)

Net premiums written	8,456,773	8,581,302
Increase in unearned premiums, net of prepaid reinsurance premiums	(1,506,754)	(3,034,087)

Net premiums earned	6,950,019	5,547,215
Commission income	6,323,953	6,724,565
Managing general agent fees	3,171,644	2,574,961
Net investment income	198,945	180,650
Net investment (losses) gains on securities	(27,758)	1,797
Other fee income	145,286	138,616

Total revenue	16,762,089	15,167,804
Expenses:
Losses and loss adjustment expenses	5,600,279	4,105,632
Selling, general and administrative expenses	9,997,020	9,190,827
Stock option expense	21,301	126,352
Depreciation and amortization expense	318,813	329,757
Interest expense	223,826	262,979

Total operating expenses	16,161,239	14,015,547

Income before provision for income tax expense	600,850	1,152,257
Income tax provision	219,526	507,121

Net income before minority interest	381,324	645,136
Minority interest	—	6,012

Net income	$381,324	$639,124

Earnings per common share
Basic	0.006	0.011
Diluted	0.006	0.010
Weighted average shares outstanding-basic	64,885,639	56,286,971
Weighted average shares outstanding-diluted	64,961,836	65,697,312
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA COPORATION AND SUBSIDIARIES
(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2008	2007
Net income	$381,324	$639,124

Other comprehensive loss:
Change in unrealized losses of investments:
Unrealized losses arising during the year	(382,182)	(11,588)
Reclassification adjustment for realized losses (gains) recognized during the year	27,758	(1,797)

Net change in unrealized losses	(354,424)	(13,385)
Deferred income taxes on above changes	132,909	5,019

Other comprehensive loss	(221,515)	(8,366)

Comprehensive income	$159,809	$630,758

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$381,324	$639,124
Adjustments to net income to net cash provided (used) by operating activities
Net investment losses (gains) on securities	27,758	(1,797)
Minority interests	—	6,012
Depreciation and amortization	323,411	331,424
Stock-based compensation	21,301	126,352
Stock issued	58,998	112,100
Deferred tax provision	39,266	40,883
Changes in assets and liabilities:
Investment income due and accrued	(43,873)	(70,720)
Receivables	(5,100,290)	(9,556,078)
Prepaid expenses and other assets	(187,238)	(447,710)
Unearned premiums	6,073,048	9,239,022
Unpaid loss and loss adjustment expenses	1,503,651	2,244,119
Ceded reinsurance payable	5,320,941	7,969,808
Reinsurance recoverable	(4,892,861)	(4,386,105)
Prepaid reinsurance premiums	(4,566,294)	(6,204,935)
Accounts payable and accrued expenses	829,631	728,223
Prepaid income taxes	178,759	459,213
Deferred acquisition costs	(513,084)	(455,906)
Provisional commission reserve	486,309	492,904

Net cash provided (used) by operating activities	(59,243)	1,265,933

Cash flows from investing activities:
Purchases of property and equipment, net	(695,024)	(220,714)
Proceeds from sales, call and maturities of investments	541,534	272,287
Purchases of investments	(1,005,937)	(4,494,606)
Cash paid for acquisition of agencies, net of cash acquired	(5,200)	(300,000)

Net cash used by investing activities	(1,164,627)	(4,743,033)

Cash flows from financing activities:
Repayments of notes payable	(284,412)	(273,482)
Repayments on capital lease obligation	—	(21,104)
Stock issued	—	—

Net cash used by financing activities	(284,412)	(294,586)

Net decrease in cash and cash equivalents	(1,508,282)	(3,771,686)
Cash and cash equivalents, beginning of period	5,511,842	8,185,539

Cash and cash equivalents, end of period	$4,003,560	$4,413,853

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008 and 2007
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

(2)	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, please refer to our audited consolidated financial statements appearing in the Form 10-K for the year ended December 31, 2007.

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2007 as filed with the Securities and Exchange Commission in the 2007 Form 10-K.

New Accounting Standards Adopted

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company (See Note 10 for required disclosures).

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report in earnings unrealized gains and losses at each subsequent reporting date. The Company did not elect the fair value option for any of its financial assets or liabilities.

(3)	Losses and Loss Adjustment Expenses

The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates for losses for claims reported prior to the balance sheet dates (“case reserves”), estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported (“IBNR”) and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are reasonably adequate. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations.

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	March 31, 2008	December 31, 2007
Case basis	$4,268,511	$4,200,577
IBNR	6,581,290	6,210,621

Total	$10,849,801	$10,411,198

(4)	Reinsurance

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

The impact of reinsurance on the statements of operations for the period ended March 31, 2008 and 2007, was as follows:

	March 31,	March 31,
	2008	2007
Premiums written:
Direct	$27,297,115	$26,151,772
Assumed	419,063	353,325
Ceded	19,259,405	17,923,795

Net	$8,456,773	$8,581,302

Premiums earned:
Direct	$21,213,478	$17,141,155
Assumed	429,653	124,920
Ceded	14,693,112	11,718,860

Net	$6,950,019	$5,547,215

Losses and loss adjustment expenses incurred:
Direct	$17,580,766	$13,607,443
Assumed	400,104	13,206
Ceded	12,380,591	9,515,017

Net	$5,600,279	$4,105,632

The impact of reinsurance on the balance sheets as of the dates indicated was as follows:

	March 31, 2008	December 31, 2007
Unpaid losses and loss adjustment expense:
Direct	$34,869,043	$33,391,172
Assumed	295,422	269,642
Ceded	24,314,664	23,249,616

Net	$10,849,801	$10,411,198

Unearned premiums:
Direct	$36,578,829	$30,495,191
Assumed	485,784	496,374
Ceded	25,711,455	21,145,161

Net	$11,353,158	$9,846,404

The Company received $4,912,279 in commissions on premiums ceded during the three-month period ended March 31, 2008. Had all of the Company’s reinsurance agreements been cancelled at March 31, 2008, the Company would have returned $6,575,585 in reinsurance commissions to its reinsurers and its reinsurers would have returned $25,711,455 in unearned premiums to the Company.

(5)	Income Taxes

The provisions for federal and state income taxes for the periods ended March 31, 2008 and 2007, were as follows:

	2008	2007
Current	$180,260	$466,238
Deferred	39,266	40,883

Total provision for income taxes	$219,526	$507,121

(6)	Capital Stock

Common Stock

During the first three months of 2007, 40,000 shares of preferred stock converted to 400,000 shares of common stock. During the first three months of 2008, the Company issued 120,000 shares of common stock, $.01 par value to its board of directors.

Stock-Based Compensation

The weighted-average grant date fair value of options granted during the three-months ended March 31, 2008 and March 31, 2007, using the Black-Scholes-Merton option-pricing model, was $0.4499 and $0.8633, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $39,000. No options were exercised during the three month period ended March 31, 2008.

Total compensation cost for share-based payment arrangements recognized for the three-month period ended March 31, 2008 and March 31, 2007 was $21,301 and $126,352, respectively. Effective March 1, 2008 the Company extended the expiration period from five to ten years for options with an exercise price of $.50 cents or greater. This modification of the terms resulted in an exchange of the original award for a new award. The Company revalued the options based on the fair value of the modified award over the fair value of the original award, which was based on the share price, volatility and interest rates as of the date of the modifications. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	March 31, 2008	March 31, 2007
Weighted-average-grant-date fair value	$.4499	$.8633
Expected volatility	110% - 111%	107% - 120%
Weighted average volatility	109%	108%
Risk-free interest rate	3.45% - 3.67%	2.00% - 2.50%
Expected term (in years)	8.2	5.0
A summary of all stock option activity during the three months ending March 31, 2008 and 2007, were as follows:

	March 31,		March 31,
	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	4,946,665	$0.80	5,347,225	$0.85
Add (deduct):
Granted	462,500	$0.55	330,000	$1.06
Exercised	—	—	(50,000)	$0.25
Forfeited	(109,040)	$0.82	(416,750)	$0.78
Expired	(450,000)	$0.25	—	—

March 31	4,850,125	$0.87	5,210,475	$0.87
Exercisable, March 31	1,166,550	$0.74	1,445,195	$0.74

(7)	Commitments and Contingencies

Contractual Commitments

The Company leases office space for its corporate headquarters in Atlanta, Georgia under a 12-year lease that commenced on May 1, 2003. The Company leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The Company also leases office equipment for use in its various locations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities. The Company also has contractual commitments in association with long-term debt owed to current and former owners of the Company and in connection with a Junior Subordinated Debentures issued in December 2005. Please refer to Note 6 of the Notes to Consolidated Financial Statements, as of December 31, 2007 included in our Annual Report on Form 10-K for additional information about the long-term debt arrangements.

Minimum amounts due under the Company’s noncancelable commitments at March 31, 2008 are as follows:

	Long-Term	Operating
	Debt	Lease
Payments due by period	Obligations	Obligations	Total

Less than 1 year	$2,725,988	$1,397,123	$4,123,111

1-3 years	1,472,462	2,864,240	4,336,702

4-5 years	—	2,373,358	2,373,358

More than 5 years	4,970,185	1,826,624	6,796,809

Total	$9,168,635	$8,461,345	$17,629,980

Defined Contribution Plan

The Company’s associates participate in the AssuranceAmerica Corporation 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2008, the Company elected to match 33% of employee contributions up to 6% of gross earnings. Matching contributions during the first three months of 2008 and 2007 were $24,170 and $9,138, respectively. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(8)	Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the three-month periods ended March 31, 2008 and 2007, because their inclusion would be anti-dilutive, are as follows:

	2008	2007
Stock options	3,527,625	1,806,400

Total	3,527,625	1,806,400

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2008 and 2007 are as follows:

		Average Shares	Per Share
	Net Income	Outstanding	Amount
For the three months ended March 31, 2008:
Net income — basic	$381,324	64,885,639	0.006

Effect of dilutive stock warrants and options	—	76,197

Net income — diluted	$381,324	64,961,836	0.006

For the three months ended March 31, 2007:
Net income — basic	$639,124	56,286,971	0.011

Effect of common shares issued upon conversion of preferred	—	8,000,000
Effect of dilutive stock warrants and options	—	1,410,341

Net income — diluted	$639,124	65,697,312	0.010

(9)	Supplemental Cash Flow Information

	2008	2007
Cash paid during the three months ended March 31:
Interest	$223,826	$262,979
Income taxes	1,500	7,025

The Company recorded net unrealized losses on investment securities in the amount of $221,515 and $7,243, net of taxes, for the three-month period ended March 31, 2008 and 2007, respectively.

On January 3, 2007, the Company purchased the assets of Frontline Insurance Group, LLC. As part of the purchase agreement, the Company issued a note payable in the amount of $114,400.

On January 16, 2008 the Company purchased the assets of Alabama One Stop, LLC for cash.

The following table illustrates the composition of acquisitions for the three months ended March 31, 2008 and 2007:

	2008	2007
Fair value of assets acquired	$5,200	$414,400
Cash paid to sellers	(5,200)	(300,000)

Liabilities assumed	$—	$114,400

(10)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. This statement became effective January 1, 2008. However, the Company has not chosen the fair value option for any assets or liabilities.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company.

The fair value of our investments in fixed income and equity securities is based on observable market quotations, other market observable data, or is derived from such quotations and market observable data. We utilize third party pricing servicers, brokers and internal valuation models to determine fair value. We gain assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through our ongoing monitoring of the fair values received or derived internally.

Level 1 inputs are unadjusted quoted prices in acitve markets for identical instruments at the measurement date (e.g., U.S. Government securities and active exchange-traded equity securities). Level 2 securities are comprised of securities whose fair value was determined by a nationally recognized pricing service using observable market inputs. Level 3 securities are comprised of (i) securities for which the pricing service is unable to provide a fair value, (ii) securities whose fair value is determined by the pricing service based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization.

The following table illustrates the fair value measurements as of March 31, 2008:

			Significant
			Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Description:
Available for sale securities	$7,082,057	$8,098,695	$—
Marketable equity securities	2,296,149	—	—

Total	$9,378,206	$8,098,695	$—

(11)	Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Arizona, Florida, Louisiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,800 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurer’s that retain the non-standard automobile insurance policies produced by MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 50 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST QUARTER 2008
Revenues
External customer	$7,683	$1,888	$7,191	$—	$—	$16,762
Intersegment	1,982	1,232	901	699	(4,814)	—
Income
Segment pretax income (loss)	320	(449)	708	22	—	601
Assets
Segment assets	10,273	8,707	119,589	26,153	(25,168)	139,554

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST QUARTER 2007
Revenues
External customer	$7,532	$1,906	$5,730	$—	$—	$15,168
Intersegment	2,031	1,532	916	743	(5,222)	—
Income
Segment pretax income (loss)	331	143	865	(187)	—	1,152
Assets
Segment assets	7,730	12,020	95,986	24,716	(23,334)	117,118

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition
     Investments and cash as of March 31, 2008, decreased $1.3 million to $22.6 million from investments and cash from $23.9 million as of December 31, 2007. The decrease was due in part to $0.5 million net purchases in investments and $0.7 million in purchases of property and equipment. The Company continues to invest in upgrading its retail stores and invest in technology to strengthen our infrastructure and support expansion. The Company’s investments of $17.5 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the Investment Policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of March 31, 2008, increased $5.2 million to $34.0 million compared to December 31, 2007. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2008. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
     Reinsurance recoverable as of March 31, 2008, increased $4.9 million, to $34.2 million compared to December 31, 2007. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of premiums and losses. The $34.2 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of March 31, 2008, increased $4.6 million to $25.7 million compared to December 31, 2007. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
     Deferred acquisition costs as of March 31, 2008 increased $0.5 million to $2.6 million compared to December 31, 2007. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Other receivables as of March 31, 2008 decreased $.1 million to $2.8 million compared to December 31, 2007. The balances represent a decrease in TrustWay receivables from insurance carriers for direct bill commissions and balances due to insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The change in the TrustWay receivables is directly attributable to a decline in direct bill commissions from carriers and related increased premium produced during the first quarter of 2008. The decrease in the MGA receivables is directly attributable to settlements by the MGA in the states of Florida and Texas on behalf of a two non-affiliated insurers.
     Intangible assets as of March 31, 2008, decreased $0.1 million to $11.3 million from the balance of $11.4 million as of December 31, 2007. This decrease is directly related to the amortization of acquired assets.
     Accounts payable and accrued expenses as of March 31, 2008, increased $.8 million from December 31, 2007 to $7.2 million. The increase is due to $.5 million of accrued expenses and $.3 million increase in the liability for premium taxes.
     Unearned premium as of March 31, 2008 increased $6.1 million to $37.1 million from December 31, 2007, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2008.
     Unpaid losses and loss adjustment expenses increased $1.5 million to $35.2 million as of March 31, 2008 from $33.7 million at December 31, 2007. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
     Reinsurance payable as of March 31, 2008 increased $5.3 million to $30.5 million, compared to the balance at December 31, 2007. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2008.

     Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of March 31, 2008 increased $0.5 million to $3.4 million, compared to the balance at December 31, 2007. The increase is related to increases in AAIC writings during the first quarter of 2008.
Liquidity and Capital Resources
     Net cash provided by operating activities for the three months ended March 31, 2008, was flat compared to net cash provided by operating activities of $1.3 million for the same period of 2007.
     Investing activities for the three months ended March 31, 2008 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.7 million in our retail stores and new technology and $0.5 million in net purchases of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the three months ended March 31, 2008 included debt repayments for the three months ended March 31, 2008 and 2007 were $0.3 million.
     The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loan from its Chairman and issuance of its Series A Convertible Preferred Stock, common stock and debt securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman. The promissory note carries an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first quarter of 2006, the Company issued 600,000 shares of its common stock for an aggregate consideration of $390,000. On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.
     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum capital and surplus of $3.0 million. As of March 31, 2008, AAIC’s capital and surplus was $11.8 million.
New Accounting Standards Adopted
Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company (See Note 10 of the Consolidated Financial Statements).
Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report in earnings unrealized gains and losses at each subsequent reporting date. The Company did not elect the fair value option for any of its financial assets or liabilities.
Results of Operations
     The Company reported net income of $0.4 million for the three months ended March 31, 2008 compared to net income of $0.6 million for the three months ended March 31, 2007. The Company reported basic earnings per common share of $0.006 for the three months ended March 31, 2008 compared to $0.011 for the three months ended March 31, 2007. Fully diluted earnings per common share for the three months ended March 31, 2008 was $0.006 compared to $0.010 for the three months ended March 31, 2007.

Revenues
Premiums
     Gross premiums written for the three months ended March 31, 2008 were $27.7 million. In the comparable period for 2007, AAIC recorded $26.5 million in gross premiums written. 2008 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $27.3 million, plus $0.4 million of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to reinsurance contracts, “assumed premiums written.” The majority of our growth occurred in Louisiana and Mississippi, where AAIC began writing policies in 2007. Entry into Louisiana accounted for $2.1 million of the increase during 2008 over the comparable 2007 period. As of March 31, the soft market continues to put pressure on our writings in Georgia and South Carolina. The decline in Georgia premium for the three months ended March 31, 2008. $0.7 million or 6% from the 2007 comparable period. Both Alabama and South Carolina premium declined $0.7 million in response to rate increases and competition, when compared with the first quarter of 2007. Policies inforce increased 9% from December 31, 2007 to March 31, 2008. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the three months ended March 31, 2008, was $19.3 million.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each three months, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $6.9 million for the three months ended March 31, 2008 and compares to $5.5 million for the three months ended March 31, 2007.
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
     Commission income for the three-months ended March 31, 2008 as a result of business produced in both TrustWay and the MGA, decreased 6% compared to the same period ended March 31, 2007. Total commission income earned by TrustWay from the production of AAIC for the three- month period ended March 31, 2008 totaled $1.2 million. This amount was eliminated from total commission income and commission expense. AAIC pays MGA commission on the 30% of premium which AAIC retains and is subsequently eliminated upon consolidation. The amount eliminated was $2.0 million for the three months ended March 31, 2008.
     Managing general agent fees for the period ended March 31, 2008 were $3.1 million, an increase of $0.6 million, when compared to the same period of 2007. The increase in fees is due to the increase in premium growth in Louisiana and Mississippi.
     Other fee income was flat for the three-month period ended March 31, 2008 from the comparable period of 2007. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income increased $18,000 to $0.2 million period ended March 31, 2008 from the comparable 2007 period. This is primarily a result of an increase in average invested assets offset in part by declining yields.
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

     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three months ended March 31, 2008, was $12.4 million.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $5.6 million for the period ended March 31, 2008. As a percentage of earned premiums, this amount increased for the period ended March 31, 2008, from 74.0% to 80.5%, when compared with the same period in 2007. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The increase in the three months-over-three month’s loss ratio is in part due to adverse loss development experienced due to storm activity and increased claim frequency in various states.
Other Expenses
     Other operating expenses, including selling and general and administrative increased $0.8 million for the three months ended March 31, 2008 when compared to the same period of 2007. As a percentage of revenue, selling and general and administrative expenses for the twelve-month period ended March 31, 2008 decreased from 60.6% to 59.6% when compared to the 2007 period. This improvement reflects improved economies of scale and operating leverage of the Company’s growth.
Income Tax Expense
     The provision for income taxes for the three months ended March 31, 2008 consists of federal and state income taxes at the Company’s effective tax rate. The Company’s tax expense was $0.2 million for the period ended March 31, 2008, representing an effective tax rate of 36.5%. This tax expense compares with $0.5 million for the period ended March 31, 2007, which was an effective tax rate of 44.0%.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report on Form 10-Q, the Company’s Chief Executive Officer and Acting Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures in accordance with Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.
Management’s Annual Report on Changes in Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of March 31, 2008, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A. RISK FACTORS
An investment in Company common stock involves a number of risks. Investors should carefully consider the following information, together with the other information contained in the Company’s Annual Report on Form 10-K, before investing in Company common stock.  Further, such factors could cause actual results to differ materially from those contained in any forward-looking statement contained in this report, statements by us in periodic press releases and oral statements by Company officials to securities analysts and stockholders during presentations about us.
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
     Policy service fee revenues have provided additional revenues equivalent to approximately 11% of gross premium produced by MGA. These fees include policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Our revenues could be reduced by changes in insurance regulation that restrict our ability to charge these fees. Those arrangements are subject to insurance holding company act regulation in the states where our insurance subsidiaries are domiciled. Continued payment of these fees could be affected if insurance regulators in these states determined that these arrangements are not permissible under the insurance holding company acts.
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
     Our level of debt could affect our financial performance. As of March 31, 2008, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $9.2 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.
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
     Our results of operations depend in part on the performance of our invested assets. As of March 31, 2008, 87% of our investment portfolio was invested in fixed maturity securities with the remainder equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.
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
     For the three months ended March 31, 2008, we generated approximately 74% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     For 2008, each non-officer director may choose between (i) an amount in cash equal to $10,000 plus the number of shares equal to $10,000 divided by the share price on December 31, 2007, or (ii) if they accept all stock for their fee, the number of shares equal to $30,000 divided by the share price on December 31, 2007. During the first three months of 2008, the Company issued 120,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on January 29, 2008 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.
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

ASSURANCEAMERICA CORPORATION
By:	/s/ Lawrence Stumbaugh
Lawrence Stumbaugh
President and CEO

Date: May 14, 2008

By:	/s/ Gregory D. Woods
Gregory D. Woods
Acting Chief Financial Officer

Date: May 14, 2008