Form 10-Q
period 2008-06-30
ASSURANCEAMERICA CORP
filed 2008-08-14
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
     YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 64,953,881 shares of the Registrant’s $.01 par value Common Stock outstanding as of August 8, 2008.

ASSURANCEAMERICA CORPORATION
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	Audited
Assets
Cash and cash equivalents	$6,044,502	$5,511,842
Short-term investments	648,842	642,924
Long-term investments, available for sale at fair value	11,841,161	14,838,738
Marketable equity securities	2,250,077	2,563,040
Other securities	155,000	155,000
Investment income due and accrued	137,532	158,981
Receivable from insureds	32,058,755	28,802,125
Reinsurance recoverable (including $9,208,742 and $6,077,396 on paid losses)	35,045,048	29,327,012
Prepaid reinsurance premiums	24,820,898	21,145,161
Deferred acquisition costs	2,588,925	2,130,323
Property and equipment (net of accumulated depreciation of $3,163,469 and $2,737,288)	2,782,894	2,360,747
Other receivables	2,934,808	2,966,287
Prepaid expenses	1,272,643	861,588
Intangibles (net of accumulated amortization of $2,453,068 and $2,240,233)	11,160,905	11,368,383
Security deposits	94,687	86,438
Prepaid income tax	77,299	148,677
Deferred tax assets	1,996,814	1,824,453
Other assets	354,945	361,419

Total assets	$136,265,735	$125,253,138

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$7,900,961	$7,184,132
Unearned premium	35,583,369	30,991,565
Unpaid losses and loss adjustment expenses	37,297,399	33,660,814
Reinsurance payable	29,889,441	25,174,138
Provisional commission reserve	2,567,237	2,963,308
Notes payable, related party	2,257,093	4,482,862
Junior subordinated debentures payable	4,971,852	4,968,519

Total liabilities	120,467,352	109,425,338

Commitments and contingencies

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000, outstanding 64,903,881 and 64,803,881)	649,039	648,039
Surplus-paid in	16,882,405	16,782,588
Accumulated deficit	(1,440,265)	(1,673,332)
Accumulated other comprehensive income:

Net unrealized gains (losses) on investment securities, net of taxes	(292,796)	70,505

Total stockholders’ equity	15,798,383	15,827,800

Total liabilities and stockholders’ equity	$136,265,735	$125,253,138

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended June 30th,		Ended June 30th,
	2008	2007	2008	2007
Revenue:
Gross premiums written	$21,451,687	$21,924,755	$49,167,865	$48,429,852
Gross premiums ceded	(14,781,936)	(14,753,864)	(34,041,341)	(32,677,659)

Net premiums written	6,669,751	7,170,891	15,126,524	15,752,193
Increase in unearned premiums, net of prepaid reinsurance premiums	590,686	(765,617)	(916,068)	(3,799,704)

Net premiums earned	7,260,437	6,405,274	14,210,456	11,952,489
Commission income	5,059,629	5,079,224	11,383,582	11,803,789
Managing general agent fees	2,946,188	2,663,271	6,117,832	5,238,232
Net investment income	190,868	213,153	389,813	393,803
Net investment gains (losses) on securities	(28,965)	24,442	(56,723)	26,239
Other fee income	112,332	109,600	257,618	248,216

Total revenue	15,540,489	14,494,964	32,302,578	29,662,768

Expenses:
Losses and loss adjustment expenses	5,533,872	4,761,339	11,134,151	8,866,971
Selling, general and administrative expenses	9,723,892	8,791,856	19,720,912	17,982,682
Stock option expense	20,518	91,760	41,819	218,112
Depreciation and amortization expense	320,035	318,892	638,848	648,649
Interest expense	191,111	256,397	414,937	519,376

Total operating expenses	15,789,428	14,220,244	31,950,667	28,235,790

Income (loss) before provision for income tax expense	(248,939)	274,720	351,911	1,426,978
Income tax provision (benefit)	(100,682)	155,713	118,844	662,835

Net income (loss) before minority interest	(148,257)	119,007	233,067	764,143
Minority interest	—	(1,385)	—	4,627

Net income (loss)	$(148,257)	$120,392	$233,067	$759,516

Earnings per common share
Basic	$(0.002)	$0.002	$0.004	$0.013
Diluted	$(0.002)	$0.002	$0.004	$0.013
Weighted average shares outstanding-basic	64,919,815	61,707,257	64,900,694	59,012,087
Weighted average shares outstanding-diluted	64,996,588	62,688,698	64,982,447	60,051,751
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA COPORATION AND SUBSIDIARIES
(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30th,		Ended June 30th,
	2008	2007	2008	2007

Net income (loss)	$(148,257)	$120,392	$233,067	$759,516

Other comprehensive income (loss):
Change in unrealized gains (losses) of investments arising during the period	(255,823)	(190,997)	(638,005)	(202,585)
Reclassification adjustment for realized losses recognized during the year	28,965	24,442	56,723	26,239

Net change in unrealized losses	(226,858)	(215,439)	(581,282)	(228,824)

Deferred tax benefit on above changes	85,072	80,790	217,981	85,809

Other comprehensive losses	(141,786)	(134,649)	(363,301)	(143,015)

Comprehensive income (loss)	$(290,043)	$(14,257)	$(130,234)	$616,501

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30th,
	2008	2007
Cash flows from operating activities:
Net income	$233,067	$759,516
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses (gains) on securities	56,723	(26,239)
Minority interests	—	4,627
Depreciation and amortization	646,764	651,982
Stock-based compensation — options	41,819	218,112
Stock-based compensation — director fees	59,000	112,100
Deferred tax provision	45,620	273,253
Changes in assets and liabilities:
Investment income due and accrued	21,449	(35,504)
Receivables	(3,225,151)	(11,829,491)
Prepaid expenses and other assets	(412,829)	(314,225)
Unearned premiums	4,591,804	11,481,584
Unpaid loss and loss adjustment expenses	3,636,585	4,687,212
Ceded reinsurance payable	4,715,303	13,445,811
Reinsurance recoverable	(5,718,036)	(9,669,970)
Prepaid reinsurance premiums	(3,675,737)	(7,681,880)
Accounts payable and accrued expenses	716,829	1,027,406
Prepaid income taxes	71,378	382,554
Deferred acquisition costs	(458,602)	(812,372)
Provisional commission reserve	(396,071)	(148,985)

Net cash provided by operating activities	949,915	2,525,491

Cash flows from investing activities:
Purchases of property and equipment, net	(848,317)	(420,194)
Proceeds from sales, call and maturities of investments	4,221,268	625,104
Purchases of investments	(1,559,237)	(5,310,125)
Cash paid for acquisition of agencies, net of cash acquired	(5,200)	(300,000)

Net cash provided (used) by investing activities	1,808,514	(5,405,215)

Cash flows from financing activities:
Repayments of notes payable	(2,225,769)	(653,353)
Repayments on capital lease obligation	—	(42,760)

Net used provided by financing activities:	(2,225,769)	(696,113)

Net increase (decrease) in cash and cash equivalents	532,660	(3,575,837)
Cash and cash equivalents, beginning of period	5,511,842	8,185,539

Cash and cash equivalents, end of period	$6,044,502	$4,609,702

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008 and 2007
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

(2)	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by GAAP for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, please refer to our audited consolidated financial statements appearing in the Form 10-K for the year ended December 31, 2007.

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2007 as filed with the Securities and Exchange Commission in the 2007 Form 10-K.

New Accounting Standards Adopted

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company (See Note 10 for required disclosures).

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”) which permits entities to voluntarily choose to measure many financial instruments at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies that entities report in earnings unrealized gains and losses at each subsequent reporting date. The Company did not elect the fair value option for any of its financial assets or liabilities.

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	June 30, 2008	December 31, 2007
Case basis	$4,423,495	$4,200,577
IBNR	7,037,598	6,210,621

Total	$11,461,093	$10,411,198

(4)	Reinsurance

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

The impact of reinsurance on the statements of operations for the period ended June 30, 2008 and 2007 was as follows:

	Three Months		Six Months
	Ended June 30th,		Ended June 30th,
	2008	2007	2008	2007
Premiums written:
Direct	$21,179,517	$21,487,051	$48,476,632	$47,638,823
Assumed	272,170	437,704	691,233	791,029
Ceded	14,781,936	14,753,864	34,041,341	32,677,659

Net	$6,669,751	$7,170,891	$15,126,524	$15,752,193

Premiums earned:
Direct	$22,553,217	$19,395,970	$43,766,694	$36,537,125
Assumed	379,714	286,223	809,366	411,143
Ceded	15,672,494	13,276,919	30,365,604	24,995,779

Net	$7,260,437	$6,405,274	$14,210,456	$11,952,489

Losses and loss adjustment expenses incurred:
Direct	$17,780,633	$15,116,852	$35,361,399	$28,724,295
Assumed	294,077	217,206	694,181	230,412
Ceded	12,540,838	10,572,719	24,921,429	20,087,736

Net	$5,533,872	$4,761,339	$11,134,151	$8,866,971

The impact of reinsurance on the balance sheets is as follows:

	June 30, 2008	December 31, 2007
Unpaid losses and loss adjustment expense:
Direct	$36,990,004	$33,391,172
Assumed	307,395	269,642
Ceded	25,836,306	23,249,616

	$11,461,093	$10,411,198

Unearned premiums:
Direct	$35,205,129	$30,495,191
Assumed	378,241	496,394
Ceded	24,820,898	21,145,161

Net	$10,762,472	$9,846,404

The Company received $3,843,303 and $8,850,749 in commissions on premiums ceded during the three and six month periods ended June 30, 2008, respectively. Had all of the Company’s reinsurance agreements been cancelled at June 30, 2008, the Company would have returned $6,453,433 in reinsurance commissions to its reinsurers and its reinsurers would have returned $24,820,898 in unearned premiums to the Company.

(5)	Income Taxes

The provision for federal and state income taxes for the period ended June 30, 2008 and 2007 were as follows:

	Three Months		Six Months
	Ended June 30th,		Ended June 30th,
	2008	2007	2008	2007
Current	$(107,036)	$(76,656)	$73,224	$389,582
Deferred	6,354	232,369	45,620	273,253

Total provision for income taxes	$(100,682)	$155,713	$118,844	$662,835

(6)	Capital Stock

Common Stock

During the first six months of 2007, 840,000 shares of preferred stock converted to 8,400,000 shares of common stock. During the first six months of 2008, the Company issued 120,000 shares of common stock, $.01 par value to its board of directors.

Stock-Based Compensation

The weighted-average grant date fair value of options granted during the six month ended June 30, 2008 and June 30, 2007, using the Black-Scholes-Merton option-pricing model, was $0.4499 and $0.7946, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and June 30, 2007 was $0 and $162,000 respectively.

Total compensation cost for share-based payment arrangements recognized for the three and six month periods ended June 30, 2008 was $20,518 and $41,819, respectively. Total compensation cost for share-based payment arrangements recognized for the three and six month periods ended June 30, 2007 was $91,760 and $218,112 respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	June 30, 2008	June 30, 2007
Weighted-average-grant-date fair value	$0.4499	$0.7946
Expected volatility	110% - 111%	106% - 120%
Weighted average volatility	109%	113%
Risk-free interest rate	3.45% - 3.67%	2.00% - 2.50%
Expected term (in years)	8.2	5.0
A summary of all stock option activity during the six months ending June 30, 2008 and 2007 follows:

	2008		2007
		Weighted
	Number of	Average	Number of	Number of
Options Outstanding	Shares	Exercise Price	Shares	Shares

January 1	4,946,665	$0.80	5,347,225	$0.85
Add (deduct):
Granted	462,500	$0.55	330,000	$1.06
Exercised	—	—	(50,000)	$0.25
Forfeited	(109,040)	$0.82	(416,750)	$0.78
Expired	(450,000)	$0.25	—	—

March 31	4,850,125	$0.87	5,210,475	$0.87
Add (deduct):
Granted	—	—	1,091,000	$0.96
Exercised	—	—	(120,000)	$0.60
Forfeited	(18,500)	$0.83	(1,099,510)	$0.83
Expired	(50,000)	$0.23	(20,000)	$0.75

June 30	4,781,625	$0.83	5,061,965	$0.91
Exercisable, June 30	1,302,320	$0.78	1,488,583	$0.81

(7)	Commitments and Contingencies

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

Minimum amounts due under the Company’s noncancelable commitments at June 30, 2008 are as follows:

	Long-Term Debt	Operating Lease
Payments due by period	Obligations	Obligations	Total

Less than 1 year	$560,383	$884,429	$1,444,812
1-3 years	1,581,242	2,797,416	4,378,658
4-5 years	115,468	2,373,358	2,488,826
More than 5 years	4,971,852	1,826,624	6,798,476
Total	$7,228,945	$7,881,827	$15,110,772

Defined Contribution Plan

The Company’s associates participate in the AssuranceAmerica Corporation 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2008, the Company elected to match 33% of employee contributions up to 6% of gross earnings. Matching contributions during the first six months of 2008 and 2007 were $51,464 and $25,962, respectively. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(8)	Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the periods ended June 30, 2008 and 2007, because their inclusion would be anti-dilutive, are as follows:

	Three Months		Six Months
	Ended June 30th,		Ended June 30th,
	2008	2007	2008	2007
Stock options	4,660,125	1,072,500	4,660,125	1,072,500

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the periods ended June 30, 2008 and 2007 are as follows:

		Average Shares	Per Share
	Net Income (Loss)	Outstanding	Amount
For the three months ended June 30, 2008:
Net income — basic	$(148,257)	64,919,815	(0.002)

Effect of dilutive stock warrants and options	—	76,773

Net income — diluted	$(148,257)	64,996,588	(0.002)

For the three months ended June 30, 2007:
Net income — basic	$120,392	61,707,257	0.002

Effect of dilutive stock warrants and options	—	981,441

Net income — diluted	$120,392	62,688,698	0.002

For the six months ended June 30, 2008:
Net income — basic	$233,067	64,900,694	0.004

Effect of dilutive stock warrants and options	—	81,753

Net income — diluted	$233,067	64,982,447	0.004

For the six months ended June 30, 2007:
Net income — basic	$759,516	59,012,087	0.013

Effect of dilutive stock warrants and options	—	1,039,664

Net income — diluted	$759,516	60,051,751	0.013

(9)	Supplemental Cash Flow Information

	2008	2007
Cash paid during the six months ended June 30:
Interest	$414,937	$519,376
Income taxes	$1,500	$7,025
The Company recorded net unrealized losses on investment securities in the amount of $363,301 and $143,015, net of taxes, for the six month period ended June 30, 2008 and 2007, respectively.

On January 3, 2007, the Company purchased the assets of Frontline Insurance Group, LLC. As part of the purchase agreement, the Company issued a note payable in the amount of $114,400.

On January 16, 2008 the Company purchased the assets of Alabama One Stop, LLC for cash.

The following table illustrates the composition of acquisitions for the six months ended June 30, 2008 and 2007:

	2008	2007
Fair value of assets acquired	$5,200	$414,400
Cash paid to sellers	(5,200)	(300,000)

Liabilities assumed	$—	$114,400

During the first six months of 2008, the Company issued 120,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to the director compensation program in lieu of cash directors’ fees.

(10)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued The Fair Value for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. This statement became effective January 1, 2008. However, the Company has not chosen the fair value option for any assets or liabilities.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption of SFAS 157 did not have a material impact on the results of operations or financial position of the Company.

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

Level 1 inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. Government securities and active exchange-traded equity securities). Level 2 securities are comprised of securities whose fair value was determined by a nationally recognized pricing service using observable market inputs. Level 3 securities are comprised of (i) securities for which the pricing service is unable to provide a fair value, (ii) securities whose fair value is determined by the pricing service based on unobservable inputs and (iii) securities, other than securities backed by the U.S. Government, that are not rated by a Nationally Recognized Statistical Rating Organization.

The following table illustrates the fair value measurements as of June 30, 2008:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Description:
Available for sale securities	$5,693,869	$6,147,292	$—
Marketable equity securities	2,250,077	—	—

Total	$7,943,946	$6,147,292	$—

(11)	Segment Reporting

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

     Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
SECOND QUARTER 2008
Revenues
External customer	$6,376	$1,703	$7,462	$—	$—	$15,541
Intersegment	1,562	534	822	699	(3,617)	—
Income
Segment pretax income(loss)	1,872	(1,628)	(483)	(10)	—	(249)
Assets
Segment assets	10,849	4,699	117,917	27,066	(24,265)	$136,266

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
SECOND QUARTER 2007
Revenues
External customer	$6,562	$1,290	$6,643	$—	$—	$14,495
Intersegment	1,684	1,027	753	743	(4,207)	—
Income
Segment pretax income(loss)	281	(622)	967	(351)	—	275
Assets
Segment assets	7,091	11,213	107,795	23,290	(22,777)	126,612
FIRST SIX MONTHS 2008
Revenues
External customer	$14,059	$3,591	$14,652	$—	$—	$32,303
Intersegment	3,545	1,765	1,614	1,398	(8,322)	—
Income
Segment pretax income(loss)	2,192	(2,077)	225	12	—	352
Assets
Segment assets	10,849	4,699	117,917	27,066	(24,265)	136,266

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST SIX MONTHS 2007
Revenues
External customer	$14,093	$3,197	$12,373	$—	$—	$29,663
Intersegment	3,715	2,559	1,669	1,485	(9,428)	—
Income
Segment pretax income(loss)	612	(479)	1,832	(538)	—	1,427
Assets
Segment assets	7,091	11,213	107,795	23,290	(22,777)	126,612
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition
     Investments and cash as of June 30, 2008, decreased $2.8 million to $20.9 million from investments and cash of $23.7 million as of December 31, 2007. The decrease was due in part to $0.9 million increase in cash and income generated through operating activities and $2.7 million in net sales on investments. This increase was offset by $.8 million in purchases of property and equipment and $2.2 million in principal payments on notes payable. The Company continues to invest in upgrading its retail stores and invest in technology to strengthen our infrastructure and support expansion. The Company’s investments of $14.9 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the Investment Policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of June 30, 2008, increased $3.3 million to $32.1 million compared to December 31, 2007. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first six months of 2008. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
     Reinsurance recoverable as of June 30, 2008, increased $5.7 million to $35.0 million compared to December 31, 2007. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of premiums and losses. The $35.0 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of June 30, 2008, increased $3.7 million to $24.8 million compared to December 31, 2007. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
     Deferred acquisition costs as of June 30, 2008 increased $0.5 million to $2.6 million compared to December 31, 2007. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Intangible assets as of June 30, 2008, decreased $0.2 million to $11.2 million from the balance of $11.4 million as of December 31, 2007. This decrease is directly related to the amortization of acquired assets.
     Accounts payable and accrued expenses as of June 30, 2008, increased $0.7 million from December 31, 2007 to $7.9 million. The increase is due to $.02 million of accrued commissions due to agents, $.02 million of expenses and $.03 million increase in the liability for premium taxes.
     Unearned premium as of June 30, 2008 increased $4.6 million to $35.6 million from December 31, 2007, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first six months of 2008.
     Unpaid losses and loss adjustment expenses increased $3.6 million to $37.3 million as of June 30, 2008 from $33.7 million at December 31, 2007. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
     Reinsurance payable as of June 30, 2008 increased $4.7 million to $29.9 million, compared to the balance at December 31, 2007. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first six months of 2008.
     Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. This balance as of June 30, 2008 decreased $2.4 million to $2.3 million, compared to the balance at December 31, 2007. The decrease is related a provisional commission payment during the second quarter of 2008.
Liquidity and Capital Resources
     Net cash provided by operating activities for the six months ended June 30, 2008 was $.09 million compared to net cash provided by operating activities of $2.5 million for the same period of 2007.
     Investing activities for the six months ended June 30, 2008 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.8 million in our retail stores and new technology and $2.7 million in net sales of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the six months ended June 30, 2008 consisted of debt repayments for the six months ended June 30, 2008 and 2007 of $2.2 million, compared to $.07 million during the same period in 2007.

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
     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum capital and surplus of $3.0 million. As of June 30, 2008, AAIC’s statutory capital and surplus was $11.8 million.
Results of Operations
     The Company reported a net loss of $0.1 million and a net gain of $0.2 million for the three and six month periods ended June 30, 2008 compared to net income of $0.1 million and $0.8 million for the three and six month periods ended June 30, 2007. The Company reported basic losses per common share of $0.002 and basic earnings per common share of $0.004 for the three and six month periods ended June 30, 2008 compared to $0.002 and $0.013 for the three and six month periods ended June 30, 2007. Fully diluted losses per common share was ($0.002) and fully diluted earnings per common share was $0.004 for the three and six month period ended June 30, 2008 compared to $0.002 and $0.013 for the three and six month periods ended June 30, 2007.
Revenues
Premiums
     Gross premiums written for the three and six month periods ended June 30, 2008 were $21.5 million and $49.2 million, respectively. In the comparable period for 2007, AAIC recorded $21.9 million and $48.4 million, respectively, in gross premiums written. 2008 gross premiums written includes insurance premiums written directly by AAIC, or “direct premiums written,” of $21.2 million and $48.5 million in the respective three and six month periods, plus $0.3 and $0.7 million, in the respective three and six month periods, of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to a reinsurance contract, referred to as “assumed premiums written.” 2007 gross premiums written includes direct premiums written of $21.5 million and $47.6 million in the respective three and six month periods, plus $.04 million and $0.8 million, in the respective three and six month periods, of assumed premiums written. The majority of our growth occurred in Louisiana and Arizona, where AAIC began writing policies in Louisiana in 2007 and in Arizona where AAIC began writing policies in the first quarter of 2008. Entry into Louisiana accounted for $4.2 million and Arizona was $0.5 of the increase during 2008 over the comparable 2007 period. As of June 30, the soft market and economic factors continues to put pressure on our writings in Georgia and Florida. The decline in Georgia premium for the six months ended June 30, 2008 was $1.1 million or 6% from the 2007 comparable period. Florida premium declined $3.4 million when compared with the first six months of 2007. Policies inforce increased 12% from December 31, 2007 to June 30, 2008. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the six months ended June 30, 2008, was $34.0 million.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $7.3 million and $14.2 million for the three and six month periods ended June 30, 2008 and compares to $6.4 million and $11.9 million, respectively, for the three and six month periods ended June 30, 2007.

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
     Commission income, as a result of business produced in both TrustWay and MGA, the commission decreased 4% and 5% for the three and six month periods ended June 30, 2008, respectively, compared to the same periods ended June 30, 2007. Total commission income earned by TrustWay from the production of AAIC for the three and six month periods ended June 30, 2008 totaled $0.6 million and $1.8 million, respectively and this amount is eliminated from total commission income (revenue) and commission expense. AAIC pays MGA commission on the 30% of premium which AAIC retains. This amount is subsequently eliminated upon consolidation. The amount eliminated was $1.6 million and $3.5 million, respectively, for the three and six month periods ended June 30, 2008.
     Managing general agent fees for the three and six month periods ended June 30, 2008 were $2.9 million and $6.1 million, respectively, an increase of $0.3 million and $0.9 million, when compared to the same periods of 2007.
     Other fee income was flat and decreased $0.1 million for the three and six month periods ended June 30, 2008 from the comparable periods of 2007. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes less agency bill policies, the fee income will decline slightly.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income increased $22,000 and decreased $4,000 for the three and six month periods ended June 30, 2008 from $0.2 million and $0.4 million in the comparable 2007 periods. This is primarily a result of an increase in average invested assets. The improved cash flows from our insurance operations resulted in increases in average invested assets.
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
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three and six month periods ended June 30, 2008, was $12.5 million and $24.9 million, respectively.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $5.5 million and $11.1 million for the three and six month periods ended June 30, 2008. As a percentage of earned premiums, this amount increased for the three month period ended June 30, 2008, from 76.2% to 74.3%, when compared with the same period in 2007. As a percentage of earned premiums, this amount decreased for the six month period ended June 30, 2008, from 78.3% to 74.2%, when compared with the same period in 2007. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The increase in the year-over-year loss ratio is in part due to adverse loss development experienced due storm activity and increased claim frequency in various states.

Other Expenses
     Other operating expenses, including selling and general and administrative increased $0.8 million and $1.7 million for the three and six-month periods ended June 30, 2008 when compared to the same periods of 2007. As a percentage of revenue, selling and general and administrative expenses for the three month period ended June 30, 2008 increased from 60.6% to 62.6% when compared to the 2007 period. As a percentage of revenue, selling and general and administrative expenses for the six month period ended June 30, 2008 increased from 60.6% to 61.1% when compared to the 2007 period. The increase in selling expenses is primarily attributable to additional staffing costs as compared to the 2007 period.
Income Tax Expense
     The provision for income taxes for the three and six month periods ended June 30, 2008, consists of federal and state income taxes at the Company’s effective tax rate. The Company had a tax benefit of ($0.1) million and a tax expense of $0.1 million for the three and six month periods ended June 30, 2008, representing an effective tax rate of (40.4%) and 33.8%, respectively. This tax expense compares with $0.2 million and $0.7 million for the comparable 2007 periods, which was an effective tax rate of 56.7% and 46.5%, respectively.
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
Interest Rate Risk
Investments. Our investment portfolio consists primarily of fixed-maturity debt securities, all of which are classified as available for sale. For these securities, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity securities portfolio is subject to interest rate risk where the value of the fixed maturity securities portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity securities portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. More specifically, it is the approximate percentage change in the value of a bond or bond portfolio due to a 100 basis point change in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items. We strive to limit interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities in our portfolio. We do not hedge our exposure to interest rate risk because we have the capacity to, and typically, hold fixed-maturity investments to maturity. The effective duration of the portfolio as of June 30, 2008 was 5.59 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by $0.6 million, or 5.1%. Conversely, a 1.0% decline in interest rates would result in approximately $0.7 million, or 6.1%, appreciation in the market value of our fixed income portfolio.
Credit Facility. We also have exposure to market risk for changes in interest rates because we have variable rate debt. The interest rate we pay increases or decreases with the changes in LIBOR. Based on our borrowings under the floating rate credit agreement at June 30, 2008, a 10% increase in market interest rates would increase our annual net interest expense by approximately $20,000. Conversely, a 10% decrease in market interest rates would decrease our annual net interest expense by approximately $20,000.
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

The following table shows the carrying values of our fixed maturity securities, which are reported at fair value. The table also presents estimated fair values at adjusted market rates assuming a parallel 100 basis point increase in market interest rates, given the effective duration noted above. The following sensitivity analysis summarizes only the exposure to market interest rate risk:

Estimated
		Carrying Value at	Change in
		Adjusted Market	Value as a
(Dollar amounts in thousands)	Carrying	Rates/Prices	Percentage of
June 30, 2008	Value	Indicated Above	Carrying Value

Fixed maturity securities available-for-sale, at fair value	$12,124.6	$11,248.1	(7.2)%
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
The following summarizes the effective duration distribution of our fixed maturity securities portfolio.

	Duration Ranges
June 30, 2008	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20

Fair value percentage of fixed maturity security portfolio	10.8%	8.7%	10.8%	34.1%	35.7%	0.0%
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
Credit Risk
Investments. The fixed maturity securities portfolio of our insurance subsidiary is subject to credit risk. This risk is the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. All of the debt securities in our portfolio were rated investment grade by the National Association of Insurance Commissioners, or the NAIC, and Standard & Poor’s as of June 30, 2008.
Reinsurance. The Carrier places reinsurance with four major unaffiliated reinsurers. Two of the reinsurers are authorized and two are unauthorized To the extent that a reinsurer may be unable to pay losses for which it is liable to Carrier under the terms of its reinsurance agreement, Carrier remains liable for such losses. The Company attempts to minimize this risk by maintaining reinsurance agreements with financially sound reinsurers. The Company maintains security trust agreements with the two unauthorized reinsurers, whereby all reinsurance receivables are pre-funded and secured. As of June 30, 2008, there were no amounts deemed uncollectible.

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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of June 30, 2008, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

     Policy service fee revenues have provided additional revenues equivalent to approximately 12% of gross premium produced by MGA. These fees include policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Our revenues could be reduced by changes in insurance regulation that restrict our ability to charge these fees. Those arrangements are subject to insurance holding company act regulation in the states where our insurance subsidiaries are domiciled. Continued payment of these fees could be affected if insurance regulators in these states determined that these arrangements are not permissible under the insurance holding company acts.
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
     Our level of debt could affect our financial performance. As of June 30, 2008, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $7.2 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.
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
     Our results of operations depend in part on the performance of our invested assets. As of June 30, 2008, 80% of our investment portfolio was invested in fixed maturity securities with the remainder in equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.

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
     For the three months ended June 30, 2008, we generated approximately 70% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     For 2008 directors’ fees, each non-officer director may choose between (i) an amount in cash equal to $10,000 plus the number of shares equal to $10,000 divided by the share price on December 31, 2007, or (ii) if they accept all stock for their fee, the number of shares equal to $30,000 divided by the share price on December 31, 2007. During the first six months of 2008, the Company issued 120,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on January 29, 2008 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On April 24, 2008, our annual meeting of stockholders was held in our Atlanta, Georgia offices. A total of 49,817,064 of our shares of common stock were present or represented by proxy at the annual meeting. This represented approximately 76.73% of our shares outstanding on the record date. One proposal was voted upon at our annual meeting and was approved. Each of Guy W. Millner, Bud Stumbaugh, Donald Ratajczak, Quill O. Healey, John E. Cay III, Kaaren Street, Sam Zamarripa and John Ray was re-elected as a director, each to serve until our next annual meeting of stockholders and until his or her successor is duly elected and qualified.
     The table set forth below states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each of the proposals voted upon at our annual meeting of stockholders.

					Broker Non-
Description of Matter	For	Against	Withheld	Abstentions	Votes

1. Election of Directors:	94	n/a	7	n/a	n/a

ITEM 6. EXHIBITS
     (a) Exhibits.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2008	ASSURANCEAMERICA CORPORATION
	By:	/s/ Lawrence Stumbaugh
Lawrence Stumbaugh
President and CEO

Date: August 14, 2008
/s/ Gregory D. Woods
Gregory D. Woods
Acting Chief Financial Officer