Form 10-Q
period 2008-09-30
ASSURANCEAMERICA CORP
filed 2008-11-14
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☑
There were 64,953,881 shares of the Registrant’s $.01 par value Common Stock outstanding as of November 8, 2008.

ASSURANCEAMERICA CORPORATION
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$4,605,317	$5,511,842
Short-term investments	650,849	642,924
Long-term investments, available for sale at fair value	8,048,731	14,838,738
Marketable equity securities	2,315,562	2,563,040
Other securities	155,000	155,000
Investment income due and accrued	133,719	158,981
Receivable from insureds	31,732,984	28,802,125
Reinsurance recoverable (including $14,428,845 and $6,077,396 on paid losses)	41,174,765	29,327,012
Prepaid reinsurance premiums	23,814,634	21,145,161
Deferred acquisition costs	2,431,606	2,130,323
Property and equipment (net of accumulated depreciation of $3,382,440 and $2,737,288)	2,706,630	2,360,747
Other receivables	3,760,538	2,966,287
Prepaid expenses	1,079,115	861,588
Intangibles (net of accumulated amortization of $2,559,414 and $2,240,233)	11,104,655	11,368,383
Security deposits	94,687	86,438
Prepaid income tax	479,949	148,677
Deferred tax assets	2,182,449	1,824,453
Other assets	351,710	361,419

Total assets	$136,822,900	$125,253,138

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$9,208,051	$7,184,132
Unearned premium	34,103,588	30,991,565
Unpaid losses and loss adjustment expenses	38,468,909	33,660,814
Reinsurance payable	30,194,813	25,174,138
Provisional commission reserve	2,971,594	2,963,308
Notes payable, related party	1,996,967	4,482,862
Junior subordinated debentures payable	4,973,518	4,968,519

Total liabilities	121,917,440	109,425,338

Commitments and contingencies
Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000, outstanding 64,953,881 and 64,803,881)	649,539	648,039
Surplus-paid in	16,904,933	16,782,588
Accumulated deficit	(2,058,751)	(1,673,332)
Accumulated other comprehensive income:
Net unrealized gains (losses) on investment securities, net of taxes	(590,261)	70,505

Total stockholders’ equity	14,905,460	15,827,800

Total liabilities and stockholders’ equity	$136,822,900	$125,253,138

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenue:
Gross premiums written	$22,168,416	$21,535,015	$71,336,281	$69,964,867
Gross premiums ceded	(15,263,051)	(14,553,205)	(49,304,392)	(47,230,864)

Net premiums written	6,905,365	6,981,810	22,031,889	22,734,003
Decrease (Increase) in unearned premiums, net of prepaid reinsurance premiums	473,519	(185,972)	(442,549)	(3,985,676)

Net premiums earned	7,378,884	6,795,838	21,589,340	18,748,327
Commission income	5,117,743	4,498,414	16,501,325	16,302,203
Managing general agent fees	2,962,309	2,871,324	9,080,139	8,109,556
Net investment income	159,597	209,132	549,410	602,935
Net investment gains (losses) on securities	(92,312)	(9,573)	(149,035)	16,666
Other fee income	112,680	49,578	370,298	297,794

Total revenue	15,638,901	14,414,713	47,941,477	44,077,481
Expenses:
Losses and loss adjustment expenses	6,360,258	4,726,493	17,494,409	13,593,464
Selling, general and administrative expenses	9,713,440	9,021,080	29,434,351	27,003,762
Stock option expense	527	110,888	42,346	329,000
Depreciation and amortization expense	325,933	256,016	964,781	904,665
Interest expense	154,074	255,785	569,010	775,161

Total operating expenses	16,554,232	14,370,262	48,504,897	42,606,052

Income (loss) before provision for income tax expense	(915,331)	44,451	(563,420)	1,471,429
Income tax provision (benefit)	(296,845)	89,942	(178,001)	752,777

Net income (loss) before minority interest	(618,486)	(45,491)	(385,419)	718,652
Minority interest	—	(1,971)	—	2,655

Net income (loss)	$(618,486)	$(43,520)	$(385,419)	$715,997

Earnings per common share
Basic	$(0.009)	$(0.001)	$(0.006)	$0.012
Diluted	$(0.009)	$(0.001)	$(0.006)	$0.012
Weighted average shares outstanding-basic	64,941,381	64,731,908	64,911,655	60,939,646
Weighted average shares outstanding-diluted	64,941,381	65,475,724	64,911,655	61,732,488
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(618,486)	$(43,520)	$(385,419)	$715,997

Other comprehensive income (loss):
Change in unrealized gains (losses) of investments arising during the period	(568,256)	215,191	(1,206,261)	12,605
Reclassification adjustment for realized losses (gains) recognized during the year	92,312	9,573	149,035	(16,666)

Net change in unrealized (losses) gains	(475,944)	224,764	(1,057,226)	(4,061)
Deferred tax (loss) benefit on above changes	178,479	(84,287)	396,460	1,523

Other comprehensive losses	(297,465)	140,477	(660,766)	(2,538)

Comprehensive income (loss)	$(915,951)	$96,957	$(1,046,185)	$713,459

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ending September 30, 2008 and 2007

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(385,419)	$715,997
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses (gains) on securities	149,035	(16,666)
Depreciation and amortization	964,781	909,663
Stock-based compensation — options	42,348	329,000
Stock-based compensation — director fees	81,500	116,600
Deferred tax provision	38,464	442,563
Changes in assets and liabilities:
Investment income due and accrued	25,262	(82,494)
Receivables	(3,731,831)	(13,855,635)
Prepaid expenses and other assets	(216,067)	(97,242)
Unearned premiums	3,112,023	12,298,713
Unpaid loss and loss adjustment expenses	4,808,095	5,847,610
Ceded reinsurance payable	5,020,675	12,808,182
Reinsurance recoverable	(11,847,753)	(9,446,962)
Prepaid reinsurance premiums	(2,669,473)	(8,313,037)
Accounts payable and accrued expenses	2,023,919	2,962,225
Prepaid income taxes	(331,272)	303,187
Deferred acquisition costs	(301,283)	(1,117,101)
Provisional commission reserve	8,286	314,534

Net cash provided by operating activities	(3,208,710)	4,119,137

Cash flows from investing activities:
Purchases of property and equipment, net	(998,615)	(548,839)
Proceeds from sales, call and maturities of investments	10,570,879	1,433,650
Purchases of investments	(4,734,320)	(5,898,942)
Cash paid for acquisition of agencies, net of cash acquired	(55,200)	(400,000)

Net cash provided (used) by investing activities	4,782,744	(5,414,131)

Cash flows from financing activities:
Repayments of notes payable	(2,480,559)	(1,178,804)
Repayments on capital lease obligation	—	(64,759)

Net used provided by financing activities:	(2,480,559)	(1,243,563)

Net decrease in cash and cash equivalents	(906,525)	(2,538,557)
Cash and cash equivalents, beginning of period	5,511,842	8,185,539

Cash and cash equivalents, end of period	$4,605,317	$5,646,982

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008 and 2007

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	September 30, 2008	December 31, 2007
Case basis	$4,077,396	$4,200,577
IBNR	7,645,593	6,210,621

Total	$11,722,989	$10,411,198

(4)	Reinsurance
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
The impact of reinsurance on the statements of operations for the three and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Premiums written:
Direct	$21,948,630	$21,145,204	$70,425,262	$68,784,027
Assumed	219,786	389,811	911,019	1,180,840
Ceded	15,263,051	14,553,205	49,304,392	47,230,864

Net	$6,905,365	$6,981,810	$22,031,889	$22,734,003

Premiums earned:
Direct	$23,344,385	$20,348,021	$67,111,079	$56,885,146
Assumed	303,812	369,866	1,113,178	781,009
Ceded	16,269,313	13,922,049	46,634,917	38,917,828

Net	$7,378,884	$6,795,838	$21,589,340	$18,748,327

Losses and loss adjustment expenses incurred:
Direct	$20,868,196	$14,686,373	$56,229,573	$43,410,668
Assumed	287,861	312,760	982,042	543,172
Ceded	14,795,799	10,272,640	39,717,266	30,360,376

Net	$6,360,258	$4,726,493	$17,494,409	$13,593,464

The impact of reinsurance on the balance sheets as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Unpaid losses and loss adjustment expense:
Direct	$38,189,103	$33,391,172
Assumed	279,806	269,642
Ceded	26,745,920	23,249,616

Net	$11,722,989	$10,411,198

Unearned premiums:
Direct	$33,809,372	$30,495,191
Assumed	294,216	496,374
Ceded	23,814,634	21,145,161

Net	$10,288,954	$9,846,404

The Company received $3,968,393 and $12,819,142 in commissions on premiums ceded during the three and nine month periods ended September 30, 2008, respectively. Had all of the Company’s reinsurance agreements been cancelled at September 30, 2008, the Company would have returned $6,191,805 in reinsurance commissions to its reinsurers and its reinsurers would have returned $23,814,634 in unearned premiums to the Company.

(5)	Income Taxes
The provision for federal and state income taxes for the period ended September 30, 2008 and 2007 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Current	$(289,689)	$(79,368)	$(216,465)	$310,214
Deferred	(7,156)	169,310	38,464	442,563

Total provision for income taxes	$(296,845)	$89,942	$(178,001)	$752,777

(6)	Capital Stock

Common Stock
During the first nine months of 2007, 840,000 shares of preferred stock converted to 8,400,000 shares of common stock. During the first nine months of 2008, the Company issued 120,000 shares of common stock, $.01 par value to its board of directors.

Stock-Based Compensation
The weighted-average grant date fair value of options granted during the nine months ended September 30, 2008 and September 30, 2007, using the Black-Scholes-Merton option-pricing model, was $0.4499 and $0.7844, respectively. The total intrinsic value of options exercised during the nine months September 30, 2007 was $162,000 respectively. There were no options exercised during the nine months ended September 30, 2008.
Total compensation cost for share-based payment arrangements recognized for the three and nine months periods ended September 30, 2008 was $527 and $42,346, respectively. Total compensation cost for share-based payment arrangements recognized for the three and nine months periods ended September 30, 2007 was $110,888 and $329,000 respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	September 30, 2008	September 30, 2007
Weighted-average-grant-date fair value	$0.4499	$0.7844
Expected volatility	108% - 110%	106% - 120%
Weighted average volatility	109%	113%
Risk-free interest rate	3.45% - 3.85%	2.00% - 2.70%
Expected term (in years)	7.4	5.0

A summary of all stock option activity during the nine months ending September 30, 2008 and 2007 follows:

	September 30,2008		September 30, 2007
		Weighted
	Number of	Average	Number of	Number of
Options Outstanding	Shares	Exercise Price	Shares	Shares
January 1	4,946,665	$0.80	5,347,225	$0.85

Add (deduct):
Granted	462,500	$0.55	330,000	$1.06
Exercised	—	—	(50,000)	$0.25
Forfeited	(109,040)	$0.82	(416,750)	$0.78
Expired	—	—	—	—

March 31	5,300,125	$0.75	5,210,475	$0.87
Add (deduct):
Granted	—	—	1,091,000	$0.96
Exercised	—	—	(120,000)	$0.60
Forfeited	(18,500)	$0.83	(1,099,510)	$0.83
Expired	—	—	(20,000)	$0.75

June 30	5,281,625	$0.75	5,061,965	$0.91
Add (deduct):
Granted	677,943	$0.50	235,000	$0.91
Exercised	(50,000)	$0.25	(144,000)	$0.46
Forfeited	(651,060)	$0.78	(170,000)	$0.92
Expired	—	—	(80,000)	$5.25

September 30	5,258,508	$0.83	4,902,965	$0.86

Exercisable, September 30,	1,810,900	$0.68	1,166,183	$0.57

(7)	Commitments and Contingencies

Contractual Commitments
The Company leases office space for its corporate headquarters in Atlanta, Georgia under a 12-year lease that commenced on May 1, 2003. The Company leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The Company also leases office equipment for use in its various locations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities. The Company has a software license agreement with a term greater than one year.
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
Minimum amounts due under the Company’s noncancelable commitments at September 30, 2008 are as follows:

	Long-Term Debt	Operating Lease
Payments due by period	Obligations	Obligations	Total

Less than 1 year	$296,921	$503,533	$800,454
1-3 years	1,581,242	2,995,330	4,576,572
4-5 years	115,468	2,528,579	2,644,047
More than 5 years	4,976,854	1,912,321	6,889,175

Total	$6,970,485	$7,939,763	$14,910,248

Defined Contribution Plan
The Company’s associates participate in the AssuranceAmerica Corporation 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2008, the Company elected to match 33% of employee contributions up to 6% of gross earnings. Matching contributions during the first nine months of 2008 and 2007 were $72,394 and $37,054, respectively. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(8)	Net Income Per Share
Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the periods ended September 30, 2008 and 2007, because their inclusion would be anti-dilutive, are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Stock options	5,258,500	3,576,965	5,258,500	3,576,965

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the periods ended September 30, 2008 and 2007 are as follows:

		Average Shares	Per Share
	Net Income (Loss)	Outstanding	Amount
For the three months ended September 30, 2008:
Net income — basic	$(618,486)	64,941,381	(0.009)

Effect of dilutive stock warrants and options	—	—

Net income — diluted	$(618,486)	64,941,381	(0.009)

For the three months ended September 30, 2007:
Net income — basic	$(43,520)	64,731,908	(0.001)

Effect of dilutive stock warrants and options	—	743,816

Net income — diluted	$(43,520)	65,475,724	(0.001)

For the nine months ended September 30, 2008:
Net income — basic	$(385,419)	64,911,655	(0.006)

Effect of dilutive stock warrants and options	—	—

Net income — diluted	$(385,419)	64,911,655	(0.006)

For the nine months ended September 30, 2007:
Net income — basic	$715,997	60,939,646	0.012

Effect of dilutive stock warrants and options	—	792,842

Net income — diluted	$715,997	61,732,488	0.012

(9)	Supplemental Cash Flow Information

	2008	2007
Cash paid during the nine months ended September 30:
Interest	$569,011	$775,158
Income taxes	$114,807	$7,025
The Company recorded net unrealized losses on investment securities in the amount of $660,766 and $2,538, net of taxes, for the nine month period ended September 30, 2008 and 2007, respectively.
On January 3, 2007, the Company purchased the assets of Frontline Insurance Group, LLC. As part of the purchase agreement, the Company issued a note payable in the amount of $114,400.
On January 16, 2008 the Company purchased the assets of Alabama One Stop, LLC for cash.

On August 5, 2008, the Company purchased the remaining minority interest in TW Partners Agencies for cash.
The following table illustrates the composition of acquisitions for the nine months ended September 30, 2008 and 2007:

	2008	2007
Fair value of assets acquired	$55,200	$604,400
Cash paid to sellers	(55,200)	(400,000)

Liabilities assumed	$—	$204,400

During the first nine months of 2008, the Company issued 120,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to the director compensation program in lieu of cash directors’ fees.

(10)	Fair Value Disclosures
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
The following table illustrates the fair value measurements as of September 30, 2008:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Available for sale securities	$2,932,223	$5,116,508	$—
Marketable equity securities	2,315,562	—	—

Total	$5,247,785	$5,116,508	$—

(11)	Segment Reporting
The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Arizona, Florida, Louisiana, Indiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,800 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurer’s that retain the non-standard automobile insurance policies produced by MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 49 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.
The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.
Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
THIRD QUARTER 2008
Revenues
External customer	$6,499	$1,669	$7,471	$—	$—	$15,639
Intersegment	1,643	614	749	699	(3,705)	—
Income
Segment pretax income(loss)	779	(1,556)	(182)	44	—	(915)
Assets
Segment assets	12,292	4,634	116,859	26,922	(23,884)	136,823

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
THIRD QUARTER 2007
Revenues
External customer	$6,539	$877	$6,998	$—	$—	$14,414
Intersegment	1,620	813	743	743	(3,919)	—
Income
Segment pretax income(loss)	354	(1,475)	1,358	(192)	—	45
Assets
Segment assets	8,168	11,155	110,531	23,047	(22,799)	130,102

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST NINE MONTHS 2008
Revenues
External customer	$20,557	$5,260	$22,124	$—	$—	$47,941
Intersegment	5,188	2,379	2,363	2,097	(12,062)	—
Income
Segment pretax income(loss)	2,973	(3,690)	98	56	—	(563)
Assets
Segment assets	12,292	4,634	116,859	26,922	(23,884)	136,823

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST NINE MONTHS 2007
Revenues
External customer	$20,632	$4,074	$19,371	$—	$—	$44,077
Intersegment	5,335	3,372	2,412	2,228	(13,347)	—
Income
Segment pretax income(loss)	966	(1,954)	3,190	(730)	—	1,472
Assets
Segment assets	8,168	11,155	110,531	23,047	(22,799)	130,102

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition
     Investments and cash as of September 30, 2008, decreased $7.9 million to $15.8 million from investments and cash of $23.7 million as of December 31, 2007. The decrease was due in part to $3.2 million decline in cash and income related to operating activities. This increase was offset by $5.8 million in net sales of investments, $1.0 million in purchases of property and equipment and $2.5 million in principal payments on notes payable. The Company continues to invest in upgrading its retail stores and invest in technology to strengthen our infrastructure and support expansion. The Company’s investments of $11.1 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the Investment Policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of September 30, 2008, increased $2.9 million to $31.7 million compared to December 31, 2007. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2008. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
     Reinsurance recoverable as of September 30, 2008, increased $11.8 million to $41.2 million compared to December 31, 2007. The increase is mainly attributable to AAIC’s continued growth and loss experience. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of premiums and losses. The $41.1 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of September 30, 2008, increased $2.7 million to $23.8 million compared to December 31, 2007. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
     Deferred acquisition costs as of September 30, 2008 increased $0.3 million to $2.4 million compared to December 31, 2007. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Intangible assets as of September 30, 2008, decreased $0.3 million to $11.1 million from the balance of $11.4 million as of December 31, 2007. This decrease is directly related to the amortization of acquired assets.
     Accounts payable and accrued expenses as of September 30, 2008, increased $2.0 million from December 31, 2007 to $9.2 million. The increase is due to $0.2 million of accrued commissions due to agents, $0.2 million of expenses and $0.3 million increase in the liability for premium taxes.
     Unearned premium as of September 30, 2008 increased $3.1 million to $34.1 million from December 31, 2007, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2008.
     Unpaid losses and loss adjustment expenses increased $4.8 million to $38.5 million as of September 30, 2008 from $33.7 million at December 31, 2007. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
     Reinsurance payable as of September 30, 2008 increased $5.0 million to $30.2 million, compared to the balance at December 31, 2007. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2008.

     Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. This balance as of September 30, 2008 increased $0.01 million to $2.9 million, compared to the balance at December 31, 2007. The increase is related to a provisional commission payment during the third quarter of 2008.
Liquidity and Capital Resources
     Net cash used by operating activities for the nine months ended September 30, 2008 was $3.2 million compared to net cash provided by operating activities of $4.2 million for the same period of 2007.
     Investing activities for the nine months ended September 30, 2008 consisted of the purchase of leasehold improvements and property and equipment in the amount of $1.0 million in our retail stores and new technology and $5.8 million in net sales of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the nine months ended September 30, 2008 consisted of debt repayments for the nine months ended September 30, 2008 and 2007 of $2.5 million, compared to $1.2 million during the same period in 2007.
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
     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum capital and surplus of $3.0 million. As of September 30, 2008, AAIC’s statutory capital and surplus was $11.4 million.
Results of Operations
     The Company reported a net loss of $0.6 million and $0.4 million for the three and nine month periods ended September 30, 2008 compared to net loss of $0.01 million and net income of $0.8 million for the three and nine month periods ended September 30, 2007, respectively. The Company reported basic losses per common share of $0.009 and $0.005 for the three and nine month periods ended September 30, 2008 compared to basic losses per common share of $0.001 and basic gain per common share of $0.012 for the three and nine month periods ended September 30, 2007. Fully diluted losses per common share was $0.009 and $0.012 for the three and nine month period ended September 30, 2008 compared to $0.001 fully diluted losses per common share and $0.012 fully diluted earnings per common share for the three and nine month periods ended September 30, 2007.

Revenues
Premiums
     Gross premiums written for the three and nine month periods ended September 30, 2008 were $22.2 million and $71.3 million, respectively. In the comparable period for 2007, AAIC recorded $21.5 million and $70.0 million, respectively, in gross premiums written. 2008 gross premiums written includes insurance premiums written directly by AAIC, or “direct premiums written,” of $21.9 million and $70.4 million in the respective three and nine month periods, plus $0.4 and $0.9 million, in the respective three and nine month periods, of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to a reinsurance contract, referred to as “assumed premiums written.” 2007 gross premiums written includes direct premiums written of $21.1 million and $68.8 million in the respective three and nine month periods, plus $0.4 million and $1.2 million, in the respective three and nine month periods, of assumed premiums written. The majority of our growth occurred in Louisiana and Arizona, where AAIC began writing policies in Louisiana in 2007 and in Arizona where AAIC began writing policies in the first quarter of 2008. Entry into Louisiana accounted for $5.9 million and Arizona was $1.4 million of the increase during 2008 over the comparable 2007 period. As of September 30, 2008 the soft market and economic factors continues to put pressure on our writings in Georgia and Florida. The decline in Georgia premium for the nine months ended September 30, 2008 was $2.3 million or 8% from the 2007 comparable period. Florida premium declined $4.6 million when compared with the first nine months of 2007. Policies inforce increased 12% from December 31, 2007 to September 30, 2008. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the total amount ceded for the nine months ended September 30, 2008, was $49.3 million.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $7.4 million and $21.6 million for the three and nine month periods ended September 30, 2008 and compares to $6.8 million and $18.7 million, respectively, for the three and nine month periods ended September 30, 2007.
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
     Commission income, as a result of business produced in both TrustWay and MGA, increased 14% and 1% for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods ended September 30, 2007. Total commission income earned by TrustWay from the production of AAIC for the three and nine month periods ended September 30, 2008 totaled $0.6 million and $2.4 million, respectively and this amount is eliminated from total commission income (revenue) and commission expense. AAIC pays MGA commission on the 30% of premium which AAIC retains. This amount is subsequently eliminated upon consolidation. The amount eliminated was $1.6 million and $5.2 million, respectively, for the three and nine month periods ended September 30, 2008.
     Managing general agent fees for the three and nine month periods ended September 30, 2008 were $3.0 million and $9.1 million, respectively, an increase of $0.1 million and $1.0 million, when compared to the same periods of 2007.
     Other fee income was increased $0.1 million for each of the three and nine month ended September 30, 2008 from the comparable periods of 2007. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes less agency bill policies, the fee income will decline slightly.

Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income decreased $50,000 and $54,000 for the three and nine month periods ended September 30, 2008 from $0.2 million and $0.6 million in the comparable 2007 periods. This is primarily a result of a decrease in average invested assets.
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
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three and nine month periods ended September 30, 2008, was $14.8 million and $39.7 million, respectively.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $6.4 million and $17.5 million for the three and nine month periods ended September 30, 2008. As a percentage of earned premiums, this amount increased for the three month period ended September 30, 2008, from 69.5% to 86.2%, when compared with the same period in 2007. As a percentage of earned premiums, this amount decreased for the nine month period ended September 30, 2008, from 72.5% to 81.0%, when compared with the same period in 2007. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The increase in the year-over-year loss ratio is in part due to adverse loss development experienced due to storm activity and increased claim frequency in various states.
Other Expenses
     Other operating expenses, including selling and general and administrative increased $0.7 million and $2.4 million for the three and nine month periods ended September 30, 2008 when compared to the same periods of 2007. As a percentage of revenue, selling and general and administrative expenses for the three month period ended September 30, 2008 decreased from 62.6% to 62.1% when compared to the 2007 period. As a percentage of revenue, selling and general and administrative expenses for the nine month period ended September 30, 2008 increased from 61.3% to 61.4% when compared to the 2007 period. The increase in selling expenses is primarily attributable to additional staffing costs as compared to the 2007 period.
Income Tax Expense
     The provision for income taxes for the three and nine month periods ended September 30, 2008, consists of federal and state income taxes at the Company’s effective tax rate. The Company had a tax benefit of $0.3 million and $0.2 million for the three and nine month periods ended September 30, 2008, representing an effective tax benefit rate of 31.6% for the year. This tax expense compares with $0.1 million and $0.8 million for the comparable 2007 periods, which was an effective tax rate of 51.25% for the year. The Company experienced a higher tax rate in 2007 due to the impact of incentive stock options compensation expense.

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
Interest Rate Risk
     Investments. Our investment portfolio consists primarily of fixed-maturity debt securities, all of which are classified as available for sale. For these securities, we seek to provide for liquidity and diversification while maximizing income without sacrificing investment quality. The value of the fixed maturity securities portfolio is subject to interest rate risk where the value of the fixed maturity securities portfolio decreases as market interest rates increase, and conversely, when market interest rates decrease, the value of the fixed maturity securities portfolio increases. Duration is a common measure of the sensitivity of a fixed maturity security’s value to changes in interest rates. More specifically, it is the approximate percentage change in the value of a bond or bond portfolio due to a 100 basis point change in interest rates. The higher the duration, the more sensitive a fixed maturity security is to market interest rate fluctuations. Effective duration also measures this sensitivity, but it takes into account call terms, as well as changes in remaining term, coupon rate, cash flow, and other items. We strive to limit interest rate risk by selecting investments with characteristics such as duration, yield and liquidity tailored to the anticipated cash outflow characteristics of our liabilities. Interest rate risk includes the risk from movements in the underlying market rate and in the credit spread of the respective sectors of the debt securities in our portfolio. We do not hedge our exposure to interest rate risk because we have the capacity to, and typically, hold fixed-maturity investments to maturity. The effective duration of the portfolio as of September 30, 2008 was 5.31 years. Should market interest rates increase 1.0%, our fixed income portfolio would be expected to decline in market value by $0.9 million, or 10.8%. Conversely, a 1.0% decline in interest rates would result in approximately $0.1 million, or 1%, depreciation in the market value of our fixed income portfolio.
     Credit Facility. We also have exposure to market risk for changes in interest rates because we have variable rate debt. The interest rate we pay increases or decreases with the changes in LIBOR. Based on our borrowings under the floating rate credit agreement at September 30, 2008, a 10% increase in market interest rates would increase our annual net interest expense by approximately $21,134. Conversely, a 10% decrease in market interest rates would decrease our annual net interest expense by approximately $21,134.
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
     The following table shows the carrying values of our fixed maturity securities, which are reported at fair value. The table also presents estimated fair values at adjusted market rates assuming a parallel 100 basis point increase in market interest rates, given the effective duration noted above. The following sensitivity analysis summarizes only the exposure to market interest rate risk:

Estimated
		Carrying Value at	Change in
		Adjusted Market	Value as a
(Dollar amounts in thousands)	Carrying	Rates/Prices	Percentage of
September 30, 2008	Value	Indicated Above	Carrying Value
Fixed maturity securities available-for-sale, at fair value	$8,676.7	$8,048.7	(7.2)%

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
     The following summarizes the effective duration distribution of our fixed maturity securities portfolio.

	Duration Ranges
September 30, 2008	Below 1	1 to 3	3 to 5	5 to 7	7 to 10	10 to 20
Fair value percentage of fixed maturity security portfolio	0.0%	18.0%	31.3%	25.1%	25.6%	0.0%
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
Credit Risk
     Investments. The fixed maturity securities portfolio of our insurance subsidiary is subject to credit risk. This risk is the potential loss in market value resulting from adverse changes in the borrower’s ability to repay the debt. We attempt to manage our credit risk through issuer and industry diversification. We regularly monitor our overall investment results and review compliance with our investment objectives and guidelines. Our investment guidelines include limitations on the minimum rating of debt securities in our investment portfolio, as well as restrictions on investments in debt securities of a single issuer. All of the debt securities in our portfolio were rated investment grade by the National Association of Insurance Commissioners, or the NAIC, and Standard & Poor’s as of September 30, 2008.
     Reinsurance. We place reinsurance with four major unaffiliated reinsurers. Two of the reinsurers are authorized and two are unauthorized To the extent that a reinsurer may be unable to pay losses for which it is liable to us under the terms of its reinsurance agreement, we remain liable for such losses. The Company attempts to minimize this risk by maintaining reinsurance agreements with financially sound reinsurers. The Company maintains security trust agreements with the two unauthorized reinsurers, whereby all reinsurance receivables are pre-funded and secured. As of September 30, 2008, there were no amounts deemed uncollectible

ITEM 4. CONTROLS AND PROCEDURES
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
     Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of September 30, 2008, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows. Only our Vice Chairman, Lawrence Stumbaugh and our President, Joseph Skruck, have employment agreements with us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows.
Our debt service obligations could impede our operations, flexibility and financial performance.
     Our level of debt could affect our financial performance. As of September 30, 2008, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $7.0 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.
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
     Our results of operations depend in part on the performance of our invested assets. As of September 30, 2008, 73% of our investment portfolio was invested in fixed maturity securities with the remainder in equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.
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
     For the nine months ended September 30, 2008, we generated approximately 60% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     For 2008 directors’ fees, each non-officer director may choose between (i) an amount in cash equal to $10,000 plus the number of shares equal to $10,000 divided by the share price on December 31, 2007, or (ii) if they accept all stock for their fee, the number of shares equal to $30,000 divided by the share price on December 31, 2007. During the first nine months of 2008, the Company issued 120,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on January 29, 2008 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

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

Date: November 14, 2008	ASSURANCEAMERICA CORPORATION
	By:	/s/ Guy W. Millner
Guy W. Millner
Chairman and CEO

Date: November 14, 2008
/s/ Gregory D. Woods
Gregory D. Woods
Acting Chief Financial Officer