Form 10-K
period 2008-12-31
ASSURANCEAMERICA CORP
filed 2009-03-27
CIK 8497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number: 0-6334

ASSURANCEAMERICA CORPORATION

NEVADA	87-0281240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 Interstate North Pkwy., Suite 600, Atlanta, Georgia (Address of Principal Executive Offices)	30328 (Zip Code)

Registrant’s telephone number, including area code:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by persons other than affiliates of the registrant as of June 30, 2008 was $7,858,577 based on a sale price of $.45 per share.

There were 65,176,103 shares of the registrant’s common stock outstanding as of March 15, 2009.

Documents Incorporated By Reference

Parts of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders to be held on April 30, 2009 are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed in this report. The risks and uncertainties include, without limitation, uncertainties related to estimates and assumptions generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; risks related to the nature of the Company’s business, such as the adequacy of its reserve for loss and loss adjustment expense; claims experience; losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in this report. In addition, you should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

PART I

Item 1.	BUSINESS

History

AssuranceAmerica Corporation, a Nevada corporation (the “Company”) (formerly Brainworks Ventures, Inc.), is an insurance holding company that was originally incorporated in 1969 under the laws of the state of Utah. AssuranceAmerica Corporation, a Georgia corporation (“AssuranceAmerica Georgia”), began the Company’s current insurance business in 1998 through its subsidiary, TrustWay Insurance Agencies, LLC (“TrustWay”), a Delaware limited liability company (formerly AssetAmerica Insurance Agencies, LLC). In 1999, the Company formed another subsidiary, AssuranceAmerica Managing General Agency LLC (“MGA”), a Delaware limited liability company, that until 2003 provided all of the underwriting, claims and policyholder service functions for the Georgia nonstandard personal automobile program for Gateway Insurance Company of St. Louis, Missouri. In late 2002, the Company formed its subsidiary AssuranceAmerica Insurance Company (“AAIC”), a property and casualty insurance company and South Carolina corporation that focuses on writing nonstandard automobile business and other specialty products.

On April, 1, 2003, the Company, then known as Brainworks Ventures, Inc., consummated a merger with AssuranceAmerica Georgia. To effect the merger, AA Holdings, LLC, a Delaware limited liability company, merged with and into AssuranceAmerica Georgia for the purpose of converting the limited liability company into a corporation. Thereafter, pursuant to an Agreement and Plan of Merger and Reorganization by and among the Company, AAHoldings Acquisition Sub, Inc., AAHoldings, LLC and AssuranceAmerica Georgia, dated April 1, 2003 (the “Merger Agreement”), the shareholders of AssuranceAmerica Georgia exchanged an aggregate of 19,508,902 shares of AssuranceAmerica Georgia common stock, no par value, on a 1-for-1 basis, for shares of common stock, $0.01 par value per share, of the Company (“Company Common Stock”). Due to an insufficient number of authorized shares of Company Common Stock, the shareholders of AssuranceAmerica Georgia continued to hold an aggregate of 23,241,098 shares of series A convertible preferred stock, no par value, of AssuranceAmerica Georgia (“AssuranceAmerica Georgia Preferred Stock”), which stock, pursuant to the terms of the Merger Agreement, was converted into shares of Company Common Stock when the authorized number of shares of Company Common Stock was increased to a number sufficient to exchange each share of AssuranceAmerica Georgia Preferred Stock for one share of Company Common Stock. Upon conversion, the former shareholders of AssuranceAmerica Georgia held a total of 42,790,000 shares of Company Common Stock. Such conversion occurred simultaneously with the increase in the number of authorized shares of Company Common Stock. A special meeting of the shareholders of the Company was held on June 26, 2003, to vote upon a proposal to increase the number of authorized shares of Company Common Stock to permit such conversion of the AssuranceAmerica Preferred Stock. The proposal was approved by the Company’s shareholders. The Merger Agreement also effected a change in the executive officers of the Company and a majority change in the Board of Directors of the Company. As a result of the merger, the Company ceased its historical business in order to focus upon the insurance business of AssuranceAmerica Georgia.

Who We Are

We are a holding company which, through our wholly-owned insurance company, managing general agency, and retail agency network, underwrites and distributes primarily non-standard personal automobile insurance products to individuals. The Company offers Non-standard personal automobile insurance and is provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type, or other factors. These policies generally require higher premiums than standard policies for comparable coverage. We offer products in nine states, including Georgia, South Carolina, Florida, Louisiana, Texas, Alabama, Arizona, Indiana and Mississippi.

We began our current insurance business in 1998 through the acquisition of a series of retail insurance agencies located in Florida now known as TrustWay. In 1999, we organized MGA, which initially provided all of the underwriting, claims and policyholder service functions for the Georgia non-standard personal automobile program for an unaffiliated insurance company. In late 2002, we organized AAIC, which began underwriting non-standard personal automobile policies in April 2003 and currently writes business in Georgia, South Carolina, Florida, Louisiana, Texas, Alabama, Arizona, Indiana and Mississippi.

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

AAIC is a property and casualty insurance company domiciled in South Carolina that focuses on writing non-standard automobile business. It is also licensed to underwrite business in West Virginia, Pennsylvania, Illinois, Tennessee, Missouri, Virginia and Arkansas. Currently, AAIC is not writing in these states, but we expect to begin writing business in the new states, provided that the underwriting environment remains positive and the capital and surplus of AAIC supports such growth. AAIC cedes approximately 70% of its gross written premiums to five reinsurers, four of which are rated A- or better by A.M. Best and one of which is not formally followed by A.M. Best.

MGA markets AAIC’s policies through more than 2000 independent insurance agencies. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurers of the non-standard automobile insurance policies, which are produced by MGA in Florida and Texas. MGA receives commissions and other administrative fees from AAIC and the unaffiliated insurance companies based on the amount of gross premiums produced for each respective company. Additionally, MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations.

TrustWay is comprised of 46 retail insurance agencies with 38 locations in Florida, five locations in Alabama, and three locations in Georgia. TrustWay has been appointed by a number of unaffiliated insurance carriers and AAIC, and primarily sells non-standard personal automobile insurance and related products and services. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

Our Industry

Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2008, this market was estimated to be $164.1 billion by the National Association of Insurance Commissioners (“NAIC”) Market Share Reports. Personal auto insurance provides coverage to drivers for liability to others for both bodily injury and property damage and for physical damage to an insured’s vehicle from collision and other perils. Personal auto insurance is comprised of preferred, standard and non-standard risks. Non-standard insurance is intended for drivers who, due to their driving record, age, vehicle type, payment history or other factors represent a higher than normal risk. As a result, customers that purchase non-standard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.

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

Our market has a significant Hispanic component. This market demographic is prominent in the southeast and, as of December 31, 2008, represents approximately 20% of our policies in force.

Wholesale Operations

Our wholesale operations are divided into four primary functional areas: Claims, Underwriting and Customer Service, Information Technology, and Product Development and Management.

Claims

AAIC seeks to pay the claims it owes in a fast, fair manner and strives to have the lowest cycle time for non-contested claims (the period of time from the initial claim report to settlement) in the industry. The non-standard personal automobile insurance market experiences a higher level of fraudulent or inflated claims than the standard or preferred market. Our Claims Division takes a hard stance on the claims AAIC does not owe and works to develop a reputation as a carrier that will aggressively fight such inflated or fraudulent claims. In order to accomplish these objectives, the Claims Division seeks the highest caliber associate, paying above prevailing market rates in order to attract and retain experienced professionals in every area of the Claims Division.

All claims are assigned to experienced claims personnel, and the files are directed immediately to handling adjusters to reduce cycle time. The Claims Division is organized into various units to provide efficient file handling capability.

We make an effort to keep the file pending levels for our adjusters at below industry standards to reduce errors. All adjuster authority levels are determined based on the experience of the particular adjuster. We have formalized reserving and audit processes, conduct periodic file audits, conduct a monthly reserve reconciliation process and a complete periodic review of every pending file.

The Claims Division has a state of the art web-based claims system which is instrumental in increasing productivity by streamlining the claims processes, and it provides a competitive advantage by utilizing immediate, real-time data for evaluation purposes and allowing the exchange of information with fraud fighting agencies.

Underwriting and Customer Service

The Underwriting and Customer Service Division services the needs of our agents and insureds. A number of the Customer associates are bilingual and work predominately on a Spanish call line providing service to our Spanish-speaking agents and insureds.

We emphasize the use of automation wherever possible to minimize costs. We have a phone messaging system that telephones policyholders to remind them of payments due and of pending cancellations. We send agents copies of policyholder notices electronically instead of mailing them and agents can apply payments and process their own policy changes online, reducing the time spent by Customer Service performing these activities.

Product Development and Management

The Product Development and Management Division designs and prices each insurance product we offer, assists in the introduction of each new product to the agency force, monitors each product, and recommends rate changes, policy payment plans, new insurance coverages and variables. This division uses our data warehouse to analyze and follow each product from the point of sale through termination and claims settlement, if any. We perform a market analysis for each new state prior to expanding operations into a new state. As part of the analysis, we produce and review actuarial studies, analyze required forms and coverages, and analyze rates, legal and competitive environment studies. After reviewing this data, we prioritize potential expansion states.

Information Technology

The Information Technology Division is responsible for the management of the information technology functions of MGA and AAIC and also advises TrustWay on its information technology functions. This division is organized in three groups: Application Development, Business Intelligence and Infrastructure Support.

With respect to the Application Development group our primary application is our policy management system (PTS), which was designed for the non-standard automobile insurance industry. This software application is an end-to-end, enterprise wide, real-time, web-based policy administration system. PTS manages and increases efficiencies among the most critical functions and throughout our entire organization.

By utilizing internet technologies, PTS provides a method to sell, quote, issue, and manage policies from any location. PTS centralizes information and is designed to reduce workload, errors and costs associated with tracking and managing an insurance policy. It allows for control of user access to the database and opens communication channels through all levels of the organization. This system allows for the quoting, binding, initial premium collection, and printing of declarations pages, policies, endorsements and insurance ID cards at the point of sale at the agent’s office.

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

We have contracted with Sunguard Availability Services for our business recovery services, which include critical applications, voice systems and data recovery.

Retail Operations

Our entry into the insurance industry in January 1998 was through the acquisition of 33 retail agencies in Florida. We reduced the number of locations over time to 26 and have since acquired several additional insurance agencies. All of the retail operations currently operate under the TrustWay brand or as a division of TrustWay and consist of a total of 46 independent non-standard automobile insurance agencies located in Florida (38), Alabama (5), and Georgia (3).

TrustWay mainly writes new business with four to ten carriers depending upon the state or office.

We expect that growth in revenues will come from increasing the average premium volume per location through the opening of additional offices, selected acquisitions, improved marketing, retention efforts and placing this business with higher commission rate carriers.

Reinsurance

In the normal course of business, AAIC seeks to reduce its overall risk levels by obtaining reinsurance from reinsurers. Reinsurance contracts do not relieve AAIC from its obligations to policyholders in the event that a reinsurer is unable to make its payments to AAIC. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. AAIC cedes approximately 70% of its gross written premium to five reinsurers, four of which are rated A- or better by A.M. Best and one of which is not formally followed by A.M. Best.

Reserves

AAIC establishes reserves for its estimated liability for unpaid losses and loss adjustment expenses on an individual case basis for all reported incidents. The reserve includes amounts for uncollected expenses, anticipated future claim development and losses incurred but not reported (based upon actuarial analysis of historical data). The Claims Department has a statistical standardized process for setting up the initial reserves (and adjustments) and conducts file audits, monthly reserve reconciliation and a quarterly review of every pending file. Additionally, the reserves for loss and loss adjustment expenses are reviewed semi-annually by a consulting actuarial firm.

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

Supervision and Regulation

Insurance companies are generally subject to regulation and supervision by insurance departments of the jurisdiction in which they are domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. Generally, an insurance company is subject to a higher degree of regulation and supervision in its state of domicile. State insurance departments have broad administrative power relating to licensing insurers and agents, regulating premium charges and policy forms, establishing reserve requirements, prescribing statutory accounting methods, the form and content of statutory financial reports, and regulating the type and amount of investments permitted. Rate regulation varies from “file and use” to prior approval to mandated rates.

State insurance departments are charged with the responsibility of ensuring that insurance companies maintain adequate capital and surplus and comply with a variety of operational standards. Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. State insurance departments are authorized to make periodic and other examinations of regulated insurers’ financial condition and operations to monitor financial stability of the insurers and to ensure adherence to statutory accounting principles and compliance with state insurance laws and regulations.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The NAIC also has developed a risk-based capital (RBC) program to enable regulators to carry out appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. The RBC program consists of a series of dynamic surplus related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles. Other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating, underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some areas adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, from time to time, the U.S. Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary.

In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze, or set rates to a level that is not necessarily related to underlying costs, including initiatives to roll back automobile and other personal lines rates. This kind of activity has affected adversely, and in the future may affect adversely, the profitability and growth of the automobile insurance business in those jurisdictions and may limit the ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the ability to price automobile insurance adequately or affecting the insurance operations adversely in other ways may occur in the future. The impact of these regulatory changes on us cannot be predicted.

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

2. Certain assets are included in the consolidated balance sheet, but are non-admitted and charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.

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

As of December 31, 2008, we had 257 employees, whom we refer to as “associates”.

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

Item 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings other than routine litigation that is incidental to its business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted for a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “ASAM.OB”. There is currently a very limited trading market for the Company Common Stock. The following sets forth, for the respective periods indicated, the high and low bid prices of the Company Common Stock in the over-the-counter market, as reported and summarized by the OTC-BB. Such prices are based on inter-dealer bid and asked prices, without retail mark-up, mark-down, commissions or adjustments, and may not represent actual transactions.

	Bid Prices
Quarter Ended	High	Low

2008 Fiscal Year:
March 31, 2008	$0.62	$0.54
June 30, 2008	$0.45	$0.44
September 30, 2008	$0.50	$0.21
December 31, 2008	$0.30	$0.30
2007 Fiscal Year:
March 31, 2007	$1.75	$0.80
June 30, 2007	$1.01	$0.83
September 30, 2007	$1.00	$0.60
December 31, 2007	$0.75	$0.36

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

At March 15, 2009, there were approximately 767 holders of record of the Company Common Stock.

The information under the heading “Equity Compensation Plan Information” in Item 12 is hereby incorporated by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Quarterly Financial Information

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Revenue	$16,762,090	$15,538,690	$15,642,802	$15,294,183
Income (loss) from operations	600,350	(248,937)	(918,476)	(4,044,700)
Net income (loss) attributable to common shareholders	381,323	(148,256)	(618,486)	(2,829,469)
Diluted net earnings (loss) per share attributable to common shareholders	0.006	(0.002)	(0.010)	(0.044)
2007
Revenue	$15,167,804	$14,494,964	$14,414,713	$14,301,219
Income (loss) from operations	1,152,257	274,720	44,451	(689,179)
Net income (loss) attributable to common shareholders	639,124	120,392	(43,520)	(440,619)
Diluted net earnings (loss) per share attributable to common shareholders	0.010	0.002	(0.001)	(0.006)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported a net loss of $3.2 million for the year ended December 31, 2008 compared to net income of $.3 million for the year ended December 31, 2007. The Company reported a basic loss per common share of $0.050 for the year ended December 31, 2008 compared to basic earnings of $0.004 for the year ended December 31, 2007. Fully diluted losses per common share for the year ended December 31, 2008 were $0.050 compared to earnings of $0.004 for the year ended December 31, 2007. The 2008 results include a $2.4 million after tax charge from a goodwill write down from the Company’s review of goodwill after which it concluded that the carrying value of goodwill related to its retail operations exceeded its fair value by that amount. Pre-tax losses excluding the goodwill impairment was $1.2 million for the period ended December 31, 2008 as compared to pre-tax income of $.8 million for the comparable 2007 period.

In addition to the goodwill impairment, contributing factors towards the Company’s 2008 include a decline in net income from the Company’s retail operations. This decline was partially offset by increases in earned premium in AAIC and related increases in commission and fee income in MGA. Increased loss and loss adjustment expenses as a percentage of earned premiums (“Loss Ratio”) in AAIC (from 74.3% in 2007 to 82.5%) in 2008 offset these increases in revenues. Fee income improvements in MGA reflect fees associated with increased premium production in AAIC in the states of Louisiana and Arizona. Commission and fee income decreases in TrustWay are related to the decline in the construction industry and high unemployment rates in Florida as well as the recession.

Revenues

Premiums

Gross premiums written for the year ended December 31, 2008 were $93.3 million. In the comparable period for 2007, AAIC recorded $88.4 million in gross premiums written. 2008 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $92.2 million, plus $1.0 million of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to a reinsurance contract, referred to as “assumed premiums written.” AAIC recorded assumed premiums written of $1.6 million in the year ended December 31, 2007. The decrease in assumed premiums written in 2008 as compared to 2007 is due to a shift of business away from the unaffiliated carriers to AAIC in order to increase profit margins.

The majority of our growth in 2008 occurred in Louisiana and Arizona as AAIC began writing policies in Louisiana in 2007 and Arizona in 2008. Louisiana accounted for $7.0 million of the increase during 2008 over the comparable 2007 period. During 2008 Arizona accounted for $2.3 million year-over-year increase in direct premiums written in AAIC. Georgia, the state from which we receive the majority of our premiums, which represented 35% of our direct business in 2008, declined $3.0 million due to a continued soft market and pricing pressures. Direct premiums written in Florida decreased 8% in 2008 from the prior year due to depressed economic conditions in the state. Policies in force increased 10% from December 31, 2007 to December 31, 2008. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the total amount ceded for the year ended December 31, 2008, was $64.4 million.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $28.9 million for the year ended December 31, 2008 and compared to $25.4 million for the year ended December 31, 2007.

Commission and Fee Income

MGA and TrustWay produce and service non-standard personal automobile insurance business for our own carrier and other insurers. We receive service fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of these insurers. We also receive commission and service fee income in TrustWay on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk, including travel protection, vehicle protection and hospital indemnity insurance policies. Commission rates vary between carriers and are applied to premiums written to determine commission income.

Commission income for the year ended December 3, 2008, as a result of business produced in both TrustWay and the MGA increased $0.5 million compared to the same period ended December 31, 2007. The increase primarily relates to an increase in MGA commissions on premium production for the 2008 period over the comparable 2007 period. Also AAIC pays MGA commission on 30% of premium which AAIC retains and this amount is subsequently eliminated upon consolidation.

Managing general agent fees for the period ended December 31, 2008 were $12.3 million, an increase of $1.5 million when compared to the same period of 2007. Increases in the number of policies sold are the largest contributing factor.

Net Investment Income

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of realized gains, losses and related investment expenses. Net investment income decreased to $0.3 million for the period ended December 31, 2008 from $0.8 million in the comparable 2007 period. The decrease is primarily a result of realized losses on investments of $0.4 million during 2008.

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

We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the year ended December 31, 2008, was $54.5 million compared to $41.6 million as of December 31, 2007.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $23.7 million for the period ended December 31, 2008. As a percentage of earned premiums, this amount increased for the period ended December 31, 2008, from 74.3% to 82.5%, when compared with the same period in 2007. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. The increase in the year-over-year loss ratio is mainly attributable to the Company’s increase in writings and adverse development in certain states.

Other Expenses

Other operating expenses, including selling, general and administrative expenses increased $2.0 million for the year ended December 31, 2008 when compared to the same period of 2007. These increases are associated, in part, with the growth of AAIC and related operations. AAIC and MGA experience proportionate increases in selling costs as the premiums written increase. As a percentage of revenue, selling, general and administrative expenses for the twelve-month period ended December 31, 2008 decreased from 62.0% to 61.1% when compared to the 2007 period. This decrease is primarily attributable to the increase in revenue production in proportion to the increase in expenses related to the MGA. Depreciation and amortization expense increased $0.1 million for the year ended December 31, 2008 when compared to the same period of 2007. This increase is associated with the increase in fixed and intangible assets, including the added depreciable and amortizable assets from acquisitions.

Income Tax Expense (Benefit)

The provision for income taxes for the year ended December 31, 2008 amounted to a benefit of $1.4 million, and consists of federal and state income taxes at an effective rate of 30%. The Company had a tax expense of $0.5 million for the period ended December 31, 2007, representing an effective tax rate of 65%. The company experienced a more normal tax rate in 2008 as the 2007 effective tax rate was skewed due to the impact certain permanent differences had on the relatively small 2007 pre-tax income.

Financial Condition

Investments and cash as of December 31, 2008 decreased $4.7 million to $19.1 million from $23.8 million as of December 31, 2007. The decrease was due in part to the repayment of notes payable in the amount of $3.0 million, a $1.2 million decline in the market value of bonds and stocks and $1.2 million of net purchases of property and equipment. This decrease was offset by $0.9 million in cash from operations. The Company’s long-term investments of $8.2 million are equally spread in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds. The Company’s investment activities are made in accordance with the company’s investment policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.

Premiums receivable as of December 31, 2008, increased $2.4 million to $31.2 million compared to $28.8 million as of December 31, 2007. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during 2008. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverables as of December 31, 2008, increased $9.7 million, to $39.0 million compared to $29.3 million as of December 31, 2007. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes approximately 70% of both premiums and losses. The $39.0 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid.

Prepaid reinsurance premiums as of December 31, 2008, increased $1.8 million to $22.9 million compared to December 31, 2007. The increase results from AAIC’s continued growth and represents premiums ceded to its reinsurers which have not been fully earned.

Property and equipment, net of depreciation, increased $0.2 million to $2.5 million as of December 31, 2008 compared to December 31, 2007. The increase is attributable to new purchases of computer software and hardware at the Company’s corporate headquarters and furniture and leasehold improvements in both its agencies and corporate headquarters.

Other receivables as of December 31, 2008 decreased $1.3 million to $1.7 million compared to $3.0 million as of December 31, 2007. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The decrease in the receivable is directly attributable to cash received for business placed by MGA in the states of Florida and Texas on behalf of two non-affiliated insurers.

Intangible assets as of December 31, 2008, decreased $3.6 million to $7.8 million from the balance of $11.4 million as of December 31, 2007. This decrease is directly related to the $3.4 million goodwill impairment charge attributable to its retail operations.

Prepaid income tax increased to $0.1 million as of December 31, 2008 compared $1.8 million as of December 31, 2007. This increase represents income tax on the loss from operations excluding the goodwill impairment charge.

Deferred tax assets increased $1.9 million as of December 31, 2008 compared to the balance as of December 31, 2007. This increase primarily relates to the deferred tax asset arising from the net operating loss carry-forward generated in 2008.

Accounts payable and accrued expenses as of December 31, 2008, increased $0.4 million from December 31, 2007 to $7.6 million. The increase is related to $0.5 million in unclaimed property and $0.2 million in accrued expenses for payroll and general expense. The increase was offset by $0.3 million of collections of the balances due to carriers related to an increase in direct bill agency business.

Unearned premium as of December 31, 2009 increased $1.9 million to $32.9 million as of December 31, 2008 from $30.9 million as of December 31, 2007, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during 2008.

Unpaid losses and loss adjustment expenses increased $8.9 million to $42.6 million as of December 31, 2008 from $33.7 million at December 31, 2007. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.

Reinsurance payable as of December 31, 2008 increased $1.2 million to $26.4 million, compared to $25.1 million as of December 31, 2007. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains five quota-share reinsurance treaties with its reinsurers in which it cedes 70% of the both premiums and losses for the majority of its states and 100% of a portion of its Florida business. The increase is directly attributable to the increase in AAIC’s premium writings during 2008.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of December 31, 2008 increased $0.4 million to $3.4 million, compared to the balance at December 31, 2007. The increase is related to increases in AAIC writings.

Notes payable as of December 31, 2008, decreased approximately $2.8 million compared to December 31, 2007. The change resulted primarily from a $1.7 million payment to former owners of The Insurance Center, Inc. acquired in 2006 and $1.0 million in payments applied to the principal balances payable on promissory notes to the Company’s Chairman and the former CEO.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2008, was $0.9 million compared to net cash provided by operating activities of $5.1 million for the same period of 2007.

Investing activities for the year ended December 31, 2008 consisted of $5.8 million in net sales of investments, offset by the purchase of computer software and hardware and leasehold improvements in the amount of $1.2 million in our headquarters and in TrustWay.

Financing activities for the year ended December 31, 2008 included debt repayments for the year ended December 31, 2007 in the amount of $2.9 million offset by a newly issued promissory note in the amount of $0.3 million in connection with the purchase from the software vendor of the source code for our policy management system (“PMS”).

The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman, its Chief Executive Officer, and a Division President of the Company and the issuance of its Series A Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis. During the first nine months of 2005, the Company issued 840,000 shares of its Series A Convertible Preferred Stock for an aggregate consideration of $4.2 million. The Series A Convertible Stock paid a semi-annual dividend of $0.20 per share. During the fourth quarter of 2005, the Company issued 669,821 shares of its Common Stock for an aggregate consideration of $435,000. During the first quarter of 2006, the Company issued 600,000 shares of its Common Stock for an aggregate consideration of $390,000. On December 22, 2005, the Company consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures. See subsequent event Note 17 to the consolidated financial statements.

The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum Statutory Capital and Surplus of $3.0 million. As of December 31, 2008, AAIC’s statutory Capital and Surplus was $10.7 million.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements during the year ended December 31, 2008.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All information required to be disclosed in Item 8 is incorporated by reference from the section entitled “Index to Financial Statements” in Item 15 of this Annual Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company did not have any changes in or disagreements with accountants on accounting and financial disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of December 31, 2008, we maintained effective internal control over financial reporting.

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

There is no other information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not so disclosed.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except for information regarding executive officers, all information required to be disclosed in Item 10 is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2009 (“Proxy Statement”).

Executive Officers

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Positions Held

David Anthony	49	Vice President Information Technology, AssuranceAmerica Managing General Agency, LLC
Charlie Brock	54	Vice President — Sales, AssuranceAmerica Managing General Agency, LLC
Mark H. Hain	59	Executive Vice President, General Counsel and Secretary
Guy W. Millner	72	Chairman and Chief Executive Officer
Scott Nelson	41	Regional Vice President Product Development, AssuranceAmerica Managing General Agency, LLC
Tony Pepsoski	41	Regional Vice President — Product Development, AssuranceAmerica Managing General Agency, LLC
Joseph J. Skruck	44	President and Chief Operating Officer
Gregory D. Woods	47	Controller and Acting Chief Financial Officer
Al Yeager	47	Senior Vice President Claims and Underwriting, AssuranceAmerica Managing General Agency, LLC

Biographies of Executive Officers

David H. Anthony joined the Company as Vice President of Information Technology in March 2004 of AssuranceAmerica Managing General Agency, LLC. Mr. Anthony has 23 years of experience in the Information Technology industry with the last 12 focused in the area of consulting. Prior to joining the Company, he served as Vice President of CGI Information Systems and Management Consultants for four years.

Charlie Brock has served as the Vice President — Sales of AssuranceAmerica Managing General Agency, LLC since he joined the Company in December, 2007. He was Chief Marketing Officer and Vice president of Sales for Access Insurance Company from April 2007 to December 2007. He was the President and COO of Executrac, Inc., in Atlanta, GA, from 2003 to April 2007. Prior to 2003, Mr. Brock served in several capacities with The Coca-Cola Company, Frito-Lay and Proctor and Gamble.

Mark H. Hain has served as Senior Vice President, General Counsel and Secretary since August 2005 and Executive Vice President since February 2009. He served as Senior Vice President since August 2005 prior to becoming Executive Vice President. Prior to joining the Company, Mr. Hain was in the private practice of law for two years and was General Counsel for Computer Jobs.com, Inc. for two years. He served as Senior Vice President and General Counsel for Norrell Corporation from 1988 to 1999 and as General Counsel for American First Corporation, C.L. Frates & Co, Inc. and the Oklahoma Insurance Department prior to 1988.

Guy W. Millner has served as the Chairman of the Board since June 2003. Mr. Millner served as Chairman of AA Holdings, LLC, the predecessor of AssuranceAmerica Corporation, a Georgia corporation, from 1999 to 2003. From 1961 to 1999, Mr. Millner served as Chairman of Norrell Corporation, a leading provider of staffing and outsourcing solutions.

Scott M. Nelson is the Vice President of Product Development of AssuranceAmerica Managing General Agency, LLC. Prior to joining the Company in 2004, Mr. Nelson served as Assistant Vice President, Product

Management, for five years for Answer Financial in Encino, CA. Prior to Answer Financial, he managed several states for Windsor Insurance Company, a leading writer of non-standard auto insurance.

Tony Pepsoski is the Regional Vice President of Product Development AssuranceAmerica Managing General Agency, LLC. Prior to joining the company in April 2006, Tony was a Senior Product Manager at The Hartford, managing personal auto and homeowner products. Prior to The Hartford, he managed products for several states for Windsor Insurance Company.

Joseph J. (Joe) Skruck, CPCU, has served as the President and Chief Operating Officer since October of 2008. Prior to that Mr. Skruck served as President and Chief Operating Officer of AssuranceAmerica Managing General Agency, LLC, an insurance subsidiary of the Company since January 2002. He served as Senior Vice-President of Sun States Insurance Group from 1998 through 2001.

Gregory D. Woods, joined the Company in 2005 and serves as Controller and Acting Chief Financial Officer of the Company. Prior to joining the Company, he spent three years from 2002 to 2005 with Assurant Group in various financial management roles within the company. Mr. Woods also served as the Controller with Aon Specialty Corporation for three years from 1999 to 2002. Prior to 1999, Mr. Woods served in several financial capacities with Orion Capital Companies and Aon Re. He has an insurance accounting career that spans over 20 years.

Al Yeager is the Vice President of Claims and underwriting of AssuranceAmerica Managing General Agency, LLC. Mr. Yeager has 21 years of claims, product, sales and general management experience with leading companies in the insurance industry. Prior to joining the company in October 2008, Al served as Regional Vice President of Product Management and as a Vice President of Claims for AIG personal lines. Prior to AIG, he spent 17 years with Progressive Insurance in a variety of capacities across the country. Mr. Yeager holds a B.S. degree in Biochemistry.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

(c)
Number of Securities
Remaining Available
	(a)		for Future Issuance
	Number of Securities	(b)	Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by stockholders(1)	6,230,008	$0.71	1,219,992
Equity compensation plans not approved by stockholders	—	N/A	—
Total	6,230,008	$0.71	1,219,992

(1)	Consists of options granted under the Company’s 2000 Stock Option Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(a) Documents filed as part of this report:

(1) Financial Statements

The following financial statements of the Company, together with the Report of the Company’s Independent Registered Public Accounting Firm dated March 27, 2009, are filed herewith:

(2) Financial Statement Schedules

All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the respective financial statements or related notes.

(3) Exhibits

2.1	Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AA Holdings Acquisition Sub, Inc., AA Holdings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 16, 2003).
2.2	Asset Purchase Agreement by and between TrustWay Insurance Agencies, LLC, AssuranceAmerica Corporation, Thomas-Cook Holding Company and James C. Cook (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).
3.1	Amended And Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).
3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 9, 2003).
3.3	By-Laws of the Company (incorporated by reference to the Company’s Form 10 filed on May 30, 1972).
3.4	Amendment to the Company’s By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).
3.5	Amendment to the Company’s By-Laws adopted June 26, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003).
3.6	Amendment to the Company’s By-Laws adopted June 15, 2004 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004).

4.1	Certificate of Designations Establishing the Powers, Preferences, limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).
4.2	Amendment to Certificate of Designations Establishing the Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005).
4.3	Amended and Restated Trust Agreement dated December 22, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 27, 2005).
4.4	Junior Subordinated Indenture dated December 22, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 27, 2005).
10.1	Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on October 20, 2000).
10.2	Amendment to the Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Appendix 3 to the Company’s Definitive Proxy Statement filed on April 11, 2006).
10.3	Promissory Note assumed by the Company to Guy W. Millner dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).
10.4	Promissory Note assumed by the Company to Lawrence Stumbaugh dated January 3, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).
10.5	Promissory Note assumed by the Company to Guy W. Millner dated August 31, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).
10.6	Employment Agreement between Agencies and James C. Cook dated July 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2003).
10.7	Executive Employment Agreement between AssuranceAmerica Managing General Agency, LLC and Joseph J. Skruck (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 8, 2006).
10.8	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2005).
10.9	Amendment to Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2005).
10.10	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2005).
10.11	Description of Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended June 30, 2005).
10.12	Guarantee Agreement dated December 22, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2005).
10.13	Executive Employment Agreement between Sercap Holdings, LLC and Lawrence Stumbaugh effective July 10, 2002 and assumed by the Company effective April 1, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10KSB for the year ending December 31, 2005).
14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Transition Report on Form 10-KSB for the transition period from April 1, 2003 to December 31, 2003).
16.1	Letter on change in certifying accountant as required by Item 304(a)(3) (incorporated by reference to Exhibit 16.2 to the Company’s Form 8-K/A filed on December 20, 2006)
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT:

ASSURANCEAMERICA CORPORATION

By:	/s/ Guy W. Millner
Guy W. Millner,
Chairman and Chief Executive Officer

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Guy W. Millner Guy W. Millner	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 27, 2009

/s/ Gregory Dean Woods Gregory Dean Woods	Controller and Acting Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 27, 2009

/s/ Donald Ratajczak Donald Ratajczak	Director	Date: March 27, 2009

/s/ Quill O. Healey Quill O. Healey	Director	Date: March 27, 2009

/s/ John E. Cay, III John E. Cay, III	Director	Date: March 27, 2009

/s/ Kaaren J. Street Kaaren J. Street	Director	Date: March 27, 2009

/s/ Sam Zamarripa Sam Zamarripa	Director	Date: March 27, 2009

/s/ John Ray John Ray	Director	Date: March 27, 2009

/s/ Lawrence Stumbaugh Lawrence Stumbaugh	Director	Date: March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders
AssuranceAmerica Corporation

We have audited the consolidated balance sheets of AssuranceAmerica Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of AssuranceAmerica Corporation’s internal control over financial reporting as of December 31, 2008 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

Porter Keadle Moore, LLP

Atlanta, Georgia
March 25, 2009

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$8,287,149	$5,511,842
Short-term investments	652,480	642,924
Long-term investments	8,194,572	14,838,738
Marketable equity securities	1,776,671	2,563,040
Other securities	155,000	155,000
Investment income due and accrued	96,186	158,981
Receivable from insureds	31,162,658	28,802,125
Reinsurance recoverable (including $9,240,200 and $6,077,396 on paid losses)	38,987,131	29,327,012
Prepaid reinsurance premiums	22,916,150	21,145,161
Deferred acquisition costs	2,321,517	2,130,323
Property and equipment (net of accumulated depreciation of $3,595,679 and $2,737,288)	2,530,352	2,360,747
Other receivables	1,655,375	2,966,287
Prepaid expenses	608,861	861,588
Intangibles (net of accumulated amortization of $2,665,727 and $2,240,233)	7,780,959	11,368,383
Security deposits	105,060	86,438
Prepaid income tax	238,443	148,677
Deferred tax assets	3,699,994	1,824,453
Other assets	348,472	361,419

Total assets	$131,517,030	$125,253,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$7,571,998	$7,184,132
Unearned premium	32,907,714	30,991,565
Unpaid losses and loss adjustment expenses	42,580,699	33,660,814
Reinsurance payable	26,416,490	25,174,138
Provisional commission reserve	3,361,045	2,963,308
Notes payable and related party debt	1,720,108	4,482,862
Junior subordinated debentures payable	4,975,185	4,968,519

Total liabilities	119,530,239	109,425,338

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value (authorized 120,000,000 and 80,000,000, outstanding 64,953,881 and 64,803,881)	649,538	648,039
Preferred stock, $.01 par value (authorized 5,000,000, no shares outstanding)	—	—
Surplus-paid in	16,911,635	16,782,588
Accumulated deficit	(4,888,220)	(1,673,332)
Accumulated other comprehensive income (loss):
Net unrealized gains (losses) on investment securities, net of taxes	(689,162)	70,505

Total stockholders’ equity	11,983,791	15,827,800

Total liabilities and stockholders’ equity	$131,517,030	$125,253,138

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007

Revenue:
Gross premiums written	$93,281,015	$88,395,199
Ceded premiums written	(64,368,129)	(59,763,971)

Net premiums written	28,912,886	28,631,228
Change in unearned premiums, net of prepaid reinsurance premiums	(145,160)	(3,244,105)

Net premiums earned	28,767,726	25,387,123
Commission income	21,375,128	20,870,068
Managing general agent fees	12,505,161	10,912,946
Net investment income	670,148	801,950
Net investment gains (losses) on securities	(388,226)	34,469
Other fee income	307,828	372,146

Total revenue	63,237,765	58,378,702

Expenses:
Losses and loss adjustment expenses	23,732,727	18,864,642
Selling, general, and administrative	38,688,254	36,189,148
Stock option expense	49,047	333,694
Depreciation and amortization expense	1,287,614	1,185,271
Goodwill Impairment	3,374,057	—
Interest expense	717,829	1,013,364

Total operating expenses	67,849,528	57,586,119

Income (loss) before income taxes	(4,611,763)	792,583
Income tax provision (benefit)	(1,396,875)	517,204

Net income (loss) attributable to common stockholders	$(3,214,888)	$275,379

Earnings (loss) per common share
Basic	$(0.050)	$0.004
Diluted	$(0.050)	$0.004
Weighted average shares outstanding-basic	64,922,269	61,913,645
Weighted average shares outstanding-diluted	64,922,269	62,656,305

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007

					Accumulated
					Change in Other
					Comprehensive
	Common	Preferred	Paid in	Accumulated	Income (Loss),
	Stock	Stock	Capital	Deficit	Net of Taxes	Total

Balance, December 31, 2006	$560,730	$8,400	$16,426,292	$(1,948,711)	$50,412	$15,097,123
Stock issued	3,309	—	113,292	—	—	116,601
Stock issuance expenses	—	—	(15,090)	—	—	(15,090)
Conversion of preferred to common stock	84,000	(8,400)	(75,600)	—	—	—
Stock option expense	—	—	333,694	—	—	333,694
Change in value of available-for-sale securities, net of taxes	—	—	—	—	20,093	20,093
Net income	—	—	—	275,379	—	275,379

Balance, December 31, 2007	648,039	—	16,782,588	(1,673,332)	70,505	15,827,800
Stock issued	1,699	—	79,800	—	—	81,499
Stock retired	(200)	—	200	—	—	—
Stock option expense	—	—	49,047	—	—	49,047
Change in value of available-for-sale securities, net of taxes	—	—	—	—	(759,667)	(759,667)
Net income	—	—	—	(3,214,888)	—	(3,214,888)

Balance, December 31, 2008	$649,538	$—	$16,911,635	$(4,888,220)	$(689,162)	$11,983,791

Share Activity	2008	2007
	(In thousands)

Common stock
Issued
At beginning of year	64,804	56,073
Issued	170	331
Retired	20	—
Converted from preferred stock	—	8,400

At end of year	64,954	64,804

Preferred stock
Issued
At beginning of year	—	840
Converted to common stock	—	(840)

At end of year	—	—

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA COPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2008	2007

Net income (loss)	$(3,214,888)	$275,379
Other comprehensive (loss):
Change in unrealized (losses) gains of investments:
Unrealized (losses) gains arising during the year	(1,603,693)	66,618
Reclassification adjustment for realized losses and (gains) recognized during the year	388,226	(34,469)

Net change in unrealized realized (losses) and gains	(1,215,467)	32,149
Deferred income tax benefit and (expense) effect on above changes	455,800	(12,056)

Other comprehensive income (loss)	(759,667)	20,093

Comprehensive income (loss)	$(3,974,555)	$295,472

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(3,214,888)	$275,379
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses (gains)	388,226	(34,469)
Goodwill impairment	3,374,057	—
Depreciation and amortization	1,287,614	1,205,226
Stock-based compensation	49,047	333,694
Loss on disposal of property and equipment	3,454	137,928
Deferred tax provision (benefit)	(1,419,741)	669,994
Changes in assets and liabilities:
Investment income due and accrued	62,795	(41,618)
Receivables	(1,049,621)	(12,474,640)
Prepaid expenses and other assets	247,053	(587,207)
Unearned premiums	1,916,149	10,376,784
Unpaid loss and loss adjustment expenses	8,919,885	8,756,322
Reinsurance payable	1,242,352	8,429,732
Reinsurance recoverable	(9,660,119)	(6,763,022)
Prepaid reinsurance premiums	(1,770,989)	(7,132,680)
Accounts payable and accrued expenses	387,864	2,146,202
Prepaid income taxes	(89,766)	520,000
Deferred acquisition costs	(191,194)	(1,330,197)
Provisional commission reserve	397,737	643,768

Net cash provided by operating activities	879,915	5,131,196

Cash flows from investing activities, net of effect of agency acquisitions:
Purchases of property and equipment, net	(1,206,894)	(786,387)
Proceeds from sales, maturities and calls of investments	10,861,877	2,842,020
Purchases of investments	(5,023,135)	(7,745,206)
Cash paid for acquisition of agencies, net of cash acquired	(55,200)	(400,000)

Net cash provided (used) by investing activities, net of effect of agency acquisitions	4,576,648	(6,089,573)

Cash flows from financing activities:
Repayments of notes payable	(3,039,005)	(1,551,160)
Proceeds from notes payable	276,250	—
Repayments of capital lease obligations	—	(265,671)
Stock issued, net of expenses	81,499	101,511

Net cash used by financing activities	(2,681,256)	(1,715,320)

Net increase (decrease) in cash and cash equivalents	2,775,307	(2,673,697)
Cash and cash equivalents, beginning of period	5,511,842	8,185,539

Cash and cash equivalents, end of period	$8,287,149	$5,511,842

See note 15 for supplemental cash flow information.

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(1)	Description of Business

AssuranceAmerica Corporation, a Nevada corporation (the “Company”), is an insurance holding company whose business is comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”) and TrustWay Insurance Agencies, LLC (“TrustWay”), each wholly-owned. The Company solicits and underwrites nonstandard private passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.

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

Goodwill represents the amount by which the cost of acquired net assets exceeds their related fair value. Other intangible assets include the costs of specifically identifiable intangible assets, primarily customer renewal lists. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the carrying value of goodwill and other intangible assets is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. The Company uses an independent valuation firm to assist in its assessment of possible impairment of intangible assets. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. The Company recognized a goodwill impairment loss of $3.4 million in 2008. There was no impairment loss recognized during 2007.

New Accounting Standards Adopted

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about the information used to measure fair value. SFAS No. 157 applies whenever other accounting pronouncements require, or permit, assets or liabilities to be measured at fair value; it does not require any new fair value measurements. The adoption SFAS No. 157 did not have a material impact on the results of operations or financial position of the Company (See Note 4 for required disclosures).

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”, which permits entities to voluntarily choose to measure many financial instruments at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value is elected for an instrument, the statement specifies

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

that entities report in earnings unrealized gains and losses at each subsequent reporting date. The Company did not elect the fair value option for any of its financial assets or liabilities.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are as follows: Furniture and fixtures — 5 to 7 years; equipment — 3 to 5 years; software currently in service — 3 to 5 years; autos — 3 to 5 years; leasehold improvements — over the remaining life of the lease, including options. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $862,436 and $769,373 for the twelve months ended December 31, 2008 and 2007, respectively.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of property and equipment is as follows:

	December 31,	December 31,
	2008	2007

Furniture and equipment	$1,474,203	$1,406,473
Automobile	35,263	—
Computer equipment	1,759,029	1,642,114
Computer software	1,671,628	1,016,864
Leasehold improvements	1,185,908	1,032,584
Less: accumulated depreciation	(3,595,679)	(2,737,288)

	$2,530,352	$2,360,747

Amortization of Intangible Assets

Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Goodwill and certain intangibles with indefinite lives are not amortized, but instead are tested for impairment at least annually. The non-competition agreements and restrictive covenants are amortized on a straight-line basis varying from 2 1/2 years to 5 years and the renewal lists are being amortized on a straight-line basis over periods ranging from 7 to 10 years. Amortization expense was $425,494 and $415,899 for the twelve months ended December 31, 2008 and 2007, respectively.

Intangible assets include the following:

	December 31,	December 31,
	2008	2007

Goodwill	$6,027,061	$9,188,991
Non-compete clause	781,500	781,500
Renewal list	3,418,125	3,418,125
Restrictive covenants	220,000	220,000

	10,446,686	13,608,616
Less accumulated amortization	(2,665,727)	(2,240,233)

	$7,780,959	$11,368,383

The estimated aggregate amortization expense for each of the succeeding five fiscal years is:

2009	$382,515
2010	$348,777
2011	$347,277
2012	$344,082
2013	$302,207

The Company conducted its review of the carrying value of goodwill and other intangible assets and concluded that the fair value of its retail operations was less than the carrying amount of those operations and the unamortized goodwill was reduced accordingly with a charge to expense in the amount of $3.4 million in its statement of operations. The Company does not anticipate any goodwill write downs in the future based on recent costs reductions and operational changes in the retail operations. The Company uses an independent valuation firm to assist in its assessment of possible impairment of intangible assets.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $1,490,592 and $1,180,562 respectively.

Stock Options

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment” (“SFAS 123R”). The provisions of SFAS 123R require companies to expense in their financial statements the estimated fair value of awarded stock options after the effective date. The Company adopted this statement using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and discloses the pro forma effects on net income as if the fair value of these options had been expensed. The disclosure provisions required by SFAS 123R are provided in Note 9.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The principal assets and liabilities that generate these temporary differences are unearned premiums, loss and loss adjustment expense reserves, deferred policy acquisition costs, operating loss and tax-credit carry forwards and non-deductible provisions for unearned revenue and goodwill. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.

The Company has entered into a tax sharing agreement with AAIC. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC and the Company. TrustWay and MGA are not tax paying entities for federal income tax purposes and their results are consolidated with the Company’s tax return. AAIC only pays federal income tax.

(3)	Investments

All of the Company’s marketable equity and long-term investment securities have been classified as available-for-sale because all of the Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates, asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders’ equity, net of related deferred income taxes

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized losses for the twelve months ended December 31, 2008 and gains for 2007 were $1,102,659 and $112,808, respectively.

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

At December 31, 2008, long-term investments carried at market value of $3,918,281 and short-term investments of approximately $150,371 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of investments follows as of:

	December 31,	December 31,
	2008	2007

Short-term investments and bank certificates of deposit	$652,480	$642,924
U.S. Treasury securities and obligations of U.S. government corporations and agencies	2,987,148	7,058,831
Public Utilities	455,894	—
Obligations of states and political subdivisions	2,451,827	6,245,337
Corporate debt securities	2,299,703	1,534,570
Marketable equity securities	1,776,671	2,563,040

Total	$10,623,723	$18,044,702

The amortized cost, fair value and gross unrealized gains or losses of debt securities available-for-sale at December 31, 2008, by contractual maturity, is shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Years to Maturity	Cost	Gains	Losses	Value

Within one year	$—	$—	$—	$—
One to five years	2,331,939	19,165	9,166	2,341,938
Five to ten years	2,171,309	13,524	226,240	1,958,593
Over ten years	4,163,561	32,633	302,153	3,894,041

Total	$8,666,809	$65,322	$537,559	$8,194,572

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at December 31, 2008 and 2007, by security type, is shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type — December 31, 2008	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,923,748	$63,432	$32	$2,987,148
Obligations of states and political subdivisions	2,741,027	—	289,200	2,451,827
Public utilities	468,846	—	12,952	455,894
Corporate debt securities	2,533,188	1,890	235,375	2,299,703
Marketable equity securities	2,407,093	26,870	657,292	1,776,671

Total	$11,073,902	$92,192	$1,194,851	$9,971,243

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type — December 31, 2007	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,011,785	$48,096	$1,050	$7,058,831
Obligations of states and political subdivisions	6,253,419	62,909	70,991	6,245,337
Corporate debt securities	1,574,151	2,006	41,587	1,534,570
Marketable equity securities	2,449,615	276,851	163,426	2,563,040

Total	$17,288,970	$389,862	$277,054	$17,401,778

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, the Company has determined that all of the unrealized losses in the table above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There are some securities with unrealized losses of greater than 10% of book value.

The carrying amounts of individual assets are reviewed at each balance sheet date to assess whether the fair values have declined below the carrying amounts. The Company considers internal and external information, such as credit ratings in concluding that the impairments are not other than temporary.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2008 and 2007.

	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Market	Unrealized	Market
	Losses	Fair Value	Losses	Fair Value

December 31, 2008:
U.S. Treasury and government agencies	$32	$499,375	$—	$—
Obligations of state and political entities	—	—	289,200	2,451,827
Public Utilities	12,952	455,894	—	—
Corporate debt securities	117,966	1,417,330	117,409	422,818
Equity Securities	426,646	1,104,712	230,646	298,142

	$557,596	$3,477,311	$637,255	$3,172,786

December 31, 2007:
U.S. Treasury and government agencies	$98	$177,246	$952	$1,098,391
Obligations of state and political entities	1,912	513,580	69,079	2,674,489
Corporate debt securities	—	—	41,587	497,750
Equity Securities	148,909	903,485	14,517	113,069

	$150,919	$1,594,311	$126,135	$4,383,699

The total proceeds received on investments amounted to $10,861,877 and $2,842,020 for the year 2008 and 2007, respectively. The company had realized gains and losses of $71,544 and $459,770 during 2008 and $102,776 and $68,307 for the same period last year.

(4)	Fair Value Disclosures

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

Level 1 inputs are unadjusted, quoted prices in active markets for identical instruments at the measurement date (e.g., U.S. Treasury securities and active exchange-traded equity securities). Level 2 securities are comprised of securities whose fair value was determined by a nationally recognized pricing service using observable market inputs. Level 3 securities are comprised of (i) securities for which the pricing service is unable to provide a fair value, (ii) securities whose fair value is determined by the pricing service based on unobservable inputs and

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(iii) securities, other than securities backed by the U.S. Government, that are not rated by a nationally recognized statistical rating organization.

The following table illustrates the fair value measurements as of December 31, 2008:

		Significant	Significant
		Other	Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Description:
Available for sale securities	$2,987,148	$5,207,424	$—
Marketable equity securities	1,776,671	—	—

Total	$4,763,819	$5,207,424	$—

(5)	Losses and Loss Adjustment Expenses

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	December 31,	December 31,
	2008	2007

Case basis	$4,561,487	$4,200,577
IBNR	8,272,281	6,210,621

Total	$12,833,768	$10,411,198

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2008	2007

Balance at January 1	$33,660,814	$24,904,495
Less reinsurance recoverables on unpaid losses	(23,249,616)	(17,433,145)

Net balance at January 1	10,411,198	7,471,350

Add losses and LAE incurred, net, related to:
Current year	22,979,727	19,087,642
Prior years	753,000	(223,000)

Net losses and LAE incurred in the current year	23,732,727	18,864,642

Deduct losses and LAE paid, net, related to:
Current year	(13,060,000)	(11,348,794)
Prior years	(8,250,147)	(4,576,000)

Net claim payments in the current year	(21,310,147)	(15,924,794)

Net balance at December 31	12,833,768	10,411,198
Plus reinsurance recoverables on unpaid losses	29,746,931	23,249,616

Balance at December 31	$42,580,699	$33,660,814

The majority of the Company’s net claim payments related to accidents occurring in the current year. As a result of changes in estimates of insured events in prior years, the net claims and claim adjustment expenses incurred decreased by $753,000 in 2008 reflecting higher than anticipated losses and decreased by $223,000 for 2007 due to favorable loss development.

(6)	Reinsurance

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

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements the Company has two reinsurers that are required to collateralize the reinsurance recoverables. As of December 31, 2008 both reinsurers have provided a letter of credit and a secured trust account to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The impact of reinsurance on the statements of operations for the period ended December 31 is as follows:

	2008	2007

Premiums written:
Direct	$92,214,798	$86,829,482
Assumed	1,066,217	1,565,717
Ceded	(64,368,129)	(59,763,971)

Net	$28,912,886	$28,631,228

Premiums earned:
Direct	$90,020,278	$76,834,157
Assumed	1,344,589	1,184,255
Ceded	(62,597,140)	(52,631,289)

Net	$28,767,726	$25,387,123

Losses and loss adjustment expenses incurred:
Direct	$77,033,851	$59,626,954
Assumed	1,175,763	856,571
Ceded	(54,476,887)	(41,618,883)

Net	$23,732,727	$18,864,642

The impact of reinsurance on the balance sheets as of December 31 is as follows:

Unpaid losses and loss adjustment expense:
Direct	$42,353,968	$33,391,172
Assumed	226,731	269,642
Ceded	(29,746,931)	(23,249,616)

Net	$12,833,768	$10,411,198

Unearned premiums:
Direct	$32,689,711	$30,495,191
Assumed	218,003	496,374
Ceded	(22,916,150)	(21,145,161)

Net	$9,991,564	$9,846,404

The Company received $14,858,389 in commissions on premiums ceded during 2008. Had all of the Company’s reinsurance agreements been cancelled at December 31, 2008, the Company would have returned $5,283,171 in reinsurance commissions to its reinsurers and its reinsurers would have returned $22,916,150 in unearned premiums to the Company. The Company paid commissions of $273,668 on premiums assumed during 2008. Had all of the assumed agreements been cancelled at December 31, 2008, the Company would have received $52,307 in reinsurance commissions from its reinsurers and the Company would have returned $218,003 in unearned premiums its reinsurers.

Contingent Reinsurance Commission and Provisional Commission Reserve

The Company’s primary reinsurance contract provides ceding commissions for premiums written which are subject to adjustment. The amount of ceding commissions, net of adjustments, is determined by the loss experience for the reinsurance agreement term. The reinsurers provide commissions on a sliding scale with maximum and

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

minimum achievable levels. The reinsurers pay the Company the stated provisional commissions before adjustment. The Company adjusts the commissions based on the current loss experience for the policy year premiums. This results in establishing a liability for the excess of provisional commissions retained compared to amounts recognized, which is subject to variation until the ultimate loss experience is determinable.

The total liability for excess provisional commissions received as of December 31, 2008 by policy year is:

Policy Year	Amount

2006	$16,634
2007	1,664,636
2008	1,679,775

Total	$3,361,045

(7)	Long-Term Debt

Notes Payable, Related Party

The Company has notes payable with a related party totaling to $1,473,049, including accrued interest, at December 31, 2008. This debt consists of two unsecured promissory notes that is payable to its chairman of the board. The promissory notes provide for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory notes also permit the Company to postpone any and all payments under the promissory notes without obtaining the consent of the holders, and without giving notice or paying additional consideration.

Other Notes Payable

On January 14, 2008 the Company issued a note payable in the amount of $276,250 with Information Distribution & Marketing, Inc. (“IDMI”) for the purchase of the source code for our policy management system (“PMS”). The note requires monthly principal and interest payments beginning in January 2008. The note matures in November 2012 with an interest rate of 2.8871% per annum. The balance on the note at December 31, 2008 is $224.247. As a result of the acquisitions of two Alabama insurance agencies in 2007, the Company also has unsecured promissory notes payable to the former owners of those agencies. The first promissory note, executed in connection with the acquisition of The Covenant Insurance Group, Inc. effective September 7, 2007, carries an interest rate of 8%. This note provides for the payment of interest in four quarterly installments beginning September 6, 2007 through December 6, 2008. Amounts due under this note as of December 31, 2008 were $22,812, including accrued interest. The second promissory note, executed in connection with the acquisition of the assets of Bush Insurance, Inc. effective October 31, 2007, carries an interest rate of 8%, in the amount of $32,500 and was paid in full January 1, 2008. The Company made its final principle payment related to the acquisition of The Insurance Center in the amount of $1,567,000 on July 1, 2008. Further, the Company made a final payment of $141,667 for the purchase of Tampa No-Fault Insurance Agency, Inc. on March 1, 2008.

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

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Scheduled Maturities

The aggregate annual maturities of payments due on debt outstanding as of December 31, 2008 are as follows:

Amount

2009	$1,076,977
2010	527,663
2011	56,873
2012	58,595
2013 and thereafter	4,975,185

Total	$6,695,293

(8)	Income Taxes

The provision for federal and state income taxes for the years ended are as follows:

	December 31,
	2008	2007

Current	$22,866	$(152,790)
Net operating loss carryforward utilized (generated)	(579,000)	238,000
Deferred	(840,741)	431,994

Total provision for income taxes	$(1,396,875)	$517,204

The provision for income taxes in the accompanying consolidated statements of operations differed from the statutory rate of 34% as follows:

	2008	2007

Income (loss) before income taxes	$(4,611,763)	792,583
Income tax expense at statutory rate	(1,567,999)	269,478
Tax effect of:
Tax exempt interest income	(51,446)	(67,485)
Incentive stock option expense	16,676	113,456
Goodwill	319,568	—
State taxes, net of federal tax benefit	(126,393)	55,268
Other, net	12,719	146,487

Total income tax expense (benefit)	$(1,396,875)	$517,204

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

	2008	2007

Deferred income tax assets:
Discounting of loss reserves	$277,000	$217,000
Federal operating loss carry-forward	1,392,000	813,000
Amortization of intangibles	1,615,000	703,000
Unearned premium reserves	749,000	738,000
Unearned commission reserves	—	225,000
Capital losses carryforward	145,000	—
Unrealized losses on securities available for sale	413,000	—
Other	—	1,000

Gross deferred tax assets	4,591,000	2,697,000

Deferred income tax liabilities:
Deferred acquisition costs	871,000	800,000
Depreciation	21,000	30,000
Unrealized gains on securities available for sale	—	43,000

Gross deferred tax liabilities	892,000	873,000

Net deferred tax assets	$3,699,000	$1,824,000

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

The Company has net operating loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between the year 2015 and December 31, 2025. The loss carry-forwards at December 31, 2008 were $3,709,535. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003 and on January 1, 2006 for carry-forwards related to the acquisition of The Insurance Center, Inc. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2018	$124,903
Expires 2019	572,863
Expires 2020	920,162
Expires 2021	124,456
Expires 2022	166,999
Expires 2024	241,662
Expires 2025	17,487
Expires 2028	1,541,003

$3,709,535

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48), the Accounting for Uncertainty in Income Taxes — an interpretation of FASB 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority. A tax position that meets the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 with respect to all of our tax positions as of January 1, 2007. The cumulative effect of adopting FIN 48 was zero.

Based on the judgment of management and its tax advisors, all items included in the inventory of tax positions have been determined to meet the more-likely-than-not standard and have been included at full value in the financial statements of the Company.

(9)	Capital Stock

Preferred Stock

During 2005, the Company issued 840,000 shares of its series A convertible preferred stock for an aggregate consideration of $4,200,000. The series A convertible stock paid a cumulative semi-annual dividend of $0.20 per share. Each outstanding share of preferred stock was convertible into 10 shares of common stock automatically two years from the date of issuance, or at any time prior to such automatic conversion at the Holder’s request, and had the voting rights of 10 common shares. During 2007 the remaining 840,000 shares of preferred stock converted to 8,400,000 shares of common stock.

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

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

	2008	2007

Expected volatility	107% - 111%	106% - 120%
Weighted average volatility	108%	113%
Risk-free interest rate	2.64% - 4.07%	2.00% - 2.80%
Expected term (in years)	5.0	5.0
Expected forfeitures	8.0%	10.6%

A summary of all stock option activity during 2008 and 2007 follows:

	2008		2007
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

Beginning of year	4,946,665	$0.80	5,347,225	$0.85
Add (deduct):
Granted	2,161,943	$0.38	2,451,000	$0.87
Exercised	(50,000)	$0.25	(314,000)	$0.44
Forfeited	(778,600)	$0.78	(2,437,560)	$0.88
Expired	(50,000)	$0.25	(100,000)	$4.35

End of year	6,230,008	$0.66	4,946,665	$0.80

Exercisable, end of year	2,070,400	$0.71	1,524,883	$0.57

The weighted-average grant date fair value of options granted during the twelve-months ended December 31, 2008 and December 31, 2007, using the Black-Scholes-Merton option-pricing model, was $0.3753 and $0.8686, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2008 and December 31, 2007 was $8,500 and $162,000, respectively.

Total compensation cost for share-based payment arrangements recognized for the twelve month period ended December 31, 2008 and December 31, 2007 was $49,047 and $333,694, respectively.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, the total compensation cost related to non-vested awards not yet recognized in the financial statements is $1,698,215. The Company expects to recognize the compensation cost over the weighted-average contractual term of 8.4 years.

For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) but discloses the pro forma effects on net income had the fair value of these options been expensed. The pro forma effect of the application of APB Opinion No. 25 for options granted and vested prior to January 1, 2006 was:

	For the Twelve Months Ended December 31,
	2008	2007

Net income attributable to common stockholders, as reported	$(3,214,888)	$275,379
Compensation effect, net of tax effect	(1,698,215)	(131,588)

Pro forma net income (loss)	$(4,913,103)	$143,791

Basic and diluted net income attributable to common stockholders

As reported — Basic	$(0.050)	$0.004
Pro forma — Basic	$(0.076)	$0.002
As reported — Diluted	$(0.050)	$0.004
Pro forma — Diluted	$(0.076)	$0.002

The following fully vested stock options and stock options expected to vest were outstanding or exercisable as of December 31, 2008:

	Options	Options
	Outstanding	Exercisable

Number of shares	6,230,008	2,070,400
Weighted average exercise price	$0.66	$0.71
Aggregate intrinsic value	$103,820	$24,500
Weighted average remaining contractual term	8.36 years	1.99 years

The following stock options were outstanding or exercisable as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Life	Price	Shares	Price

$.21 < $1.00	5,205,008	8.75 years	$0.54	1,814,400	$0.60
$1.00 < $1.81	1,025,000	6.35 years	$1.30	256,000	$1.47

	6,230,008	8.36 years	$0.66	2,070,400	$0.71

(10)	Risk

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

(I) LEGAL/REGULATORY RISKS — the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications,

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in the financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in nine states, it is more exposed to this risk than some of its more geographically balanced competitors.

(II) CREDIT RISK — the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers with an A.M. Best rating of “B++” or better, and by requiring a letter of credit or trust fund to secure reinsurance recoverables as well as provide for any amounts deemed uncollectible. As of December 31, 2008, there were no amounts deemed uncollectible.

(III) INTEREST RATE RISK — the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss. The Company, in accordance with its investment policy, manages its investment portfolio duration according to expected liability duration needs. Since the Company’s liabilities are predominantly short-term in the investment portfolio is also short-term duration. The investment policy requires that the duration of the investment portfolio will not diverge from the Company’s liability duration by more than + 15%.

Concentration of Risk

The Company operates in Alabama, Arizona, Indiana, Florida, Georgia, Louisiana, Mississippi, South Carolina and Texas and is dependent upon the economies in those states. Automobiles insured through AAIC are principally in Alabama, Arizona, Indiana, Florida, Georgia, Louisiana, Mississippi, South Carolina and Texas. Premium rate increases generally must be approved by state insurance commissioners.

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

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At December 31, 2008, AAIC’s statutory capital and surplus was approximately $10.7 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio. At December 31, 2008, AAIC was in compliance with this requirement.

Under the South Carolina Insurance Code, AAIC must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent 10% of policyholder surplus or net income, minus realized capital gains, whichever is greater.

The Company is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

insurers that show signs of weak or deteriorating condition and are evaluated on at least an annual basis at the end of each year. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. As of December 31, 2008, based upon calculations using the appropriate NAIC formula, AAIC’s total adjusted capital is in excess of ratios which would require any form of corrective actions on our part or action on the part of the regulators.

The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2008, AAIC had one IRIS ratio outside the usual range and three were right on the border. The ratio outside the range is attributable to the Company’s high leverage of reinsurance. We do not expect any regulatory action as a result of these results outside of the usual range.

(11)	Commitments and Contingencies

Operating Leases

The Company has entered into operating leases primarily for office space and certain equipment. These leases are classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Year Ending December 31,	Amount

2009	1,694,155
2010	1,554,763
2011	1,373,344
2012	1,180,048
Thereafter	1,925,030

$7,707,340

Rent expense totaled $1,461,895 and $1,483,603 for 2008 and 2007, respectively.

Defined Contribution Plan

The Company’s employees participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. The Company contributed $93,818 and $49,541 to this plan during 2008 and 2007, respectively. The plan currently matches 33.3% on the first 6% of employee earnings. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Legal Proceedings

The Company is involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. The Company may from time to time be subject to a variety of legal and regulatory actions relating to the Company’s current and past business operations. The Company vigorously defends these actions unless a reasonable settlement appears appropriate.

(12)	Business Combinations

On January 1, 2007, TrustWay acquired 80% of the assets and assumed certain liabilities of Frontline Insurance Group, LLC. (“FIG”), a 4-office insurance agency located in Alabama, selling primarily non-standard automobile insurance and other specialty products. Thereafter, TrustWay formed a new subsidiary, TWPAA, which would operate FIG under this newly formed company. Frontline’s owner was hired as President of TWPAA. The terms of the agreement include payments at closing of $300,000 in cash and a promissory note in the amount of $114,400 was also issued at the closing for a total purchase price of $414,400. The promissory note carries an 8% rate of interest payable in two annual installments beginning January 1, 2008 and the final payment was paid on August 5, 2008. As part of the purchase price, the company assigned $142,500 to the purchased book of business to be amortized over a ten-year period and $271,900 assigned to goodwill, which is being valued in accordance with FAS 142. The principal also agreed to a five year restrictive covenant prohibiting him from soliciting customers, or hiring its employees.

On September 6, 2007, TWPAA acquired the assets of Covenant Insurance Group of America located in Abbeville, Alabama, selling primarily non-standard automobile insurance. The terms of the agreement include payments at closing of $100,000 in cash and a promissory note in the amount of $90,000 was also issued at the closing for a total purchase price of $190,000. The promissory note carries an 8% rate of interest payable in four equal quarterly payments at 8%, beginning September 6, 2007 through December 31, 2008. As part of the purchase price, the Company assigned a total of $38,700 to the purchased book of business to be amortized over a ten-year period, $15,000 to a non-competitive covenant to be amortized over five years and $136,300 to goodwill, which is being valued in accordance with FAS 142.

On October 31, 2007, TWPAA acquired the assets of Bush Insurance, Inc. (“Bush”) located in Montgomery, Alabama, selling primarily non-standard automobile insurance. The terms of the agreement include payments at closing of $32,500 in cash and a promissory note in the amount of $32,500 was also issued at the closing for a total purchase price of $65,000. The promissory rate carries an 8% rate of interest payable in one payment on January 1, 2008. As part of the purchase price, the Company assigned $41,275 to the purchased book of business to be amortized over a ten-year period, $6,500 to a non-competitive covenant to be amortized over five years, and $17,225 to goodwill, which is being valued in accordance with FAS 142.

On January 16, 2008 the Company acquired the assets of Alabama One Stop, LLC located Odenville, Alabama for $5,200 in cash. The Company assigned $5,200 to goodwill, which is valued in accordance with FAS 142.

On August 5, 2008, the Company purchased the remaining 20% minority interest in TW Partners Agencies for $50,000 in cash and assumed $155,428 in existing liabilities. In conjunction with the purchase, the Company assigned a total of $205,428 to goodwill, which is valued in accordance with FAS 142.

(13)	Net Income (Loss) Per Share

Basic and diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

income (loss) per share for the years ended December 31, 2008 and 2007, because their inclusion would be anti-dilutive, are as follows:

	2008	2007

Stock options	6,230,008	2,931,665

The reconciliation of the amounts used in the computation of both basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2008 and 2007 are as follows:

		Average
		Shares	Per Share
	Net Income (Loss)	Outstanding	Amount

For the year ended December 31, 2008:
Net loss — basic	$(3,214,888)	64,922,269	$(0.050)

Effect of dilutive stock options	—	—

Net loss — diluted	$(3,214,888)	64,922,269	$(0.050)

For the year ended December 31, 2007:
Net income — basic	$275,379	61,913,645	$0.004

Effect of dilutive stock options	—	742,660

Net income — diluted	$275,379	62,656,305	$0.004

(14)	Related Party Transactions

In the past, the Company’s Chairman and the former Chief Executive Officer have loaned us approximately $6.2 million and $0.3 million, respectively. Additional payments of $161,130 and $241,130 for accrued and unpaid interest were made to the Company’s Chairman in 2008 and 2007, respectively. We also made principal payments to the Chairman in the amount of $1,000,000 in 2008 and $1,000,000 in 2007. The Company made payments of accrued and unpaid interest on the Promissory Note to its former Chief Executive Officer of $222 and $5,889 in 2008 and 2007, respectively. The Company made principal payments to its former Chief Executive Officer in the amount of $19,444 and $100,000 in 2008 and 2007, respectively. Outstanding amounts under these promissory notes held by the Company accrue interest at an annual rate of 8%. The Note to the former Chief Executive Officer required annual principal payments of $100,000 beginning December, 2004 and was paid in full in 2008. The Notes to the Chairman require annual principal payments of the greater of $500,000 or 25% of free cash flow (net income after tax plus non cash items minus working capital) on each of two notes beginning in December, 2004 and ending in 2010. The promissory notes are unsecured.

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

TrustWay is comprised of 46 retail insurance agencies with 38 locations in Florida, five in Alabama and three in Georgia. TrustWay has been appointed by AAIC to sell non-standard personal automobile insurance. TrustWay receives commissions from MGA and various fees from insureds associated with the sale of these policies.

The Company provides executive management services, including finance, audit and legal, to MGA and TrustWay. The Company charges a management fee to these subsidiaries in exchange for these services.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

(15)	Supplemental Cash Flow Information

	2008	2007

Cash paid (received) during the year:
Interest	$717,829	$1,013,364
Income tax refund	$(5,205)	$(672,793)

The Company recorded net unrealized losses on investment securities in the amount of $759,667 and unrealized gains of $20,093, net of taxes, for the twelve month period ended December 31, 2008 and 2007, respectively.

On January 3, 2007, the Company purchased the assets of Frontline Insurance Group, LLC. As part of the purchase agreement, the Company issued a note payable in the amount of $114,400.

On January 16, 2008 the Company purchased the assets of Alabama One Stop, LLC for $5,200 in cash.

On August 5, 2008, the Company purchased the remaining minority interest in TW Partners Agencies for $50,000 cash and assumed the remaining liabilities.

The following table illustrates the composition of acquisitions for the twelve months ended December 31, 2008 and 2007:

	2008	2007

Fair value of assets acquired	$210,628	$669,400
Cash paid to Sellers	(55,200)	(400,000)

Liabilities assumed	$155,428	$269,400

(16)	Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective as of November 15, 2008. The adoption of this standard did not have an effect on our financial position or results of operations.

The following accounting standards that have been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a. Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b. Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c. Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect that its adoption of SFAS No. 141(R) will have a material effect on the results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). The purpose of SFAS No. 160 is to improve relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. The Company does not expect the adoption of this standard to have an effect on its financial position or results of operations.

(17)	Subsequent Event

On March 10, 2009 AAIC purchased all of Capital Securities issued by the Trust (as described in note 7) at a discounted price of $1,000,000 from the non-affiliated holder of those securities.

(18)	Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Florida, Arizona, Indiana, Louisiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 2,000 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurers related to the non-standard automobile insurance policies produced by the MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 46 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest. The TrustWay pre-tax loss reflects a $3.4 million goodwill impairment charge. Following are the operating results for the Company’s various segments and an overview of segment assets:

	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
	(In thousands)

2008
Revenues
External customer	$27,329	$6,711	$29,198	$—	$—	$63,238
Intersegment	6,796	2,903	3,115	2,797	(15,611)	—
Income
Segment pretax income(loss)	4,522	(8,411)	(779)	56	—	(4,612)
Assets
Segment assets	$7,729	$5,087	$114,608	$22,476	$(18,383)	$131,517
2007
Revenues
External customer	$26,562	$5,554	$26,263	$—	$—	$58,379
Intersegment	6,713	3,938	3,010	2,970	(16,631)	—
Income
Segment pretax income(loss)	1,302	(3,791)	3,911	(629)	—	793
Assets
Segment assets	$8,416	$8,504	$108,353	$23,943	$(23,963)	$125,253