Form 10-Q
period 2009-03-31
ASSURANCEAMERICA CORP
filed 2009-05-15
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 65,144,357 shares of the Registrant’s $.01 par value Common Stock outstanding as of May 8, 2009.

ASSURANCEAMERICA CORPORATION
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$6,782,016	$8,287,149
Short-term investments	652,885	652,480
Long-term investments, available for sale at fair value	7,705,465	8,194,572
Long-term investments, held to maturity at amortized cost, which approximates fair value	1,003,341	—
Marketable equity securities	1,558,877	1,776,671
Other securities	155,000	155,000
Investment income due and accrued	142,751	96,186
Receivable from insureds	39,175,005	31,162,658
Reinsurance recoverable (including $10,177,743 and $9,240,200 on paid losses)	40,199,625	38,987,131
Prepaid reinsurance premiums	29,013,555	22,916,150
Deferred acquisition costs	2,811,564	2,321,517
Property and equipment (net of accumulated depreciation of $3,796,921 and $3,595,679)	2,411,200	2,530,352
Other receivables	1,853,885	1,655,375
Prepaid expenses	594,622	608,861
Intangibles (net of accumulated amortization of $2,764,729 and $2,665,727)	7,796,016	7,780,959
Security deposits	105,124	105,060
Prepaid income tax	—	238,443
Deferred tax assets	3,516,589	3,699,994
Other assets	345,236	348,472

Total assets	$145,822,756	$131,517,030

Liabilities and stockholders’ equity

Accounts payable and accrued expenses	$7,647,150	$7,571,998
Unearned premium	41,548,881	32,907,714
Unpaid losses and loss adjustment expenses	42,888,114	42,580,699
Reinsurance payable	29,989,507	26,416,490
Provisional commission reserve	3,959,185	3,361,045
Federal income taxes payable	146,952	—
Notes payable and related party debt	1,587,920	1,720,108
Junior subordinated debentures payable	4,976,852	4,975,185

Total liabilities	132,744,561	119,533,239

Commitments and contingencies

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000, outstanding 65,144,357 and 64,953,881)	651,442	649,538
Surplus-paid in	17,108,626	16,911,635
Accumulated deficit	(4,071,242)	(4,888,220)
Accumulated other comprehensive income:

Net unrealized losses on investment securities, net of taxes	(610,631)	(689,162)

Total stockholders’ equity	13,078,195	11,983,791

Total liabilities and stockholders’ equity	$145,822,756	$131,517,030

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008

Revenue:
Gross premiums written	$33,599,969	$27,716,178
Gross premiums ceded	(22,768,697)	(19,259,405)

Net premiums written	10,831,272	8,456,773
Increase in unearned premiums, net of prepaid reinsurance premiums	(2,543,761)	(1,506,754)

Net premiums earned	8,287,511	6,950,019
Commission income	6,680,972	6,323,953
Managing general agent fees	2,793,033	3,171,644
Net investment income	144,586	198,945
Net investment losses on securities	(239,887)	(27,758)
Other fee income	107,382	145,286

Total revenue	17,773,597	16,762,089

Expenses:

Losses and loss adjustment expenses	5,759,991	5,600,279
Selling, general and administrative expenses	10,153,685	9,997,020
Stock option expense	78,895	21,301
Depreciation and amortization expense	300,244	318,813
Interest expense	134,357	223,826

Total operating expenses	16,427,172	16,161,239

Income before provision for income tax expense	1,346,425	600,850
Income tax provision	529,447	219,526

Net income	$816,978	$381,324

Earnings per common share
Basic	$0.013	$0.006
Diluted	$0.013	$0.006
Weighted average shares outstanding-basic	65,047,708	64,885,639
Weighted average shares outstanding-diluted	65,147,708	64,961,836
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA COPORATION AND SUBSIDIARIES
(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2009	2008

Net income	$816,978	$381,324

Other comprehensive gain (losses):
Change in unrealized gains (losses) of investments:
Unrealized losses arising during the year	(114,239)	(382,182)
Reclassification adjustment for realized losses recognized during the year	239,887	27,758

Net change in unrealized gains (losses)	125,648	(354,424)
Deferred income taxes on above changes	(47,118)	132,909

Other comprehensive gain (loss)	78,530	(221,515)

Comprehensive income	$895,508	$159,809

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income	$816,978	$381,324
Adjustments to net income to net cash provided (used) by operating activities
Net investment losses on securities	239,887	27,758
Depreciation and amortization	299,384	323,411
Stock-based compensation	78,895	21,301
Stock issued	120,000	58,998
Deferred tax provision	136,287	39,266
Changes in assets and liabilities:
Investment income due and accrued	(46,565)	(43,873)
Receivables	(8,210,857)	(5,100,290)
Prepaid expenses and other assets	17,410	(187,238)
Unearned premiums	8,641,167	6,073,048
Unpaid loss and loss adjustment expenses	307,415	1,503,651
Ceded reinsurance payable	3,573,017	5,320,941
Reinsurance recoverable	(1,212,494)	(4,892,861)
Prepaid reinsurance premiums	(6,097,405)	(4,566,294)
Accounts payable and accrued expenses	75,152	829,631
Prepaid income taxes/federal income taxes payable	385,395	178,759
Deferred acquisition costs	(490,047)	(513,084)
Provisional commission reserve	598,140	486,309

Net cash provided (used) by operating activities	(768,241)	(59,243)

Cash flows from investing activities:
Purchases of property and equipment, net	(82,090)	(695,024)
Proceeds from sales, call and maturities of investments	1,897,436	541,534
Purchases of investments	(2,306,050)	(1,005,937)
Cash received on sale of book of business	30,000	—
Cash paid for acquisition of agencies, net of cash acquired	(28,800)	(5,200)

Net cash used by investing activities	(489,504)	(1,164,627)

Cash flows from financing activities:
Repayments of notes payable	(247,388)	(284,412)

Net cash used by financing activities	(247,388)	(284,412)

Net decrease in cash and cash equivalents	(1,505,133)	(1,508,282)
Cash and cash equivalents, beginning of period	8,287,149	5,511,842

Cash and cash equivalents, end of period	$6,782,016	$4,003,560

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009 and 2008
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

(2)	Summary of Significant Accounting Policies

Valuation of available-for-sale investments. Our available for sale investment portfolio are recorded at fair value, which is typically based on publicly-available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly-traded investments. We do not adjust the carrying value of any investment unless management determines that the impairment of an investment’s value is other than temporary.

We conduct regular reviews to assess whether our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. If we determine that the value of any investment is other-than-temporarily impaired, we record a charge against earnings in the amount of the impairment.

Gains and losses realized on the disposition of available for sale investment securities are determined on the specific identification basis and credited or charged to income. Premium and discount on available for sale investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Valuation of held to maturity investments. Our held to maturity investments consists of Redeemable Preferred securities, which are carried at amortized cost with realized gains and losses reported in the current period’s earnings. Premium and discount on these securities are amortized and accreted using the interest method and charged or credited to investment income.

Valuation of trading investments. Our trading investment portfolio consists of equity securities, which are carried at fair value with realized gains and losses reported in the current period’s earnings.

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Such financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation have been included in the accompanying financial statements. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, please refer to our audited consolidated financial statements appearing in the Form 10-K for the year ended December 31, 2008.

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2008 as filed with the Securities and Exchange Commission in the 2008 Form 10-K.

New Accounting Standards Pending

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 which amends SFAS No. 115 and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”, to provide recognition guidance for debt securities classified as available-for-sale and held-to-maturity and subject to other-than-temporary impairment (“OTTI”) guidance. If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI. FSP FAS 115-2 and FAS 124-2 defines the situations under which an OTTI should be considered to have occurred. When an entity intends to sell the security or more likely than not it will be required to sell the security before recovery of its amortized cost basis, an OTTI is recognized in earnings. When the entity does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security, the entity must consider a number of factors and use its best estimate of the present value of cash flows expected to be collected from the debt security in order to determine whether a credit loss exists, and the period over which the debt security is expected to recover. The amount of total OTTI related to the credit loss shall be recognized in earnings while the amount of the total OTTI related to other factors shall be recognized in other comprehensive income. Both the statement of operations and the statement of accumulated other comprehensive income are required to display the OTTI related to credit losses and the OTTI related to other factors on the face of each statement.

FSP FAS 115-2 and FAS 124-2 expands the disclosure requirements of SFAS No. 115 (for both debt and equity securities) and requires a more detailed, risk-oriented breakdown of security types and related information, and requires the annual disclosures to be made for interim periods. In addition, new disclosures are required to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period. FSP FAS 115-2 and FAS 124-2 is effective for interim periods ending after June 15, 2009 with early adoption permitted in conjunction with the early adoption of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). The disclosures are not required for earlier periods presented for comparative purposes. FSP FAS 115-2 and FSP 124-2 shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. A cumulative effect adjustment to the opening balance of retained earnings will be recognized for debt securities with an existing OTTI at the beginning of the interim period in which the FSP is adopted. The Company will adopt the provisions of FSP FAS 115-2 and FAS 124-2 as of April 1, 2009. The specific requirements of the FSP applicable to the Company’s portfolio are being interpreted, studied and assessed. The potential cumulative effect to retained income as of April 1, 2009 is not yet reliably estimable since the Company is still assessing the requirements; however, the Company does not expect a material impact on the results of operations or financial position upon adoption.

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4)

In April 2009, the FASB issued FSP FAS 157-4, which amends SFAS No. 157, to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Guidance on identifying circumstances that indicate a transaction is not orderly is also provided. If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity for an asset or liability, transactions or quoted prices may not be determinative of fair value, and further analysis of the transactions or quoted prices may be needed. A significant adjustment to the transactions or quoted prices may be necessary to estimate fair value which may be determined based on the point within a range of fair value estimates that is most representative of fair value under the current market conditions. Determination of whether the transaction is orderly is based on the weight of the evidence. The disclosure requirements of SFAS No. 157 are increased since disclosures of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs during the reporting period are required.

FSP FAS 157-4 defines the disclosures required for major categories by SFAS No. 157 to be the major security types as defined in FASB Statement No. 115. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009 with early adoption permitted but only in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with a quantification of the total effect of the change in valuation technique and related inputs, if practicable, by major category. The Company will adopt the provisions of FSP FAS 157-4 as of April 1, 2009. Quantification of the estimated effects of the application of the FSP FAS 157-4 requirements will be based on the market conditions and portfolio holdings at the time of adoption and are therefore not yet reliably estimable; however, the Company does not expect a material impact to its results of operations or financial position upon adoption.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The disclosures are not required for earlier periods presented for comparative purposes and earlier adoption is permitted in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. The Company will adopt the provisions of FSP FAS 107-1 and APB 28-1 for second quarter 2009. FSP FAS 107-1 and APB 28-1 affects disclosures and therefore implementation will not impact the Company’s results of operations or financial position.

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	March 31, 2009	December 31, 2008
Case basis	$5,104,533	$4,561,487
IBNR	7,761,699	8,272,281

Total	$12,866,232	$12,833,768

(4)	Reinsurance

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

The impact of reinsurance on the statements of operations for the period ended March 31, 2009 and 2008, was as follows:

	March 31,	March 31,
	2009	2008
Premiums written:
Direct	$33,459,712	$27,297,115
Assumed	140,257	419,063
Ceded	(22,768,697)	(19,259,405)

Net	$10,831,272	$8,456,773

Premiums earned:
Direct	$24,773,774	$21,213,478
Assumed	185,028	429,653
Ceded	(16,671,291)	(14,693,112)

Net	$8,287,511	$6,950,019

Losses and loss adjustment expenses incurred:
Direct	$19,486,037	$17,580,766
Assumed	199,338	400,104
Ceded	(13,925,384)	(12,380,591)

Net	$5,759,991	$5,600,279

The impact of reinsurance on the balance sheets as of the dates indicated was as follows:

	March 31, 2009	December 31, 2008
Unpaid losses and loss adjustment expense:
Direct	$42,666,181	$42,353,968
Assumed	221,933	226,731
Ceded	(30,021,882)	(29,746,931)

Net	$12,866,232	$12,833,768

Unearned premiums:
Direct	$41,375,648	$32,689,711
Assumed	173,233	218,003
Ceded	(29,013,555)	(22,916,150)

Net	$12,535,326	$9,991,564

The Company received $5,260,537 in commissions on premiums ceded during the three-month period ended March 31, 2009. Had all of the Company’s reinsurance agreements been cancelled at March 31, 2009, the Company would have returned $7,442,885 in reinsurance commissions to its reinsurers and its reinsurers would have returned $29,013,555 in unearned premiums to the Company.

(5)	Income Taxes

The provisions for federal and state income taxes for the periods ended March 31, 2009 and 2008, were as follows:

	2009	2008
Current	$393,160	$180,260
Deferred	136,287	39,266

Total provision for income taxes	$529,447	$219,526

(6)	Capital Stock

Common Stock

During the first three months of 2009 and 2008, the Company issued 190,476 and 120,000 shares of common stock, $.01 par value to its board of directors, respectively.

Stock-Based Compensation

The weighted-average grant date fair value of options granted during the three-months ended March 31, 2009 and March 31, 2008, using the Black-Scholes-Merton option-pricing model, was $0.2416 and $0.4499, respectively. There were no options exercised during the three-month period ended March 31, 2009 and 2008.

Total compensation cost for share-based payment arrangements recognized for the three-month period ended March 31, 2009 and March 31, 2008 was $78,895 and $21,301, respectively. Effective March 1, 2008 the Company extended the expiration period from five to ten years for options with an exercise price of $0.50 cents or greater. This modification of the terms resulted in an exchange of the original award for a new award. The Company revalued the options based on the fair value of the modified award over the fair value of the original award, which was based on the share price, volatility and interest rates as of the date of the modifications. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	March 31, 2009	March 31, 2008
Weighted-average-grant-date fair value	$0.2416	$0.4499
Expected volatility	108% - 109%	110% - 111%
Weighted average volatility	109%	109%
Risk-free interest rate	2.47% - 3.02%	3.45% - 3.67%

Expected term (in years)	9.72	8.2
Forfeiture rate (per year)	7.0%	8.8%

A summary of all stock option activity during the three months ending March 31, 2009 and 2008, were as follows:

	March 31,		March 31,
	2009		2008
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	6,230,008	$0.66	4,946,665	$0.80
Add (deduct):
Granted	392,190	$0.25	462,500	$0.55

Forfeited	(52,577)	$0.84	(109,040)	$0.82
Expired	—	—	(450,000)	$0.25
March 31	6,569,621	$0.64	4,850,125	$0.87

Exercisable, March 31	2,309,439	$0.71	1,166,550	$0.74
(7)	Commitments and Contingencies

Contractual Commitments

The Company leases office space for its corporate headquarters in Atlanta, Georgia under a 12-year lease that commenced on May 1, 2003. The Company leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The Company also leases office equipment for use in its various locations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities. The Company also has contractual commitments in association with long-term debt owed to current and former owners of the Company and in connection with a Junior Subordinated Debentures issued in December 2005. Please refer to Note 7 of the Notes to Consolidated Financial Statements, as of December 31, 2008 included in our Annual Report on Form 10-K for additional information about the long-term debt arrangements.

Minimum amounts due under the Company’s noncancelable commitments at March 31, 2009 are as follows:

	Long-Term	Operating
	Debt	Lease
Payments due by period	Obligations	Obligations	Total

Less than 1 year	$812,833	$1,223,274	$2,036,107
1-3 years	642,136	2,928,107	3,627,843
4-5 years	132,951	1,864,526	1,939,877
More than 5 years	4,976,853	1,240,552	6,917,405

Total	$6,564,773	$7,256,459	$13,821,232

Defined Contribution Plan

The Company’s associates participate in the AssuranceAmerica Corporation 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2008, the Company elected to match 33% of employee contributions up to 6% of gross earnings. Matching contributions during the first three months of 2009 and 2008 were $23,925 and $24,170, respectively. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(8)	Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the three-month periods ended March 31, 2009 and 2008, because their inclusion would be anti-dilutive, are as follows:

	2009	2008
Stock options	4,499,021	3,527,625

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three month periods ended March 31, 2009 and 2008 are as follows:

		Average Shares	Per Share
	Net Income	Outstanding	Amount
For the three months ended March 31, 2009:
Net income — basic	$816,978	65,047,708	$0.013

Effect of dilutive stock warrants and options	—	100,000

Net income — diluted	$816,978	65,147,708	$0.013

For the three months ended March 31, 2008:
Net income — basic	$381,324	64,885,639	$0.006

Effect of dilutive stock warrants and options	—	76,197

Net income — diluted	$381,324	64,961,836	$0.006

(9)	Supplemental Cash Flow Information

	2008	2008
Cash paid during the three months ended March 31:
Interest	$134,357	$223,826
Income taxes	—	1,500

The Company recorded net unrealized gains and losses on investment securities in the amount of $78,530 and $221,515 net of taxes, for the three-month period ended March 31, 2009 and 2008, respectively.

On January 16, 2008 the Company purchased the assets of Alabama One Stop, LLC. for cash.

On March 1, 2009 the Company purchased the assets of First Choice Insurance, LLC. for cash of $28,800 and as part of the purchase agreement the Company issued a note payable in the amount of $115,200.

The following table illustrates the composition of acquisitions for the three months ended March 31, 2009 and 2008:

	2009	2008
Fair value of assets acquired, including identifiable intangibles	$80,000	$—
Goodwill	64,000	5,200
Cash paid to sellers	(28,800)	(5,200)

Note Payable to seller	$115,200	$—

(10)	Fair Value Disclosures

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

The following table illustrates the fair value measurements as of March 31, 2009 for items accepted for at fair value on a recurring basis:

			Significant
			Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Description:
Available for sale securities	$2,616,879	$5,088,586	—
Marketable equity securities	1,558,877	—	—

Total	$4,166,176	$5,088,586	$—

(11)	Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Arizona, Florida, Indiana, Louisiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 1,800 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurer’s that retain the non-standard automobile insurance policies produced by MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 46 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST QUARTER 2009
Revenues
External customer	$7,742	$1,794	$8,238	$—	$—	$17,774
Intersegment	2,363	980	1,106	711	(5,160)	—
Income
Segment pretax income (loss)	963	23	401	(41)	—	1,346
Assets
Segment assets	16,247	13,076	128,069	21,884	(33,453)	145,823

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST QUARTER 2008
Revenues
External customer	$7,683	$1,888	$7,191	$—	$—	$16,762
Intersegment	1,982	1,232	901	699	(4,814)	—
Income
Segment pretax income (loss)	320	(449)	708	22	—	601
Assets
Segment assets	10,273	8,707	119,589	26,153	(25,168)	139,554

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition
     Investments and cash as of March 31, 2009, decreased $1.2 million to $17.9 million from investments and cash from $19.1 million as of December 31, 2008. The decrease was due in part to $0.5 million net purchases in investments and $0.1 million in purchases of property and equipment. The Company’s investments of $11.1 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the Investment Policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of March 31, 2009, increased $8.0 million to $39.2 million compared to December 31, 2008. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2009. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
     Reinsurance recoverable as of March 31, 2009, increased $1.2 million, to $40.2 million compared to December 31, 2008. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of premiums and losses. The $40.2 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of March 31, 2009, increased $6.1 million to $29.1 million compared to December 31, 2008. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
     Deferred acquisition costs as of March 31, 2009 increased $0.5 million to $2.8 million compared to December 31, 2008. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Other receivables as of March 31, 2009 increased $0.2 million to $1.9 million compared to December 31, 2008. The balances represent a decrease in TrustWay receivables from insurance carriers for direct bill commissions and balances due to insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The change in the TrustWay receivables is directly attributable to a decline in direct bill commissions from carriers and related increased premium produced during the first quarter of 2009 offset by an increase in the MGA receivables is directly attributable to settlements by the MGA in the states of Florida and Texas on behalf of a two non-affiliated insurers.
     Intangible assets as of March 31, 2009, decreased $0.1 million to $7.7 million from the balance of $7.8 million as of December 31, 2008. This decrease is directly related to the amortization of acquired assets of $0.1 million, offset by the acquisition of First Choice Insurance, LLC.
     Accounts payable and accrued expenses as of March 31, 2009, increased $0.1 million from December 31, 2008 to $7.7 million. The increase is due to $.3 million of commissions due to agents, offset by $.2 million due to carriers for agency premiums.
     Unearned premium as of March 31, 2009 increased $8.6 million to $41.5 million from December 31, 2008, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2009.
     Unpaid losses and loss adjustment expenses increased $0.3 million to $42.9 million as of March 31, 2009 from $42.6 million at December 31, 2008. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the increase correlates with the increase in AAIC’s writings and anticipated future losses.
     Reinsurance payable as of March 31, 2009 increased $3.6 million to $30.0 million, compared to the balance at December 31, 2008. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2009.

     Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of March 31, 2009 increased $0.6 million to $4.0 million, compared to the balance at December 31, 2008. The increase is related to increases in AAIC writings during the first quarter of 2009.
Liquidity and Capital Resources
     Net cash used by operating activities for the three months ended March 31, 2009, was $0.8 million compared to net cash used by operating activities of $0.1 million for the same period of 2008.
     Investing activities for the three months ended March 31, 2009 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.1 million for new technology and $0.4 million in net purchases of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the three months ended March 31, 2009 and 2008 included debt repayments of $0.2 million and $0.3 million, respectively.
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
     On March 10, 2009 AAIC purchased all of Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount is being accreted to the interest income over the remaining life of the Capital Securities using the interest method.
     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum capital and surplus of $3.0 million. As of March 31, 2009, AAIC’s capital and surplus was $10.6 million.
Results of Operations
     The Company reported net income of $0.8 million for the three months ended March 31, 2009 compared to net income of $0.4 million for the three months ended March 31, 2008. The Company reported basic earnings per common share of $0.013 for the three months ended March 31, 2009 compared to $0.006 for the three months ended March 31, 2008. Fully diluted earnings per common share for the three months ended March 31, 2009 was $0.013 compared to $0.006 for the three months ended March 31, 2008.
Revenues
Premiums
     Gross premiums written for the three months ended March 31, 2009 were $33.6 million. In the comparable period for 2008, AAIC recorded $27.7 million in gross premiums written. 2009 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $33.5 million, plus $0.1 million of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to reinsurance contracts, “assumed premiums written.” The majority of our growth occurred in Arizona, Florida and Louisiana. The increases in Louisiana and Arizona accounted for $2.2 million of the increase due to its recent entry into these states in 2008 and $3.4 million relates to the state of Florida. As of March 31, the Company decreased its rates in these states resulting in an increase in premium volume in Florida. The Georgia premiums for the three months ended March 31, 2009 declined $.8 million due to increased competition and rate increases, when compared with the first quarter of 2009. Policies inforce increased 15% from December 31, 2008 to March 31, 2009. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the three months ended March 31, 2008, was $22.8 million.

     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each three months, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $8.3 million for the three months ended March 31, 2009 and compares to $6.9 million for the three months ended March 31, 2008.
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
     Commission income for the three months ended March 31, 2009 as a result of business produced in both TrustWay and the MGA, increased 6% compared to the same period ended March 31, 2008. Total commission income earned by TrustWay from the production of AAIC for the three- month period ended March 31, 2009 totaled $1.0 million. This amount was eliminated from total commission income and commission expense. AAIC pays MGA commission on the 30% of premium which AAIC retains and is subsequently eliminated upon consolidation. The amount eliminated was $2.4 million for the three months ended March 31, 2009.
     Managing general agent fees for the period ended March 31, 2009 were $2.8 million, a decrease of $0.4 million, when compared to the same period of 2008. The decrease in fees is due to $.8 million in policy fees that are classified as premium for 2009, offset by an increase in premium growth in Louisiana, Arizona and Florida.
     Other fee income was flat for the three-month period ended March 31, 2009 from the comparable period of 2008. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes more direct bill policies, increasing policy renewals and related commissions, fee income is reduced.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income was flat for the period ended March 31, 2009 as compared to the same 2008 period. This is primarily a result of a decrease in average invested assets offset in part by declining yields.
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
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three months ended March 31, 2009, was $13.9 million.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $5.8 million for the period ended March 31, 2009. As a percentage of earned premiums, this amount increased for the period ended March 31, 2009, from 80.6% to 69.5%, when compared with the same period in 2008. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The decrease in the three months-over-three month’s loss ratio is in part due to increased premium levels for the various states.

Other Expenses
     Other operating expenses, including selling and general and administrative increased $0.2 million for the three months ended March 31, 2009 when compared to the same period of 2008. As a percentage of revenue, selling and general and administrative expenses for the twelve-month period ended March 31, 2009 decreased to 57.1% from 59.6% when compared to the 2008 period. This improvement reflects reductions in expenses, economies of scale and operating leverage of the Company’s growth.
Income Tax Expense
     The provision for income taxes for the three months ended March 31, 2009 consists of federal and state income taxes at the Company’s effective tax rate. The Company’s tax expense was $0.5 million for the period ended March 31, 2009, representing an effective tax rate of 39.3%. This tax expense compares with $0.2 million for the period ended March 31, 2008, which was an effective tax rate of 36.5%.
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of March 31, 2009, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows. Only our MGA President, Joseph Skruck, have employment agreements with us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows.

Our debt service obligations could impede our operations, flexibility and financial performance.
     Our level of debt could affect our financial performance. As of March 31, 2009, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $6.6 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.
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
     Our results of operations depend in part on the performance of our invested assets. As of March 31, 2009, 80% of our investment portfolio was invested in fixed maturity securities with the remainder equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.
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
     For the three months ended March 31, 2009, we generated approximately 74% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     For 2009, each non-officer director may choose between (i) an amount in cash equal to $15,000 plus the number of shares equal to $15,000 divided by the share price on December 31, of the prior year or (ii) the number of shares equal to $30,000 divided by the share price on December 31, of the prior year. During the first three months of 2009, the Company issued 190,476 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on February 12, 2009 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable
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

ASSURANCEAMERICA CORPORATION
By:	/s/ Guy W. Millner
Guy Millner
Chairman and CEO

Date: May 14, 2009

By:	/s/ Gregory D. Woods
Gregory D. Woods
Acting Chief Financial Officer

Date: May 14, 2009