Form 10-Q
period 2009-06-30
ASSURANCEAMERICA CORP
filed 2009-08-14
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑
There were 65,144,357 shares of the Registrant’s $.01 par value Common Stock outstanding as of August 8, 2009.

ASSURANCEAMERICA CORPORATION
Index to Form 10-Q

Page
PART I — FINANCIAL INFORMATION
Item 1 Financial Statements
Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and June 30, 2008	4
Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2009 and June 30, 2008	5
Consolidated Statements of Cash Flows for Six Months ended June 30, 2009 and June 30, 2008	6
Notes to Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3 Quantitative and Qualitative Disclosures about Market Risk	N/A
Item 4 Controls and Procedures	21

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings	N/A
Item 1A Risk Factors	22
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3 — Defaults Upon Senior Securities	N/A
Item 4 — Submission of Matters to A Vote of Security Holders	27
Item 5 Other Information	N/A
Item 6 Exhibits	28
Signatures	29
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ASSURANCEAMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	Audited
Assets
Cash and cash equivalents	$6,212,830	$8,287,149
Short-term investments	653,085	652,480
Long-term investments, available for sale at fair value	7,665,293	8,194,572
Long-term investments, held to maturity at amortized cost (fair value $4,978,518)	1,015,374	—
Marketable equity securities	1,641,402	1,776,671
Other securities	155,000	155,000
Investment income due and accrued	198,588	96,186
Receivable from insureds	36,927,729	31,162,658
Reinsurance recoverable (including $11,723,958 and $9,240,200 on paid losses)	42,983,167	38,987,131
Prepaid reinsurance premiums	27,297,721	22,916,150
Deferred acquisition costs	2,648,623	2,321,517
Property and equipment (net of accumulated depreciation of $3,995,026 and $3,595,679)	2,293,323	2,530,352
Other receivables	1,861,185	1,655,375
Prepaid expenses	710,226	608,861
Intangibles (net of accumulated amortization of $2,860,210 and $2,665,727)	7,696,201	7,780,959
Security deposits	104,175	105,060
Prepaid income tax	133,478	238,443
Deferred tax assets	2,953,681	3,699,994
Other assets	341,999	348,472

Total assets	$143,493,080	$131,517,030

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$7,231,431	$7,571,998
Unearned premium	39,010,900	32,907,714
Unpaid losses and loss adjustment expenses	44,685,059	42,580,699
Reinsurance payable	28,759,031	26,416,490
Provisional commission reserve	3,973,112	3,361,045
Notes payable, related party	1,296,712	1,720,108
Junior subordinated debentures payable	4,978,518	4,975,185

Total liabilities	129,934,763	119,533,239

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000, outstanding 65,144,357 and 64,953,881)	651,443	649,538
Surplus-paid in	17,196,907	16,911,635
Accumulated deficit	(3,889,510)	(4,888,220)
Accumulated other comprehensive income:
Net unrealized losses on investment securities, net of taxes	(400,523)	(689,162)

Total stockholders’ equity	13,558,317	11,983,791

Total liabilities and stockholders’ equity	$143,493,080	$131,517,030

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenue:
Gross premiums written	$24,052,857	$21,451,687	$57,652,826	$49,167,865
Gross premiums ceded	(16,150,666)	(14,781,936)	(38,919,363)	(34,041,341)

Net premiums written	7,902,191	6,669,751	18,733,463	15,126,524
(Increase) decrease in unearned premiums, net of prepaid reinsurance premiums	822,146	590,686	(1,721,615)	(916,068)

Net premiums earned	8,724,337	7,260,437	17,011,848	14,210,456
Commission income	5,077,508	5,059,629	11,758,480	11,383,582
Managing general agent fees	2,415,638	2,946,188	5,208,671	6,117,832
Net investment income	198,537	190,868	343,123	389,813
Net investment losses on securities	(85,814)	(28,965)	(325,701)	(56,723)
Other fee income	75,235	112,332	182,617	257,618

Total revenue	16,405,441	15,540,489	34,179,038	32,302,578

Expenses:
Losses and loss adjustment expenses	6,312,214	5,533,872	12,072,205	11,134,151
Selling, general and administrative expenses	9,254,720	9,723,892	19,408,405	19,720,912
Stock option expense	88,281	20,518	167,176	41,819
Depreciation and amortization expense	293,750	320,035	593,994	638,848
Interest expense	118,333	191,111	252,690	414,937

Total operating expenses	16,067,298	15,789,428	32,494,470	31,950,667

Income (loss) before provision for income tax expense	338,143	(248,939)	1,684,568	351,911
Income tax provision (benefit)	156,411	(100,682)	685,858	118,844

Net income (loss)	$181,732	$(148,257)	$998,710	$233,067

Earnings (loss) per common share
Basic	$0.002	$(0.002)	$0.015	$0.004
Diluted	$0.002	$(0.002)	$0.015	$0.004
Weighted average shares outstanding-basic	65,144,357	64,919,815	65,096,300	64,900,694
Weighted average shares outstanding-diluted	65,421,284	64,919,815	65,174,857	64,982,447
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA COPORATION AND SUBSIDIARIES
(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$181,732	$(148,257)	$998,710	$233,067

Other comprehensive gain (losses):
Change in unrealized gains (losses) of investments:
Unrealized gains (losses) arising during the year	250,361	(255,823)	136,122	(638,005)
Reclassification adjustment for realized losses recognized during the year	85,814	28,965	325,701	56,723

Net change in unrealized gains (losses)	336,175	(226,858)	461,823	(581,282)
Deferred income taxes on above changes	(126,066)	85,072	(173,184)	217,981

Other comprehensive gain (loss)	210,109	(141,786)	288,639	(363,301)

Comprehensive income	$391,841	$(290,043)	$1,287,349	$(130,234)

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$998,710	$233,067
Adjustments to reconcile net income to net cash used by operating activities:
Net investment losses on securities	325,701	56,723
Depreciation and amortization	595,436	646,764
Stock-based compensation — options	167,176	41,819
Stock-based compensation — director fees	120,000	59,000
Deferred tax provision	573,129	45,620
Changes in assets and liabilities:
Investment income due and accrued	(102,402)	21,449
Receivables	(5,970,881)	(3,225,151)
Prepaid expenses and other assets	(94,007)	(412,829)
Unearned premiums	6,103,186	4,591,804
Unpaid loss and loss adjustment expenses	2,104,360	3,636,585
Ceded reinsurance payable	2,342,541	4,715,303
Reinsurance recoverable	(3,996,036)	(5,718,036)
Prepaid reinsurance premiums	(4,381,571)	(3,675,737)
Accounts payable and accrued expenses	(340,567)	716,829
Prepaid income taxes	104,965	71,378
Deferred acquisition costs	(327,106)	(458,602)
Provisional commission reserve	612,067	(396,071)

Net cash (used) provided by operating activities	(1,165,299)	949,915

Cash flows from investing activities:
Purchases of property and equipment, net	(162,482)	(848,317)
Proceeds from sales, call and maturities of investments	3,568,437	4,221,268
Purchases of investments	(3,777,579)	(1,559,237)
Cash received on sale of book of business	30,000	—
Cash paid for acquisition of agencies	(28,800)	(5,200)

Net cash (used) provided by investing activities	(370,424)	1,808,514

Cash flows from financing activities:
Repayments of notes payable	(538,596)	(2,225,769)

Net cash used by financing activities:	(538,596)	(2,225,769)

Net increase (decrease) in cash and cash equivalents	(2,074,319)	532,660
Cash and cash equivalents, beginning of period	8,287,149	5,511,842

Cash and cash equivalents, end of period	$6,212,830	$6,044,502

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009 and 2008
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
Valuation of held to maturity investments. Our held to maturity investments consist of redeemable preferred securities, which are carried at amortized cost with realized gains and losses reported in the current period’s earnings. Premium and discount on these securities are amortized and accreted using the interest method and charged or credited to investment income.
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

New Accounting Standards Adopted
Effective April 1, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). which were issued in April 2009 by the FASB FSP FAS 115-2 and FAS 124-2 amends SFAS No. 115 and SFAS No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” to provide recognition guidance for debt securities classified as available-for-sale and held-to-maturity and subject to other-than-temporary impairment (“OTTI”) guidance. If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI. FSP FAS 115-2 and FAS 124-2 defines the situations under which an OTTI should be considered to have occurred. When an entity intends to sell the security or more likely than not it will be required to sell the security before recovery of its amortized cost basis, an OTTI is recognized in earnings. When the entity does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security, the entity must consider a number of factors and use its best estimate of the present value of cash flows expected to be collected from the debt security in order to determine whether a credit loss exists, and the period over which the debt security is expected to recover. The amount of total OTTI related to the credit loss shall be recognized in earnings while the amount of the total OTTI related to other factors shall be recognized in other comprehensive income. Both the statement of operations and the statement of accumulated other comprehensive income are required to display the OTTI related to credit losses and the OTTI related to other factors on the face of each statement.
FSP FAS 115-2 and FAS 124-2 expands the disclosure requirements of SFAS No. 115 (for both debt and equity securities) and requires a more detailed, risk-oriented breakdown of security types and related information, and requires the annual disclosures to be made for interim periods. In addition, new disclosures are required to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period. FSP FAS 115-2 and FAS 124-2 is effective for interim periods ending after June 15, 2009 with early adoption permitted in conjunction with the early adoption of FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). The disclosures are not required for earlier periods presented for comparative purposes. FSP FAS 115-2 and FSP 124-2 shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. A cumulative effect adjustment to the opening balance of retained earnings will be recognized for debt securities with an existing OTTI at the beginning of the interim period in which the FSP is adopted. The adoption of FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”) did not have an impact on the results of operations or financial position of the Company.
Also effective April 1, 2009, the Company adopted FSP FAS 157-4, which was issued by the FASB in April 2009. FSP FAS 157-4 amends SFAS No. 157, to provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Guidance on identifying circumstances that indicate a transaction is not orderly is also provided. If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity for an asset or liability, transactions or quoted prices may not be determinative of fair value, and further analysis of the transactions or quoted prices may be needed. A significant adjustment to the transactions or quoted prices may be necessary to estimate fair value which may be determined based on the point within a range of fair value estimates that is most representative of fair value under the current market conditions. Determination of whether the transaction is orderly is based on the weight of the evidence. The disclosure requirements of SFAS No. 157 are increased since disclosures of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs during the reporting period are required.
FSP FAS 157-4 defines the disclosures required for major categories by SFAS No. 157 to be the major security types as defined in FASB Statement No. 115. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009 with early adoption permitted but only in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with a quantification of the total effect of the change in valuation technique and related inputs, if practicable, by major category. The adoption of the provisions of FSP FAS 157-4 as of April 1, 2009 did not have an impact on the results of operations or financial position of the Company.
Effective April 1, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which was issued in April 2009. FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. The disclosures are not required for earlier periods presented for comparative purposes and earlier adoption is permitted in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. FSP FAS 107-1 and APB 28-1 affects disclosures and therefore the implementation did not impact the Company’s results of operations or financial position.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement was effective for the Company in the second quarter of 2009 and will only affect the Company’s financial statements if an event occurs subsequent to the balance sheet date that would require adjustment to the financial statements or disclosure. The Company evaluated events and transactions through the date of this report, which is the date its consolidated financial statements dated June 30, 2009, were filed with the SEC.
(3)	Investments
     The amortized costs, gross unrealized gains and losses and fair value for debt securities available-for-sale at June 30, 2009, by contractual maturity, is shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Years to Maturity	Cost	Gains	Losses	Value
Within one year	$—	$—	$—	$—
One to five years	1,020,384	25,446	1,400	1,044,430
Five to ten years	2,331,055	5,552	207,677	2,128,930
Over ten years	4,628,260	37,123	173,450	4,491,933

Total	$7,979,699	$68,121	$382,527	$7,665,293

     The amortized costs, gross unrealized gains and losses and fair value for debt securities held to maturity at June 30, 2009, by contractual maturity, is shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Years to Maturity	Cost	Gains	Losses	Value
Over ten years	$1,015,374	$3,963,144	$—	$4,978,518

Total	$1,015,374	$3,963,144	$—	$4,978,518

     The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at June 30, 2009 and December 31, 2008, by security type, is shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type — June 30, 2009	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,710,343	$14,189	$34,154	$2,690,378
Obligations of states and political subdivisions	2,739,722	—	134,111	2,605,611
Public utilities	468,562	28,486	—	497,048
Corporate debt securities	2,061,072	25,446	214,262	1,872,256
Marketable equity securities	1,967,831	62,993	389,422	1,641,402

Total	$9,947,530	$131,114	$771,949	$9,306,695

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type — December 31, 2008	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,923,748	$63,432	$32	$2,987,148
Obligations of states and political subdivisions	2,741,027	—	289,200	2,451,827
Public utilities	468,846	—	12,952	455,894
Corporate debt securities	2,533,188	1,890	235,375	2,299,703
Marketable equity securities	2,407,093	26,870	657,292	1,776,671

Total	$11,073,902	$92,192	$1,194,851	$9,971,243

     The amortized cost, fair value and gross unrealized gains or losses of securities held to maturity at June 30, 2009, by security type, is shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type — June 30, 2009	Cost	Gains	Losses	Value
Corporate debt securities	$1,015,374	$3,963,144	$—	$4,978,518

Total	$1,015,374	$3,963,144	$—	$4,978,518

     As of June 30, 2009, the Company has determined that all of the unrealized losses in the tables above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. There are some securities with unrealized losses of greater than 10% of book value.
     The carrying amounts of individual assets are reviewed at each balance sheet date to assess whether the fair values have declined below the carrying amounts. The Company considers internal and external information, such as credit ratings in concluding that the impairments are not other than temporary.
     The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2009 and December 31, 2008.

	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Market	Unrealized	Market
	Losses	Fair Value	Losses	Fair Value
June 30, 2009:
U.S. Treasury and government agencies	$34,154	$1,926,238	$—	$—
Obligations of state and political entities	—	—	134,111	2,605,611
Public Utilities	—	—	—	—
Corporate debt securities	—	—	214,262	1,338,067
Equity Securities	136,126	233,092	253,296	977,285

	$170,280	$2,159,330	$601,669	$4,920,963

December 31, 2008:
U.S. Treasury and government agencies	$32	$499,375	$—	$—
Obligations of state and political entities	—	—	289,200	2,451,827
Public Utilities	12,952	455,894	—	—
Corporate debt securities	117,966	1,417,330	117,409	422,818
Equity Securities	426,646	1,104,712	230,646	298,142

	$557,596	$3,477,311	$637,255	$3,172,786

     The total proceeds received on investments amounted to $3,568,437 and $4,221,268 for the year 2009 and 2008, respectively. The company had realized gains and losses of $94,509 and $420,210 during 2009 and $72,218 and $128,290 for the same period last year.

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
     A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	June 30, 2009	December 31, 2008
Case basis	$6,193,381	$4,561,487
IBNR	7,232,469	8,272,281

Total	$13,425,850	$12,833,768

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
The impact of reinsurance on the statements of operations for the period ended June 30, 2009 and 2008 was as follows:

	Three Months		Six Months
	Ended June 30th,		Ended June 30th,
	2009	2008	2009	2008
Premiums written:
Direct	$23,955,585	$21,179,517	$57,415,297	$48,476,632
Assumed	97,272	272,170	237,529	691,233
Ceded	(16,150,666)	(14,781,936)	(38,919,363)	(34,041,341)

Net	$7,902,191	$6,669,751	$18,733,463	$15,126,524

Premiums earned:
Direct	$26,443,066	$22,553,217	$51,216,840	$43,766,694
Assumed	147,773	379,714	332,801	809,366
Ceded	(17,866,502)	(15,672,494)	(34,537,793)	(30,365,604)

Net	$8,724,337	$7,260,437	$17,011,848	$14,210,456

Losses and loss adjustment expenses incurred:
Direct	$21,095,373	$17,780,633	$40,581,410	$35,361,399
Assumed	177,627	294,077	376,965	694,181
Ceded	(14,960,786)	(12,540,838)	(28,886,170)	(24,921,429)

Net	$6,312,214	$5,533,872	$12,072,205	$11,134,151

The impact of reinsurance on the balance sheets is as follows:

	June 30, 2009	December 31, 2008
Unpaid losses and loss adjustment expense:
Direct	$44,456,596	$42,353,968
Assumed	228,463	226,731
Ceded	(31,259,209)	(29,746,931)

	$13,425,850	$12,833,768

Unearned premiums:
Direct	$38,888,169	$32,689,711
Assumed	122,731	218,003
Ceded	(27,297,721)	(22,916,150)

Net	$11,713,179	$9,991,564

The Company received $4,157,987 and $10,016,687 in commissions on premiums ceded during the three-month and six-month periods ended June 30, 2009, respectively. Had all of the Company’s reinsurance agreements been cancelled at June 30, 2009, the Company would have returned $6,998,591 in reinsurance commissions to its reinsurers and its reinsurers would have returned $27,297,721 in unearned premiums to the Company.
(6) Income Taxes
The provision for federal and state income taxes for the period ended June 30, 2009 and 2008 were as follows:

	Three Months		Six Months
	Ended June 30th,		Ended June 30th,
	2009	2008	2009	2008
Current	$(280,431)	$(107,036)	$112,729	$73,224
Deferred	436,842	6,354	573,129	45,620

Total provision for income taxes	$156,411	$(100,682)	$685,858	$118,844

(7) Capital Stock
Common Stock
During the first six months of 2009 and 2008, the Company issued 190,476 and 120,000 shares of common stock, $.01 par value to its board of directors, respectively.
Stock-Based Compensation
The weighted-average grant date fair value of options granted during the six month ended June 30, 2009 and June 30, 2008, using the Black-Scholes-Merton option-pricing model, was $0.2324 and $0.4499, respectively. There were no options exercised during the six-month period ended June 30, 2009 and 2008.
Total compensation cost for share-based payment arrangements recognized for the three-month and six-month periods ended June 30, 2009 was $88,281 and $167,176 respectively. Total compensation cost for share-based payment arrangements recognized for the three and six month periods ended June 30, 2008 was $20,518 and $41,819 respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	June 30, 2009	June 30, 2008
Weighted-average-grant-date fair value	$0.2324	$0.4499
Expected volatility	108% - 109%	110% - 111%
Weighted average volatility	108%	109%
Risk-free interest rate	2.47% - 3.52%	3.45% - 3.67%
Expected term (in years)	8.1	8.2
Forfeiture rate (per year)	6.7	8.8

A summary of all stock option activity during the six months ending June 30, 2009 and 2008, were as follows:

	June 30,		June 30,
	2009		2008
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price

January 1	6,230,008	$0.66	4,946,665	$0.80
Add (deduct):
Granted	392,190	$0.25	462,500	$0.55
Forfeited	(52,777)	$0.84	(109,040)	$0.82
Expired	—	—	(450,000)	$0.25
March 31	6,569,421	$0.64	4,850,125	$0.87
Add (deduct):
Granted	731,700	$0.29	—	—
Forfeited	(125,800)	$0.71	(18,500)	$0.83
Expired	—	—	(50,000)	$0.23
June 30	7,175,321	$0.60	4,781,625	$0.83

Exercisable, June 30	2,539,129	$0.74	1,302,320	$0.78
(8) Commitments and Contingencies
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
Minimum amounts due under the Company’s noncancelable commitments at June 30, 2009 are as follows:

	Long-Term Debt	Operating Lease
Payments due by period	Obligations	Obligations	Total

Less than 1 year	$526,989	$819,136	$1,346,125
1-3 years	769,723	2,932,549	3,702,272
4-5 years	—	1,864,526	1,864,526
More than 5 years	4,978,518	1,240,552	6,219,070

Total	$6,275,230	$6,856,763	$13,131,993

Defined Contribution Plan
The Company’s associates participate in the AssuranceAmerica Corporation 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2008, the Company elected to match 33% of employee contributions up to 6% of gross earnings. Matching contributions during the first six months of 2009 and 2008 were $50,880 and $51,464, respectively. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(9) Earnings (Loss) Per Share
Basic and diluted earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net earnings (loss) per share for the periods ended June 30, 2009 and 2008, because their inclusion would be anti-dilutive, are as follows:

	Three Months		Six Months
	Ended June 30th,		Ended June 30th,
	2009	2008	2009	2008
Stock options	5,058,887	4,660,125	5,058,887	4,660,125

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the periods ended June 30, 2009 and 2008 are as follows:

	Net	Average Shares	Per Share
	Income (Loss)	Outstanding	Amount
For the three months ended June 30, 2009:
Net income — basic	$181,732	65,144,357	$0.003

Effect of dilutive stock warrants and options	—	276,927

Net income — diluted	$181,732	65,421,284	$0.003

For the three months ended June 30, 2008:
Net income — basic	$(148,257)	64,919,815	$(0.002)

Effect of dilutive stock warrants and options	—	—

Net income — diluted	$(148,257)	64,919,815	$(0.002)

For the six months ended June 30, 2009:
Net income — basic	$998,710	65,096,300	$0.015

Effect of dilutive stock warrants and options	—	78,557

Net income — diluted	$998,710	65,174,857	$0.015

For the six months ended June 30, 2008:
Net income — basic	$233,067	64,900,694	$0.004

Effect of dilutive stock warrants and options	—	81,753

Net income — diluted	$233,067	64,982,447	$0.004

(10) Supplemental Cash Flow Information

	2009	2008
Cash paid during the six months ended June 30:
Interest	$252,690	$414,937
Income taxes	$5,590	$1,500
The Company recorded net unrealized gains on investment securities in the amount of $288,639 and unrealized losses of $363,301, net of taxes, for the six-month period ended June 30, 2009 and 2008, respectively.
On January 16, 2008 the Company purchased the assets of Alabama One Stop, LLC for cash of $5,200.
On March 1, 2009 the Company purchased the assets of First Choice Insurance, LLC for cash of $28,800 and as part of the purchase agreement the Company issued a note payable in the amount of $115,200.
The following table illustrates the composition of acquisitions for the six months ended June 30, 2009 and 2008:

	2009	2008
Fair value of assets acquired, including identifiable intangibles	$80,000	$—
Goodwill	64,000	5,200
Cash paid to sellers	(28,800)	(5,200)

Note Payable to seller	$115,200	$—

(11) Fair Value Disclosures
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
The following table illustrates the fair value measurements as of June 30, 2009:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Description:
Cash and cash equivalents	$6,212,830	$—	$—
Short-term investments	653,085	—	—
Held to maturity securities	—	—	4,978,518
Available for sale securities	2,690,378	4,974,915	—
Marketable equity securities	1,641,402	—	—

Total	$11,197,695	$4,974,915	$4,978,518

(12) Subsequent Events
The Company performed an evaluation of subsequent events through August 15, 2009, the date upon which the Company’s quarterly report on Form 10-Q was filed with the Securities and Exchange Commission. On July 17, 2009, the Company entered into an agreement with Wachovia Bank for a $1.5 million revolving line of credit which expires July 16, 2010, unless earlier terminated according to the terms. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay Insurance Agencies, LLC and AssuranceAmerica Managing General Agency LLC, and is guaranteed by the same entities. In addition, TrustWay Insurance Agencies, LLC pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor. The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. The interest rate is 3.00% plus 90-day LIBOR due and payable monthly commencing on September 1, 2009. Currently there are no borrowings outstanding under the credit agreement.
(13) Segment Reporting
The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Arizona, Florida, Louisiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 2,100 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurer’s that retain the non-standard automobile insurance policies produced by MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 41 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.
The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

SECOND QUARTER 2009
Revenues
External customer	$6,158	$1,378	$8,869	$—	$—	$16,405
Intersegment	1,650	618	787	711	(3,766)	—
Income
Segment pretax income (loss)	534	(771)	640	(65)	—	338

Assets
Segment assets	15,642	12,485	127,872	21,126	(33,632)	143,493
SECOND QUARTER 2008
Revenues
External customer	$6,375	$1,703	$7,462	$—	$—	$15,540
Intersegment	1,562	534	822	699	(3,617)	—
Income
Segment pretax income (loss)	1,872	(1,628)	(483)	(10)	—	(249)
Assets
Segment assets	10,849	4,699	117,917	27,066	(24,265)	136,266

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST SIX MONTHS 2009
Revenues
External customer	$13,900	$3,172	$17,107	$—	$—	$34,179
Intersegment	4,013	1,598	1,893	1,422	(8,926)	—
Income
Segment pretax income (loss)	1,497	(748)	1,041	(105)	—	1,685
Assets
Segment assets	15,642	12,485	127,872	21,126	(33,632)	143,493

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST SIX MONTHS 2008
Revenues
External customer	$14,060	$3,591	$14,652	$—	$—	$32,303
Intersegment	3,545	1,765	1,614	1,398	(8,322)	—
Income
Segment pretax income (loss)	2,192	(2,077)	225	12	—	352
Assets
Segment assets	10,849	4,699	117,917	27,066	(24,265)	136,266
(14) New Accounting Standards Pending
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This statement will be effective for the Company beginning January 1, 2010. The Company is in the process of determining the impact, if any, on its consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement will be effective for the Company in the third quarter of 2009. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in Codification. FASB Statement No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. The implementation of SFAS 168 is not expected to have an impact on the Company’s financial statements; however, references to existing accounting literature in the footnotes to the financial statements will be changed to reference sections of the Codification.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition
     Investments and cash as of June 30, 2009, decreased $1.7 million to $17.3 million from investments and cash of $19.1 million as of December 31, 2008. The decrease was due to $1.2 million in cash used for operating activities, $0.4 million in net purchases of investments and $0.5 million in principal payments on notes payable. The Company’s investments of $10.5 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are made in accordance with the Company’s Investment Policy. The objectives of the Investment Policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of June 30, 2009, increased $5.7 million to $36.9 million compared to December 31, 2008. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first six months of 2009. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.
     Reinsurance recoverable as of June 30, 2009, increased $4.0 million to $43.0 million compared to December 31, 2008. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of premiums and losses. The $40.4 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of June 30, 2009, increased $4.4 million to $27.3 million compared to December 31, 2008. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.

     Deferred acquisition costs as of June 30, 2009 increased $0.3 million to $2.6 million compared to December 31, 2008. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Intangible assets as of June 30, 2009, decreased $0.1 million to $7.7 million from the balance of $7.8 million as of December 31, 2008. This decrease is directly related to the amortization of acquired assets.
     Accounts payable and accrued expenses as of June 30, 2009 decreased $0.4 million from December 31, 2008 to $7.2 million. The decrease is due to $0.8 million of payments made to carriers, offset by $.0.4 million increase in the liability for premium taxes.
     Unearned premium as of June 30, 2009 increased $6.1 million to $39.0 million from December 31, 2008, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first six months of 2009.
     Unpaid losses and loss adjustment expenses increased $2.1 million to $44.7 million as of June 30, 2009 from $42.6 million at December 31, 2008. This amount represents management’s estimates of future amounts needed to pay claims and related expenses and the decrease correlates with the company’s claims strategy to pay claims quicker and thereby reduce anticipated future losses.
     Reinsurance payable as of June 30, 2009 increased $2.3 million to $28.8 million, compared to the balance at December 31, 2008. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of both premiums and losses. The increase is directly attributable to the increase in AAIC’s premium writings during the first six months of 2009.
     Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. This balance as of June 30, 2009 increased $0.6 million to $4.0 million, compared to the balance at December 31, 2009. The increase is related to higher premium volume produced during the second quarter of 2009.
Liquidity and Capital Resources
     Net cash used by operating activities for the six months ended June 30, 2009 was $1.2 million compared to net cash provided by operating activities of $1.0 million for the same period of 2008.
     Investing activities for the six months ended June 30, 2009 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.2 million for our retail stores and new technology and $0.2 million in net sales of investments in compliance with various Departments of Insurance requirements for issuance of Certificates of Authority and general investment policies of the Company.
     Financing activities for the six months ended June 30, 2009 consisted of debt repayments for the six months ended June 30, 2009 and 2008 of $0.5 million, compared to $2.2 million during the same period in 2008.
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
     On July 17, 2009, the Company entered into an agreement with Wachovia Bank for a $1.5 million revolving line of credit which expires July 16, 2010, unless earlier terminated according to the terms. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay Insurance Agencies, LLC and AssuranceAmerica Managing General Agency LLC, and is guaranteed by the same entities. In addition, TrustWay Insurance Agencies, LLC pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor. The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. The interest rate is 3.00% plus 90-day LIBOR due and payable monthly commencing on September 1, 2009. Currently there are no borrowings outstanding under the credit agreement (See note 11).
     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum capital and surplus of $3.0 million. As of June 30, 2009, AAIC’s statutory capital and surplus was $11.4 million.
Results of Operations
     The Company reported a net gain of $0.2 million and a net gain of $1.0 million for the three-month and six-month periods ended June 30, 2009 compared to a net loss of $0.2 million and a net gain of $0.2 million for the three-month and six-month periods ended June 30, 2008. The Company reported basic earnings per common share of $0.003 and $0.015 for the three-month and six-month periods ended June 30, 2009 compared to a net loss of $0.002 and a net gain of $0.015 for the three-month and six-month periods ended June 30, 2008. Fully diluted earnings per common share was $0.003 and $0.015 for the three-month and six-month period ended June 30, 2009 compared to a net loss of $0.002 and a net gain of $0.004 for the three-month and six-month periods ended June 30, 2008.
Revenues
Premiums
     Gross premiums written for the three-month and six-month periods ended June 30, 2009 were $24.1 million and $57.7 million, respectively. In the comparable period for 2008, AAIC recorded $21.5 million and $49.2 million, respectively, in gross premiums written. 2009 gross premiums written includes insurance premiums written directly by AAIC, or “direct premiums written,” of $23.9 million and $57.4 million in the respective three-month and six-month periods, plus $0.1 and $0.2 million, in the respective three-month and six-month periods, of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to a reinsurance contract, referred to as “assumed premiums written.” 2008 gross premiums written includes direct premiums written of $21.2 million and $48.5 million in the respective three-month and six-month periods, plus $0.3 million and $0.7 million, in the respective three-month and six-month periods, of assumed premiums written. The majority of our growth occurred in Florida and Arizona, where AAIC began writing policies in Arizona in the first quarter of 2008 as well as increased concentration and price reductions within the Florida market. Entry into Arizona represented $2.3 million of the increase during 2009 over the comparable 2008 period. As of June 30, 2009 the soft market and economic factors continues to put pressure on our writings in Georgia. The decline in Georgia premium for the six months ended June 30, 2009 was $2.7 million or 15% from the 2008 comparable period. Policies inforce increased 12% from December 31, 2008 to June 30, 2009. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the six months ended June 30, 2009, was $38.9 million.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $8.7 million and $17.0 million for the three-month and six-month periods ended June 30, 2009 and compares to $7.3 million and $14.2 million, respectively, for the three-month and six-month periods ended June 30, 2008.

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
     Commission income, as a result of business produced in both TrustWay and MGA, was flat for the three-month period and increased 3% for the six-month period ended June 30, 2009, respectively, compared to the same periods ended June 30, 2008. Total commission income earned by TrustWay from the production of AAIC for the three-month and six-month periods ended June 30, 2009 totaled $0.6 million and $1.6 million, respectively and this amount is eliminated from total commission income (revenue) and commission expense. AAIC pays MGA commission on the 30% of premium which AAIC retains. This amount is subsequently eliminated upon consolidation. The amount eliminated was $1.6 million and $4.0 million, respectively, for the three-month and six-month periods ended June 30, 2009.
     Managing general agent fees for the three-month and six-month periods ended June 30, 2009 were $2.4 million and $5.2 million, respectively, a decrease of $0.5 million and $0.9 million, when compared to the same periods of 2008. The decrease primarily relates to policy fees, which are classified as premium for 2009.
     Other fee income was flat and decreased $0.1 million for the three-month and six-month periods ended June 30, 2009 from the comparable periods of 2008. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes less agency bill policies, the fee income will decline slightly.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income increased $8,000 and decreased $47,000 for the three-month and six-month periods ended June 30, 2009 from $0.1 million and $0.3 million in the comparable 2008 periods. This is primarily a result of a decrease in average invested assets.
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
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three- and six-month periods ended June 30, 2009, was $14.9 million and $28.9 million, respectively.
     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $6.3 million and $12.1 million for the three-month and six-month periods ended June 30, 2009. As a percentage of earned premiums, this amount increased for the three-month period ended June 30, 2009, from 76.2% to 72.4%, when compared with the same period in 2008. As a percentage of earned premiums, this amount decreased for the six-month period ended June 30, 2009, from 78.4% to 71.0%, when compared with the same period in 2009. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The decrease in the year-over-year loss ratio is in part due to policy fees, which are now included in premiums.
Other Expenses
     Other operating expenses, including selling and general and administrative decreased $0.5 million and $0.3 million for the three-month and six-month periods ended June 30, 2009 when compared to the same periods of 2008. As a percentage of revenue, selling and general and administrative expenses for the three-month period ended June 30, 2009 increased from 62.6% to 56.4% when compared to the 2008 period. As a percentage of revenue, selling and general and administrative expenses for the six month period ended June 30, 2009 decreased from 61.1% to 56.8% when compared to the 2008 period. The decrease in selling expenses is primarily attributable to a reduction in staffing costs within the retail agencies compared to the 2008 period.
Income Tax Expense
     The provision for income taxes for the three-month and six-month periods ended June 30, 2009, consists of federal and state income taxes at the Company’s effective tax rate. The Company had a tax expense of $0.2 million and $0.7 million for the three-month and six-month periods ended June 30, 2009, representing an effective tax rate of 46.2% and 40.7%, respectively. This tax expense compares with a tax benefit of $.01 million and a tax expense of $0.1 million for the comparable 2008 periods, which was an effective tax rate of 40.3% and 33.6%, respectively.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of June 30, 2009, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows. Only our President, Joseph Skruck, have employment agreements with us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued

ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows.
Our debt service obligations could impede our operations, flexibility and financial performance.
     Our level of debt could affect our financial performance. As of June 30, 2009, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $6.3 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.
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
     Our results of operations depend in part on the performance of our invested assets. As of June 30, 2009, 84% of our investment portfolio was invested in fixed maturity securities with the remainder in equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.
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
     For the six months ended June 30, 2009, we generated approximately 65% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On April 30, 2009 our annual meeting of stockholders was held in our Atlanta, Georgia offices. A total of 58,606,481 of our shares of common stock were present or represented by proxy at the annual meeting. This represented approximately 89.97% of our shares outstanding on the record date. One proposal was voted upon at our annual meeting and was approved. Each of Guy W. Millner, Donald Ratajczak, Quill O. Healey, John E. Cay III, Kaaren Street and Sam Zamarripa was re-elected as a director, each to serve until our next annual meeting of stockholders and until his or her successor is duly elected and qualified. The second proposal was to increase the number of shares available under the Company’s 2000 Stock Option Plan.
     The table set forth below states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each of the proposals voted upon at our annual meeting of stockholders.

					Broker Non-
Description of Matter	For	Against	Withheld	Abstentions	Votes
1. Election of Directors:	58,597,832	n/a	8,649	n/a	n/a

2. Amendment to Stock Option Plan:	55,186,461	109,800	55,580	n/a	n/a

ITEM 6. EXHIBITS
     (a) Exhibits.

10.1	On July 17, 2009, AssuranceAmerica Corporation (the “Company”) entered into a Loan Agreement with Wachovia Bank, National Association, providing for a $1.5 million revolving credit facility, which matures on July 16, 2010.

10.2	The Company entered into a Revolving Loan Note Agreement related to the Loan Agreement as described in 10.1 above.

10.3	The Company entered into a Pledge Agreement related to the Loan Agreement described in 10.1 above.

10.4	AssuranceAmerica Managing General Agency, LLC, entered into a Guaranty Agreement related to the Loan Agreement described in 10.1 above.

10.5	TrustWay T.E.A.M., Inc. entered into a Guaranty Agreement related to the Loan Agreement described in 10.1 above.

10.6	TrustWay Insurance Agencies, LLC., entered into a Guaranty Agreement related to the Loan Agreement described in 10.1 above.

10.7	TrustWay Insurance Agencies, LLC., entered into a Pledge Agreement related to the Loan Agreement described in 10.1 above

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	ASSURANCEAMERICA CORPORATION
	By:	/s/ Guy Millner
Guy Millner
Chief Executive Officer

Date: August 14, 2009	/s/ Gregory D. Woods
Gregory D. Woods
Acting Chief Financial Officer