Form 10-Q
period 2009-09-30
ASSURANCEAMERICA CORP
filed 2009-11-13
CIK 8497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
There were 65,144,357 shares of the Registrant’s $.01 par value Common Stock outstanding as of November 9, 2009.

ASSURANCEAMERICA CORPORATION
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ASSURANCEAMERICA CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	Unaudited	Audited
Assets
Cash and cash equivalents	$5,820,847	$8,287,149
Short-term investments	653,287	652,480
Long-term investments, available for sale at fair value	6,923,511	8,194,572
Long-term investments, held to maturity at amortized cost (fair value $4,980,184)	1,015,374	—
Marketable equity securities	1,811,284	1,776,671
Other securities	155,000	155,000
Investment income due and accrued	211,300	96,186
Receivable from insureds	38,759,388	31,162,658
Reinsurance recoverable (including $9,391,237 and $9,240,200 on paid losses)	40,748,493	38,987,131
Prepaid reinsurance premiums	27,720,615	22,916,150
Deferred acquisition costs	2,682,620	2,321,517
Property and equipment (net of accumulated depreciation of $4,200,505 and $3,595,679)	2,150,922	2,530,352
Other receivables	3,208,746	1,655,375
Prepaid expenses	615,889	608,861
Intangibles (net of accumulated amortization of $2,956,001 and $2,665,727)	7,605,810	7,780,959
Security deposits	108,973	105,060
Prepaid income tax	—	238,443
Deferred tax assets	2,784,213	3,699,994
Other assets	338,763	348,472

Total assets	$143,315,035	$131,517,030

Liabilities and stockholders’ equity
Accounts payable and accrued expenses	$9,821,537	$7,571,998
Unearned premium	39,573,542	32,907,714
Unpaid losses and loss adjustment expenses	44,514,540	42,580,699
Reinsurance payable	25,903,693	26,416,490
Provisional commission reserve	3,228,614	3,361,045
Notes payable, related party	1,030,392	1,720,108
Income taxes payable	71,460	—
Junior subordinated debentures payable	4,980,184	4,975,185

Total liabilities	129,123,962	119,533,239

Stockholders’ equity
Common stock, .01 par value (authorized 120,000,000, outstanding 65,144,357 and 64,953,881)	651,443	649,538
Surplus-paid in	17,281,417	16,911,635
Accumulated deficit	(3,655,008)	(4,888,220)
Accumulated other comprehensive income:
Net unrealized losses on investment securities, net of taxes	(86,779)	(689,162)

Total stockholders’ equity	14,191,073	11,983,791

Total liabilities and stockholders’ equity	$143,315,035	$131,517,030

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenue:
Gross premiums written	$27,080,533	$22,168,416	$84,733,359	$71,336,281
Gross premiums ceded	(18,123,071)	(15,263,051)	(57,042,434)	(49,304,392)

Net premiums written	8,957,462	6,905,365	27,690,925	22,031,889
(Increase) decrease in unearned premiums, net of prepaid reinsurance premiums	(139,747)	473,519	(1,861,362)	(442,549)

Net premiums earned	8,817,715	7,378,884	25,829,563	21,589,340
Commission income	5,366,796	5,117,743	17,125,276	16,501,325
Managing general agent fees	2,603,629	2,962,309	7,812,300	9,080,139
Net investment income	179,768	159,597	522,891	549,410
Net investment gains (losses) on securities	5,511	(92,312)	(320,190)	(149,035)
Other fee income	77,091	112,680	259,708	370,298

Total revenue	17,050,510	15,638,901	51,229,548	47,941,477
Expenses:
Losses and loss adjustment expenses	6,214,195	6,360,258	18,286,400	17,494,409
Selling, general and administrative expenses	9,926,900	9,713,440	29,335,305	29,434,351
Stock option expense	84,510	527	251,686	42,346
Depreciation and amortization expense	301,106	325,933	895,100	964,781
Interest expense	102,005	154,074	354,695	569,010

Total operating expenses	16,628,716	16,554,232	49,123,186	48,504,897

Income (loss) before provision for income tax expense	421,794	(915,331)	2,106,362	(563,420)
Income tax provision expense (benefit)	187,292	(296,845)	873,150	(178,001)

Net income (loss)	$234,502	$(618,486)	$1,233,212	$(385,419)

Earnings (loss) per common share
Basic	$0.004	$(0.009)	$0.019	$(0.006)
Diluted	$0.004	$(0.009)	$0.019	$(0.006)
Weighted average shares outstanding-basic	65,144,357	64,941,381	65,112,495	64,911,655
Weighted average shares outstanding-diluted	65,495,170	64,941,381	65,261,331	64,911,655
See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$234,502	$(618,486)	$1,233,212	$(385,419)

Other comprehensive income (loss):
Change in unrealized gains (losses) of investments arising during the period	507,501	(568,256)	643,623	(1,206,261)
Reclassification adjustment for realized losses (gains) recognized during the year	(5,511)	92,312	320,190	149,035

Net change in unrealized (losses) gains	501,990	(475,944)	963,813	(1,057,226)
Deferred tax (loss) benefit on above changes	(188,246)	178,479	(361,430)	396,460

Other comprehensive gains (losses)	313,744	(297,465)	602,383	(660,766)

Comprehensive income (loss)	$548,246	$(915,951)	$1,835,595	$(1,046,185)

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION
(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,233,212	$(385,419)
Adjustments to reconcile net income to net cash used by operating activities:
Net investment losses on securities	320,190	149,035
Depreciation and amortization	900,009	964,781
Stock-based compensation — options	251,686	42,348
Stock-based compensation — director fees	120,000	81,500
Deferred tax provision	554,352	38,464
Changes in assets and liabilities:
Investment income due and accrued	(115,114)	25,262
Receivables	(9,150,101)	(3,731,831)
Prepaid expenses and other assets	(1,232)	(216,067)
Unearned premiums	6,665,828	3,112,023
Unpaid loss and loss adjustment expenses	1,933,841	4,808,095
Ceded reinsurance payable	(512,797)	5,020,675
Reinsurance recoverable	(1,761,362)	(11,847,753)
Prepaid reinsurance premiums	(4,804,465)	(2,669,473)
Accounts payable and accrued expenses	2,249,539	2,023,919
Prepaid income taxes / income taxes payable	309,903	(331,272)
Deferred acquisition costs	(361,103)	(301,283)
Provisional commission reserve	(132,431)	8,286

Net used provided by operating activities	(2,300,045)	(3,208,710)

Cash flows from investing activities, net of effect of agency acquisition:
Purchases of property and equipment, net	(225,396)	(998,615)
Proceeds from sales, call and maturities of investments	5,232,127	10,570,879
Purchases of investments	(4,363,872)	(4,734,320)
Cash received on sale of book of business	30,000	—
Cash paid for acquisition of agencies	(34,200)	(55,200)

Net cash provided by investing activities	638,659	4,782,744

Cash flows from financing activities, net of effect of agency acquisition:
Repayments of notes payable	(804,916)	(2,480,559)

Net cash used by financing activities:	(804,916)	(2,480,559)

Net decrease in cash and cash equivalents	(2,466,302)	(906,525)
Cash and cash equivalents, beginning of period	8,287,149	5,511,842

Cash and cash equivalents, end of period	$5,820,847	$4,605,317

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009 and 2008
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

New Accounting Standards Adopted

Effective April 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) 320-10-65-1, which provides recognition guidance for debt securities classified as available-for-sale and held-to-maturity and subject to other-than-temporary impairment (“OTTI”) guidance. If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI. This standard defines the situations under which an OTTI should be considered to have occurred. When an entity intends to sell the security or more likely than not it will be required to sell the security before recovery of its amortized cost basis, an OTTI is recognized in earnings. When the entity does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security, the entity must consider a number of factors and use its best estimate of the present value of cash flows expected to be collected from the debt security in order to determine whether a credit loss exists, and the period over which the debt security is expected to recover. The amount of total OTTI related to the credit loss shall be recognized in earnings while the amount of the total OTTI related to other factors shall be recognized in other comprehensive income. Both the statement of operations and the statement of accumulated other comprehensive income are required to display the OTTI related to credit losses and the OTTI related to other factors on the face of each statement.

This standard expands the disclosure requirements for both debt and equity securities and requires a more detailed, risk-oriented breakdown of security types and related information, and requires the annual disclosures to be made for interim periods. In addition, new disclosures are required to help users of financial statements understand the significant inputs used in determining a credit loss as well as a rollforward of that amount each period. This standard was effective for interim periods ending after September 15, 2009 with early adoption permitted in conjunction with the early adoption of the related new standard. The disclosures are not required for earlier periods presented for comparative purposes. This standard shall be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. The adoption of this standard did not have an impact on the results of operations or financial position of the Company.

Also effective April 1, 2009, the Company adopted ASC 820-10-65-4, which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. Guidance on identifying circumstances that indicate a transaction is not orderly is also provided. If it is concluded that there has been a significant decrease in the volume and level of market activity for an asset or liability in relation to normal market activity for an asset or liability, transactions or quoted prices may not be determinative of fair value, and further analysis of the transactions or quoted prices may be needed. A significant adjustment to the transactions or quoted prices may be necessary to estimate fair value which may be determined based on the point within a range of fair value estimates that is most representative of fair value under the current market conditions. Determination of whether the transaction is orderly is based on the weight of the evidence. The disclosure requirements are increased since disclosures of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs during the reporting period are required and this standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption. This standard was effective for interim periods ending after September 15, 2009 with early adoption permitted but only in conjunction with the early adoption of this related new standard. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate and disclosed, along with a quantification of the total effect of the change in valuation technique and related inputs, if practicable, by major category. The adoption of the provisions of this standard did not have an impact on the results of operations or financial position of the Company.

Effective April 1, 2009, the Company adopted ASC 825-10-65-1, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and requires those disclosures in summarized financial information at interim reporting periods was effective for interim periods ending after June 15, 2009. The disclosures are not required for earlier periods presented for comparative purposes and earlier adoption is permitted in conjunction with the early adoption of this standard affects disclosures and therefore the implementation did not impact the Company’s results of operations or financial position.

(3)	Investments
The amortized costs, gross unrealized gains and losses and fair value for debt securities available-for-sale at September 30, 2009, by contractual maturity, are shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Years to Maturity	Cost	Gains	Losses	Value
Within one year	$—	$—	$—	$—
One to five years	1,017,947	40,038	—	1,057,985
Five to ten years	2,328,093	8,493	190,562	2,146,024
Over ten years	3,658,463	75,295	14,256	3,719,502

Total	$7,004,503	$123,826	$204,818	$6,923,511

The amortized costs, gross unrealized gains and losses and fair value for debt securities held to maturity at September 30, 2009, by contractual maturity, are shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Years to Maturity	Cost	Gains	Losses	Value
Over ten years	$1,015,374	$3,964,810	$—	$4,980,184

Total	$1,015,374	$3,964,810	$—	$4,980,184

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at September 30, 2009 and December 31, 2008, by security type, are shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type — September 30, 2009	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,706,633	$15,501	$6,867	$2,715,267
Obligations of states and political subdivisions	2,739,029	68,287	11,736	2,795,580
Corporate debt securities	1,558,841	40,038	186,215	1,412,664
Marketable equity securities	1,869,138	121,410	179,264	1,811,284

Total	$8,873,641	$245,236	$384,082	$8,734,795

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type — December 31, 2008	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,923,748	$63,432	$32	$2,987,148
Obligations of states and political subdivisions	2,741,027	—	289,200	2,451,827
Public utilities	468,846	—	12,952	455,894
Corporate debt securities	2,533,188	1,890	235,375	2,299,703
Marketable equity securities	2,407,093	26,870	657,292	1,776,671

Total	$11,073,902	$92,192	$1,194,851	$9,971,243

The amortized cost, fair value and gross unrealized gains or losses of securities held to maturity at September 30, 2009, by security type, are shown below:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type — September 30, 2009	Cost	Gains	Losses	Value
Corporate debt securities	$1,015,374	$3,964,810	$—	$4,980,184

Total	$1,015,374	$3,964,810	$—	$4,980,184

As of September 30, 2009, the Company has determined that all of the unrealized losses in the tables above were temporary. There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value.
The carrying amounts of individual assets are reviewed at each balance sheet date to assess whether the fair values have declined below the carrying amounts. The Company considers both internal and external information, such as credit ratings in concluding that the impairments are not other than temporary.
The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008.

	Less Than Twelve Months		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Market	Unrealized	Market
	Losses	Fair Value	Losses	Fair Value
September 30, 2009:
U.S. Treasury and government agencies	$6,867	$1,378,326	$—	$—
Obligations of state and political entities	—	—	11,736	486,845
Corporate debt securities	—	—	186,215	354,679
Marketable equity securities	3,095	143,547	176,169	742,960

	$9,962	$1,521,873	$374,120	$1,584,484

December 31, 2008:
U.S. Treasury and government agencies	$32	$499,375	$—	$—
Obligations of state and political entities	—	—	289,200	2,451,827
Public Utilities	12,952	455,894	—	—
Corporate debt securities	117,966	1,417,330	117,409	422,818
Marketable equity securities	426,646	1,104,712	230,646	298,142

	$557,596	$3,477,311	$637,255	$3,172,786

The total proceeds received on investments amounted to $5,232,127 and $10,570,879 for the year 2009 and 2008, respectively. The company had realized gains of $94,509 and realized losses of $414,699 during 2009 and realized gains of $135,393 and realized losses $284,428 for the same period last year.
(4)	Losses and Loss Adjustment Expenses

The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates for losses for claims reported prior to the balance sheet dates (“case reserves”), estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported (“IBNR”) and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. In 2009, the Company changed its reserve strategy, by strengthening the case reserves when new features are open, thereby reducing the need for additional IBNR. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy.

The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations.
A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	September 30, 2009	December 31, 2008
Case basis	$6,488,382	$4,561,487
IBNR	6,668,902	8,272,281

Total	$13,157,284	$12,833,768

(5)	Reinsurance

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

The impact of reinsurance on the statements of operations for the period ended September 30, 2009 and 2008 was as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Premiums written:
Direct	$27,093,309	$21,948,630	$84,508,606	$70,425,262
Assumed	(12,776)	219,786	224,753	911,019
Ceded	(18,123,071)	(15,263,051)	(57,042,434)	(49,304,392)

Net	$8,957,462	$6,905,365	$27,690,925	$22,031,889

Premiums earned:
Direct	$26,433,330	$23,344,385	$77,650,170	$67,111,079
Assumed	84,560	303,812	417,361	1,113,178
Ceded	(17,700,175)	(16,269,313)	(52,237,968)	(46,634,917)

Net	$8,817,715	$7,378,884	$25,829,563	$21,589,340

Losses and loss adjustment expenses incurred:
Direct	$21,892,618	$20,868,196	$62,474,028	$56,229,573
Assumed	56,451	287,861	433,417	982,042
Ceded	(15,734,874)	(14,795,799)	(44,621,045)	(39,717,206)

Net	$6,214,195	$6,360,258	$18,286,400	$17,494,409

The impact of reinsurance on the balance sheets is as follows:

	September 30, 2009	December 31, 2008
Unpaid losses and loss adjustment expense:
Direct	$44,336,168	$42,353,968
Assumed	178,372	226,731
Ceded	(31,357,256)	(29,746,931)

	$13,157,284	$12,833,768

Unearned premiums:
Direct	$39,548,146	$32,689,711
Assumed	25,396	218,003
Ceded	(27,720,615)	(22,916,150)

Net	$11,852,927	$9,991,564

The Company received $3,248,759 and $13,265,446 in commissions on premiums ceded during the three-month and nine-month periods ended September 30, 2009, respectively. Had all of the Company’s reinsurance agreements been cancelled at September 30, 2009, the Company would have returned $7,106,295 in reinsurance commissions to its reinsurers and its reinsurers would have returned $27,720,615 in unearned premiums to the Company.

(6)	Income Taxes
The provision for federal and state income taxes for the period ended September 30, 2009 and 2008 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Current	$206,069	$(289,689)	$318,798	$(216,465)
Deferred	(18,777)	(7,156)	554,352	38,464

Income tax provision expense (benefit)	$187,292	$(296,845)	$873,150	$(178,001)

(7)	Capital Stock
Common Stock
During the first nine months of 2009 and 2008, the Company issued 190,476 and 120,000 shares of common stock, $.01 par value to its board of directors, respectively.
Stock-Based Compensation

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2009 and September 30, 2008, using the Black-Scholes-Merton option-pricing model, was $0.21823 and $0.4499, respectively. There were no options exercised during the nine-month period ended September 30, 2009 and 2008.

Total compensation cost for share-based payment arrangements recognized for the three-month and nine-month periods ended September 30, 2009 was $84,510 and $251,686 respectively. Total compensation cost for share-based payment arrangements recognized for the three and nine-month periods ended September 30, 2008 was $527 and $42,346 respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	September 30, 2009	September 30, 2008
Expected volatility	107%-109%	108%-110%
Weighted average volatility	107%	109%
Risk-free interest rate	2.47% -3.84%	3.45% -3.85%
Expected term (in years)	9.6	7.4
Forfeiture rate (per year)	6.6	8.6

A summary of all stock option activity during the nine months ending September 30, 2009 and 2008, were as follows:

	September 30, 2009		September 30, 2008
		Weighted		Weighted
	Number of	Average	Number of	Average
Options Outstanding	Shares	Exercise Price	Shares	Exercise Price
January 1	6,230,008	$0.66	4,946,665	$0.80

Add (deduct):
Granted	392,190	$0.25	462,500	$0.55
Exercised	—	—	—	—
Forfeited	(52,777)	$0.84	(109,040)	$0.82
Expired	—	—	—	—

March 31	6,569,421	$0.64	5,300,125	$0.75
Add (deduct):
Granted	731,700	$0.29	—	—
Exercised	—	—	—	—
Forfeited	(125,800)	$0.71	(18,500)	$0.83
Expired	—	—	—	—

June 30	7,175,321	$0.60	5,281,625	$0.75
Add (deduct):
Granted	896,000	$0.26	677,943	$0.50
Exercised	—	—	(50,000)	$0.25
Forfeited	(430,400)	$0.53	(651,060)	$0.78
Expired	—	—	—	—

September 30	7,640,921	$0.57	5,258,508	$0.83

Exercisable, September 30,	2,445,689	$0.72	1,810,900	$0.68

(8)	Commitments and Contingencies
Contractual Commitments

The Company leases office space for its corporate headquarters in Atlanta, Georgia. Effective October 1, 2009 the Company signed an amendment to extend it’s lease until 2019 under more favorable lease terms. The Company leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The Company also leases office equipment for use in its various locations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities. The Company has a software license agreement with terms greater than one year.

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
Minimum amounts due under the Company’s non-cancelable commitments at September 30, 2009 are as follows:

	Long-Term Debt	Operating Lease
Payments due by period	Obligations	Obligations	Total

Less than 1 year	$863,654	$367,471	$1,231,125
1-3 years	166,738	2,668,285	2,835,023
4-5 years	—	1,799,157	1,799,157
More than 5 years	4,980,184	3,573,212	8,553,396

Total	$6,010,576	$8,408,125	$14,418,701

On July 17, 2009, the Company entered into an agreement with Wachovia Bank for a $1.5 million revolving line of credit which expires July 16, 2010, unless terminated earlier according to the terms. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay Insurance Agencies, LLC and AssuranceAmerica Managing General Agency LLC, and is guaranteed by the same entities. In addition, TrustWay Insurance Agencies, LLC pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor. The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. The interest rate is 3.00% plus 90-day LIBOR due and payable monthly commencing on September 1, 2009. Currently there are no borrowings outstanding under the credit agreement.

Defined Contribution Plan

The Company’s associates participate in the AssuranceAmerica Corporation 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2008, the Company elected to match 33% of employee contributions up to 6% of gross earnings. Matching contributions during the first nine months of 2009 and 2008 were $85,195 and $72,394, respectively. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(9)	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net earnings (loss) per share for the periods ended September 30, 2009 and 2008, because their inclusion would be anti-dilutive, are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Stock options	5,209,748	5,258,500	5,209,748	5,258,500

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the periods ended September 30, 2009 and 2008 are as follows:

		Average Shares	Per Share
	Net Income (Loss)	Outstanding	Amount
For the three months ended September 30, 2009:
Net income — basic	$234,502	65,144,357	$0.004

Effect of dilutive stock warrants and options	—	350,813

Net income — diluted	$234,502	65,495,170	$0.004

For the three months ended September 30, 2008:
Net loss — basic	$(618,486)	64,941,381	$(0.009)

Effect of dilutive stock warrants and options	—	—

Net loss — diluted	$(618,486)	64,941,381	$(0.009)

For the nine months ended September 30, 2009:
Net income — basic	$1,233,212	65,112,495	$0.019

Effect of dilutive stock warrants and options	—	148,836

Net income — diluted	$1,233,212	65,261,331	$0.019

For the nine months ended September 30, 2008:
Net loss — basic	$(385,419)	64,911,655	$(0.006)

Effect of dilutive stock warrants and options	—	—

Net loss — diluted	$(385,419)	64,911,655	$(0.006)

(10)	Supplemental Cash Flow Information

	2009	2008
Cash paid during the nine months ended September 30:
Interest	$354,695	$569,011
Income taxes	$6,721	$114,807

The Company recorded net unrealized gains investment securities in the amount of $602,383 and unrealized losses of $660,766, net of taxes, for the nine-month period ended September 30, 2009 and 2008, respectively.

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
On March 1, 2009 the Company sold an agency book of business to AA Insurance Center for cash of $30,000.
On July 28, 2009 the Company purchased the agency book of business of Hayes Insurance for cash of $5,400.
     The following table illustrates the composition of acquisitions for the nine months ended September 30, 2009 and 2008:

	2009	2008
Fair value of assets acquired, including identifiable intangibles	$80,000	$—
Goodwill	69,400	55,200
Cash paid to sellers	(34,200)	(55,200)

Note payable to seller	$115,200	$—

(11)	Fair Value Disclosures

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

The following table illustrates the fair value measurements for items carried at fair value on a recurring basis as of September 30, 2009:

	Quoted Prices in	Significant Other
	Active Markets	Observable Inputs
	(Level 1)	(Level 2)	Totals

Description:
Available for sale securities	$2,715,267	$4,208,244	$6,923,511
Marketable equity securities	1,811,284	—	1,811,284

Total	$4,526,551	$4,208,244	$8,734,795

At September 30, 2009, the Company had no assets or liabilities measured at fair value on a nonrecurring basis.

(12)	Segment Reporting

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

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

THIRD QUARTER 2009
Revenues
External customer	$6,577	$1,427	$9,047	$—	$—	$17,051
Intersegment	1,811	(261)	875	711	(3,136)	—
Income
Segment pretax income (loss)	533	(762)	1,109	(458)	—	422
Assets
Segment assets	15,484	13,673	126,267	21,160	(33,269)	143,315

THIRD QUARTER 2008
External customer	$6,499	$1,669	$7,471	$—	$—	$15,639
Intersegment	1,643	614	749	699	(3,705)	—
Income
Segment pretax income (loss)	779	(1,556)	(182)	44	—	(915)
Assets
Segment assets	12,292	4,634	116,859	26,922	(23,884)	136,823

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated

FIRST NINE MONTHS 2009
Revenues
External customer	$20,477	$4,599	$26,154	$—	$—	$51,230
Intersegment	5,824	1,337	2,768	2,133	(12,062)	—
Income
Segment pretax income (loss)	2,030	(1,510)	2,150	(564)	—	2,106
Assets
Segment assets	15,484	13,673	126,267	21,160	(33,269)	143,315

FIRST NINE MONTHS 2008
Revenues
External customer	$20,557	$5,260	$22,124	$—	$—	$47,941
Intersegment	5,188	2,379	2,363	2,097	(12,027)	—
Income
Segment pretax income (loss)	2,973	(3,690)	98	56	—	(563)
Assets
Segment assets	12,292	4,634	116,859	26,922	(23,884)	136,823

(13)	Events or Transactions Subsequent to the Balance Sheet Date

In May 2009, the FASB issued ASC 855-10 regarding subsequent events. This new standard applies to interim and annual financial periods ending after June 15, 2009. This statement establishes principles setting forth the period after the balance sheet during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements. For purposes of this accounting standard, the Company evaluated events and transactions through November 13, 2009, which is the date its consolidated financial statements dated September 30, 2009, were filed with the SEC.

(14)	Accounting Standards Updates
In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 — Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement was effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.
Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“Statement 162”), which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s results of operations or financial position. All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.
In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), Omnibus Update — Amendments to Various Topics for Technical Corrections. The adoption of ASU 2009-02 did not have any effect on the Company’s results of operations, financial position or disclosures.
In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins. ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text. This ASU did not have any effect on the Company’s results of operations, financial position or disclosures.
In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities. ASU 2009-04 did not have any effect on the Company’s results of operations, financial position or disclosures.
In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
2.
Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

     The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for the Company in the fourth quarter of 2009. Because the Company does not currently have any liabilities that are recorded at fair value, the adoption of this guidance will not have any impact on results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-06 (“ASU 2009-06”), Income Taxes (Topic 740) — Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing 1.) whether income taxes paid by an entity are attributable to the entity or its owners, 2.) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and 3.) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities. ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities. The guidance and disclosure amendments included in ASU 2009-06 were effective for the Company in the third quarter of 2009 and had no impact on results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASU 2009-07”), Accounting for Various Topics — Technical Corrections to SEC Paragraphs. ASU 2009-07 represents technical corrections to various topics containing SEC guidance. This ASU did not have any effect on the Company’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-08 (“ASU 2009-08”), Earnings Per Share — Amendments to Section 260-10-S99. ASU 2009-08 represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of Preferred Stock. This ASU did not have any effect on the Company’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-09 (“ASU 2009-09”), Accounting for Investments — Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees — Amendments to Sections 323-10-S99 and 505-50-S99. ASU 2009-09 represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Accounting Standards Codification incorrectly. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. This ASU did not have any effect on the Company’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-10 (“ASU 2009-10”), Financial Services — Broker and Dealers: Investments — Other — Amendment to Subtopic 940-325. ASU 2009-10 codifies the Observer comment in paragraph 17 of EITF 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management. This ASU did not have any effect on the Company’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-11 (“ASU 2009-11”), Extractive Activities — Oil and Gas — Amendment to Section 932-10-S99. ASU 2009-11 represents a technical correction to the SEC Observer comment in EITF 90-22, Accounting for Gas-Balancing Arrangements. This ASU is not applicable to the Company and therefore did not have any effect on the Company’s results of operations, financial position or disclosures.
In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (“ASU 2009-12”), Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 is not applicable to the Company and therefore did not have any effect on the Company’s results of operations, financial position or disclosures.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Subtopic 605-25, Revenue Recognition — Multiple-Element Arrangements, establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this ASU will be effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. This ASU is not expected to have any effect on the Company’s results of operations, financial position or disclosures.
In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”), Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force. ASU 2009-14 addresses concerns raised by constituents relating to the accounting for revenue arrangements that contain tangible products and software. The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 with early adoption permitted. This ASU is not applicable to the Company and therefore did not have any effect on the Company’s results of operations, financial position or disclosures.
In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (“ASU 2009-15”), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 provides accounting guidance for own-share lending arrangements issued in contemplation of the issuance of convertible debt or other financing arrangements. An entity, for which the cost to an investment banking firm or third-party investors of borrowing its shares is prohibitive may enter into share-lending arrangements that are executed separately but in connection with a convertible debt offering. Although the convertible debt instrument is ultimately sold to investors, the share-lending arrangement is an agreement between the entity and an investment bank and is intended to facilitate the ability of investors to hedge the conversion option in the entity’s convertible debt. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. If dividends on the loaned shares are not reimbursed to the entity, any amounts, including contractual dividends and participation rights in undistributed earnings, attributable to the loaned shares shall be deducted in computing income available to common shareholders, in a manner consistent with the two-class method in paragraph 260-10-45-60B. This ASU did not have any effect on the Company’s results of operations, financial position or disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Condition
     Investments and cash as of September 30, 2009, decreased $2.7 million to $16.4 million from investments and cash of $19.1 million as of December 31, 2008. The decrease was due to $2.3 million in cash used for operating activities and $0.8 million in principal payments on notes payable, offset by $0.8 million in net sales of investments. The Company’s investments of $9.9 million are primarily in direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in high-quality corporate and municipal bonds of Georgia-based issuers. The Company’s investment activities are conducted in accordance with the Company’s Investment Policy. The objectives of the Investment Policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.
     Premiums receivable as of September 30, 2009, increased $7.6 million to $38.8 million compared to December 31, 2008. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2009. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

     Reinsurance recoverable as of September 30, 2009, increased $1.8 million to $40.7 million compared to December 31, 2008. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of premiums and losses. The $40.7 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid. All amounts are considered current.
     Prepaid reinsurance premiums as of September 30, 2009, increased $4.8 million to $27.7 million compared to December 31, 2008. The increase results from AAIC’s continued growth, and represents premiums ceded to its reinsurers which have not been fully earned.
     Deferred acquisition costs as of September 30, 2009 increased $0.3 million to $2.7 million compared to December 31, 2008. The increase resulted from AAIC’s continued growth. The amount represents agents’ commissions and other variable expenses associated with acquiring the insurance policies that are being deferred to coincide with the earnings of the related policy premiums.
     Intangible assets as of September 30, 2009, decreased $0.2 million to $7.6 million from the balance of $7.8 million as of December 31, 2008. This decrease is directly related to the amortization of acquired assets.
     Accounts payable and accrued expenses as of September 30, 2009 increased $2.2 million from December 31, 2008 to $9.8 million. The increase is due to $2.0 million of payments due to carriers for agency athletic business and $.0.2 million increase in the liability for accrued expenses.
     Unearned premium as of September 30, 2009 increased $6.7 million to $39.6 million from December 31, 2008, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during the first nine months of 2009.
     Unpaid losses and loss adjustment expenses increased $1.9 million to $44.5 million as of September 30, 2009 from $42.6 million at December 31, 2008. This amount represents management’s estimates of future amounts needed to pay claims and related expenses.
     Reinsurance payable as of September 30, 2009 decreased $.5 million to $25.6 million, compared to the balance at December 31, 2008. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes 70% of the majority of both premiums and losses. The decrease is directly attributable to the payments made during the first nine months of 2009.
     Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. This balance as of September 30, 2009 decreased $0.1 million to $3.2 million, compared to the balance at December 31, 2008. The decrease is related to payments made during the third quarter of 2009.
Liquidity and Capital Resources
     Net cash used by operating activities for the nine months ended September 30, 2009 was $2.3 million compared to net cash provided by operating activities of $3.2 million for the same period of 2008.
     Investing activities for the nine months ended September 30, 2009 consisted of the purchase of leasehold improvements and property and equipment in the amount of $0.2 million for our retail stores and new technology and $0.8 million in net sales of investments.
     Financing activities for the nine months ended September 30, 2009 consisted of debt repayments for the nine months ended September 30, 2009 and 2008 of $0.8 million, compared to $2.5 million during the same period in 2008.
     The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loan from its Chairman and issuance of its Series A Convertible Preferred Stock, common stock and debt securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an monthly basis. On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31,

2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.
     On March 10, 2009 AAIC purchased all of Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount is being accreted to the interest income over the remaining life of the Capital Securities using the interest method.
     On July 17, 2009, the Company entered into an agreement with Wachovia Bank for a $1.5 million revolving line of credit which expires July 16, 2010, unless terminated earlier according to the terms. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay Insurance Agencies, LLC and AssuranceAmerica Managing General Agency LLC, and is guaranteed by the same entities. In addition, TrustWay Insurance Agencies, LLC pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor. The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. The interest rate is 3.00% plus 90-day LIBOR due and payable monthly commencing on September 1, 2009. Currently there are no borrowings outstanding under the credit agreement (See note 8).
     The growth of the Company has and will continue to strain its liquidity and capital resources. AAIC is required by the state of South Carolina to maintain minimum capital and surplus of $3.0 million. As of September 30, 2009, AAIC’s statutory capital and surplus was $12.2 million.
Results of Operations
     The Company reported a net gain of $0.2 million and a net gain of $1.2 million for the three-month and nine-month periods ended September 30, 2009 compared to a net loss of $0.6 million and a net loss of $0.4 million for the three-month and nine-month periods ended September 30, 2008. The Company reported basic earnings per common share of $0.004 and $0.019 for the three-month and nine-month periods ended September 30, 2009 compared to a net loss of $0.009 and $0.006 for the three-month and nine-month periods ended September 30, 2008. Fully diluted earnings per common share was $0.004 and $0.019 for the three-month and nine-month period ended September 30, 2009 compared to a net loss of $0.009 and a net loss of $0.006 for the three-month and nine-month periods ended September 30, 2008.
Revenues
Premiums
     Gross premiums written for the three-month and nine-month periods ended September 30, 2009 were $27.1 million and $84.7 million, respectively. In the comparable period for 2008, AAIC recorded $22.2 million and $71.3 million, respectively, in gross premiums written. 2009 gross premiums written includes insurance premiums written directly by AAIC, or “direct premiums written,” of $27.0 million and $84.5 million in the respective three-month and nine-month periods, plus $0.1 and $0.2 million, in the respective three-month and nine-month periods, of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to a reinsurance contract, referred to as “assumed premiums written.” 2008 gross premiums written includes direct premiums written of $21.9 million and $70.4 million in the respective three-month and nine-month periods, plus $0.2 million and $0.9 million, in the respective three-month and nine-month periods, of assumed premiums written. The majority of our growth occurred in Florida and Arizona, where AAIC began writing policies in Arizona in the first quarter of 2008 as well as increased concentration and price reductions within the Florida market resulting in new premium growth of $7.9 million. Entry into Arizona represented $2.8 million of the increase during 2009 over the comparable 2008 period. As of September 30, 2009 the soft market and economic factors continues to put pressure on our writings in Georgia. The decline in Georgia premium for the nine months ended September 30, 2009 was $1.0 million or 7% from the 2008 comparable period. Policies inforce increased 15% from December 31, 2008 to September 30, 2009. The Company cedes approximately 70% of its direct premiums written to its reinsurers and the amount ceded for the nine months ended September 30, 2009, was $57.0 million.
     Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net earned premium, after deducting reinsurance, was $8.8 million and $25.8 million for the three-month and nine-month periods ended September 30, 2009 and compares to $7.4 million and $21.6 million, respectively, for the three-month and nine-month periods ended September 30, 2008.
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
     Commission income, as a result of business produced in both TrustWay and MGA, was $0.2 million for the three-month period and increased $0.5 million for the nine-month period ended September 30, 2009, respectively, compared to the same periods ended September 30, 2008. Total commission income earned by TrustWay from the production of AAIC for the three-month and nine-month periods ended September 30, 2009 totaled $0.6 million and $2.1 million, respectively and this amount is eliminated from total commission income (revenue) and commission expense. AAIC pays MGA commission on the 30% of premium which AAIC retains. This amount is subsequently eliminated upon consolidation. The amount eliminated was $1.8 million and $5.8 million, respectively, for the three-month and nine-month periods ended September 30, 2009.
     Managing general agent fees for the three-month and nine-month periods ended September 30, 2009 were $2.6 million and $7.8 million, respectively, a decrease of $0.4 million and $1.3 million, when compared to the same periods of 2008. The decrease primarily relates to policy fees, which are classified as premium for 2009.
     Other fee income was flat and decreased $0.1 million for the three-month and nine-month periods ended September 30, 2009 from the comparable periods of 2008. TrustWay collects fees for various services performed and for additional products sold to insureds. As TrustWay writes less agency bill policies, the fee income will decline slightly.
Net Investment Income
     Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities, net of related investment expenses. Net investment income increased $20,000 and decreased $27,000 for the three-month and nine-month periods ended September 30, 2009 from $0.2 million and $0.5 million in the comparable 2008 periods. This is primarily a result of a decrease in average invested assets.
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
     We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance, however, in the event that the reinsurers do not meet their obligations under the agreements (due to, for example, disputes with the reinsurer or the reinsurer’s insolvency). The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three-month and nine-month periods ended September 30, 2009, was $15.7 million and $44.6 million, respectively.

     After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $6.2 million and $18.3 million for the three-month and nine-month periods ended September 30, 2009. As a percentage of earned premiums, this amount decreased for the three-month period ended September 30, 2009, from 86.2% to 70.5%, when compared with the same period in 2008. As a percentage of earned premiums, this amount decreased for the nine-month period ended September 30, 2009, from 81.0% to 70.8%, when compared with the same period in 2009. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The decrease in the year-over-year loss ratio is in part due to policy fees, which are now included in premiums.
Other Expenses
     Other operating expenses, including selling and general and administrative increased $0.2 million and decreased $0.1 million for the three-month and nine-month periods ended September 30, 2009 when compared to the same periods of 2008. As a percentage of revenue, selling and general and administrative expenses for the three-month period ended September 30, 2009 decreased from 62.1% to 58.2% when compared to the 2008 period. As a percentage of revenue, selling and general and administrative expenses for the nine month period ended September 30, 2009 decreased from 61.4% to 57.2% when compared to the 2008 period. The decrease in the selling expense ratio is primarily attributable to increased revenue within the MGA division and a reduction in staffing costs within the retail agencies compared to the 2008 period.
Income Tax Expense
     The provision for income taxes for the three-month and nine-month periods ended September 30, 2009, consists of federal and state income taxes at the Company’s effective tax rate. The Company had a tax expense of $0.2 million and $0.9 million for the three-month and nine-month periods ended September 30, 2009, representing an effective tax rate of 44.4% and 41.5%, respectively. This tax expense compares with a tax benefit of $0.3 million and a tax benefit of $0.2 million for the comparable 2008 periods, which was an effective tax rate of 32.3% and 31.6%, respectively. The increase in the effective tax rate year-over year is mainly attributable to an increase in stock option expenses.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of September 30, 2009, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     The non-standard automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies. The largest automobile insurance companies include The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group, and Safeco Corp. Our chief competitors include some of these companies as well as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., and Direct General Corporation. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products and lower prices and down payments than we offer. Some of our competitors that sell insurance policies directly to customers, rather than through agencies or brokerages as we do, may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the non-standard automobile insurance market. Our loss of business to competitors could have a material impact on our growth and profitability. Further, competition could result in lower premium rates and less favorable policy terms and conditions, which could reduce our underwriting margins.
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
     We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows. The President, Joseph Skruck, and Chief Financial Officer, John Mongelli, have employment agreements with us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows.
Our debt service obligations could impede our operations, flexibility and financial performance.
     Our level of debt could affect our financial performance. As of September 30, 2009, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $6.9 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.
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
     Our results of operations depend in part on the performance of our invested assets. As of September 30, 2009, 75% of our investment portfolio was invested in fixed maturity securities with the remainder in equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.
     In addition, our investment portfolio is subject to risks inherent in the capital markets. The functioning of those markets, the values of our investments and our ability to liquidate investments on short notice may be adversely affected if those markets are disrupted by national international events including, without limitation, wars, terrorist attacks, recessions or depressions, high inflation or a deflationary environment, the collapse of governments or financial markets, and other factors or events.
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
     For the nine months ended September 30, 2009, we generated approximately 66% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.
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

Date: November 13, 2009	ASSURANCEAMERICA CORPORATION
	By:	/s/ Guy Millner
Guy Millner
Chief Executive Officer
Date: November 13, 2009

/s/ John Mongelli
John Mongelli
Chief Financial Officer