Form 10-K
period 2009-12-31
ASSURANCEAMERICA CORP
filed 2010-03-26
CIK 8497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number: 0-6334

ASSURANCEAMERICA CORPORATION

NEVADA	87-0281240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 Interstate North Pkwy.,	30328
Suite 600, Atlanta, Georgia	(Zip Code)
(Address of Principal Executive Offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by persons other than affiliates of the registrant as of June 30, 2009 was $7,245,579 based on a sale price of $.25 per share.

There were 65,492,357 shares of the registrant’s common stock outstanding as of March 15, 2010.

Documents Incorporated By Reference

Parts of the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders to be held on April 21, 2010 are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed in this report. In addition, words such an “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal” “objective,” “project,” “forecast,” “target” and similar words, identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates and assumptions generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; risks related to the nature of the Company’s business, such as the adequacy of its reserve for loss and loss adjustment expense; claims experience; losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by the Company in this report. In addition, you should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods.

PART I

Item 1.	BUSINESS

History

AssuranceAmerica Corporation, a Nevada corporation (the “Company”), is an insurance holding company that was originally incorporated in 1969 under the laws of the state of Utah. AssuranceAmerica Corporation, a Georgia corporation (“AssuranceAmerica Georgia”), began the Company’s current insurance business in 1998 through its subsidiary, TrustWay Insurance Agencies, LLC (“TrustWay”), a Delaware limited liability company (formerly AssetAmerica Insurance Agencies, LLC). In 1999, the Company formed another subsidiary, AssuranceAmerica Managing General Agency, LLC (“MGA”), a Delaware limited liability company, that until 2003 provided all of the underwriting, claims and policyholder service functions for the Georgia nonstandard personal automobile program for Gateway Insurance Company of St. Louis, Missouri. In late 2002, the Company formed its subsidiary AssuranceAmerica Insurance Company (“AAIC”), a property and casualty insurance company and South Carolina corporation that focuses on writing nonstandard automobile business and other specialty products.

Who We Are

We are a holding company which, through our wholly-owned insurance company, managing general agency, and retail agency network, underwrites and distributes primarily non-standard personal auto mobile insurance products to individuals. The Company offers non-standard personal automobile insurance that is typically provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type, or other factors. These policies generally require higher premiums than standard policies for comparable coverage. As of December 31, 2009, we offered products in nine states, including Georgia, South Carolina, Florida, Louisiana, Texas, Alabama, Arizona, Indiana and Mississippi. In February 2010, we began offering products in the state of Virginia.

We began our current insurance business in 1998 through the acquisition of a series of retail insurance agencies located in Florida now known as TrustWay. In 1999, we organized MGA, which initially provided all of the underwriting, claims and policyholder service functions for the Georgia non-standard personal automobile program for an unaffiliated insurance company. In late 2002, we organized AAIC, which began underwriting non-standard personal automobile policies in April 2003.

Our Business

We currently have three revenue producing operating subsidiaries, the combination of which we believe is important to generating consistent profitability throughout the insurance cycle: AAIC, MGA and TrustWay. AAIC and MGA constitute what we refer to as our wholesale operations, while TrustWay constitutes what we refer to as our retail operations. We believe that this structure allows us to manage our growth strategies and respond to changing market conditions more effectively than if we were only a risk-bearing enterprise or only a distribution platform.

The following chart depicts our organizational structure and principal affiliates.

AAIC is a property and casualty insurance company domiciled in South Carolina that focuses on writing non-standard automobile business in the states of Georgia, South Carolina, Florida, Louisiana, Texas, Alabama, Arizona, Indiana and Mississippi. As of December 31, 2009, the Company is licensed to underwrite business in West Virginia, Pennsylvania, Illinois, Tennessee, Missouri, Arkansas and Virginia. During 2009, AAIC is not writing in these states, but we began writing business in Virginia in February 2010. We expect to enter the other states at a later time, provided that the underwriting environment remains positive and the capital and surplus of AAIC supports such growth. AAIC cedes approximately 70% of its gross written premiums to seven reinsurers, six of which are rated A- or better by A.M. Best and one of which is not formally followed by A.M. Best.

MGA markets AAIC’s policies through more than 2,300 independent insurance agencies. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and two unaffiliated carriers located in Florida and Texas of the non-standard automobile insurance policies. The Company also provides claims services for one unaffiliated MGA in Florida and receives a fronting fee on this business. Our own MGA receives commissions and other administrative fees from AAIC and the unaffiliated carriers based on the amount of gross premiums produced for each respective company. Additionally, our MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations.

TrustWay is comprised of 40 retail insurance agencies with 31 locations in Florida, five locations in Alabama, and four locations in Georgia. TrustWay has been appointed as an agency by a number of unaffiliated insurance carriers and AAIC, and primarily sells non-standard personal automobile insurance and related products and services. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

Our Industry

Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2009, this market was estimated to be $161 billion as reported by the most recent A.M. Best industry data. Personal auto insurance provides coverage to drivers for liability to others for both bodily injury and property damage and for physical damage to an insured’s vehicle from collision and other perils. Personal auto insurance is comprised of preferred, standard and non-standard risks. Non-standard insurance is intended for drivers who, due to their driving record, age, vehicle type, payment history or other factors represent a higher than normal risk. As a result, customers that purchase non-standard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.

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

We currently compete with many national, regional and local insurance underwriters. The insurance underwriting and agency businesses are highly competitive. Many competitors are national in scope, larger, and better capitalized than we are. Some competitors have broad distribution networks of employed agents. Smaller regional insurance companies and local agents also compete vigorously at the local level. We believe our focus on the non-standard automobile market gives us a competitive advantage together with competitive prices, payment terms and emphasis on customer service.

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

A significant portion of our policyholder base is comprised of foreign nationals residing in the United States. This market demographic is prominent in the southeast and, as of December 31, 2009, represents approximately 20% of our policies in force.

Wholesale Operations

Our wholesale operations are divided into four primary functional areas: Claims, Underwriting and Customer Service, Product Development and Management and Information Technology.

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

We make an effort to keep the file pending levels for our adjusters below industry standards to reduce errors. All adjuster authority levels are determined based on the experience of the particular adjuster. We have formalized reserving and audit processes and we conduct periodic file audits, conduct a monthly reserve reconciliation process and perform a complete periodic review of every pending file.

The Claims Division has a state of the art web-based claims system which is instrumental in increasing productivity by streamlining the claims processes, and it provides a competitive advantage by utilizing immediate, real-time data for evaluation purposes and allowing the exchange of information with fraud fighting agencies.

Underwriting and Customer Service

The Underwriting and Customer Service functions service the needs of our agents and insureds. Approximately half of our Customer Service representatives are bilingual and we offer a Spanish language option to provide service to our Spanish-speaking agents and insureds.

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

Product Development

The Product Development and Management function is responsible for designing and pricing products, assisting with new product introduction, monitoring product performance and recommending rate changes. This department uses information from our data warehouse to analyze and monitor each product from the point of sale through termination and claims settlement, if any. We perform a market analysis for each new state prior to expanding operations into a new state. As part of the analysis, we produce and review actuarial studies, analyze required coverages, analyze rates and legal and competitive environment studies. After reviewing this data, we prioritize potential expansion states.

Information Technology

The Information Technology department is responsible for the management of the information technology functions of MGA and AAIC and also advises TrustWay on its information technology functions. This function is organized in three groups: Application Development, Business Intelligence and Infrastructure Support.

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

The Infrastructure Support group supports our voice and data networks, hosts our websites, policy administration system, the accounting system, the claims administration system and the data warehouse. They are also responsible for the VOIP phone system and desktop support.

In 2009, we contracted with QualityTech as our data center and managed services partner. We are conveying to our customers our commitment to providing seamless, consistent access to our services. This quality data center is designed and constructed to provide mission critical electrical, mechanical and high capacity network systems. QualityTech’s trained staff includes facility and electrical maintenance engineers, data center operations experts, network architects and security officers committed to providing on-site support and operations for our facilities. This crucial design philosophy is built into our product to minimize service disruption and ensure the highest level of customer service available.

Retail Operations

Our entry into the insurance industry in January 1998 was through the acquisition of 33 retail agencies in Florida. After Accounting for subsequent acquisitions through consolidations of agencies, we currently operate under the TrustWay brand through a total of 40 independent non-standard automobile insurance agencies located in Florida (31), Alabama (5), and Georgia (4).

TrustWay mainly writes new business with four to ten carriers depending upon the state or office.

We expect that growth in revenues from this segment come from increasing the average premium volume per location through the opening of additional offices, selected acquisitions, improved marketing, retention efforts and placing this business with higher commission rate carriers.

Reinsurance

In the normal course of business, AAIC seeks to reduce its overall risk levels by obtaining reinsurance from reinsurers. Reinsurance contracts do not relieve AAIC from its obligations to policyholders in the event that a reinsurer is unable to make its payments to AAIC. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. AAIC cedes approximately 70% of its gross written premium to seven reinsurers, six of which are rated A- or better by A.M. Best and one of which is not formally followed by A.M. Best.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The Company’s consolidated financial statements include its estimated liability for unpaid losses and loss adjustment expenses (“LAE”). Our objective is to determine that the total reserves (i.e., case reserves and incurred but not recorded reserves, or (“IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are reviewed monthly as new information becomes known and we are able to observe actual loss development. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current results of operations and are referred to as “development” of the prior year estimates. A detailed discussion of our loss reserving practices can be found in the “Critical Accounting Policies” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.

Reserves

AAIC establishes reserves for its estimated liability for unpaid losses and loss adjustment expenses on an individual case basis for all reported incidents. The reserve includes amounts for anticipated future claim development and losses incurred but not reported (based upon actuarial analysis of historical data). Our claims system is designed to set up a statistical reserve when a feature is opened. These reserve amounts are set by age of claim for each coverage and each state. The claims department conducts file audits, monthly reserve reconciliation and a quarterly review of every pending file. Additionally, the reserves for loss and loss adjustment expenses are reviewed internally each month and semi-annually by a consulting actuarial firm.

The following table provides a reconciliation of beginning and ending estimated liability balances for the years ended December 31, 2009, 2008 and 2007:

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(thousands)	2009	2008	2007
Balance at January 1	$42,581	$33,661	$24,904
Less reinsurance recoverables on unpaid losses	29,747	23,250	17,433

Net balance at January 1	12,834	10,411	7,471

Incurred related to:
Current year	26,002	22,980	19,088
Prior years	(754)	753	(223)

Total incurred	25,248	23,733	18,865

Paid related to:
Current year	(16,195)	(13,060)	(11,349)
Prior years	(9,624)	(8,250)	(4,576)

Total paid	(25,819)	(21,310)	(15,925)

Net balance at December 31	12,263	12,834	10,411
Plus reinsurance recoverable on unpaid losses	29,710	29,747	23,250

Balance at December 31	$41,973	$42,581	$33,661

Total development consists of net changes made by our internal staff performing actuarial functions on prior accident year reserves, based on monthly scheduled reviews, the settlement of claims for more or less than reserved, the emergence of unrecorded claims at rates different than reserved, and changes in reserve estimates by claim representatives. Our net reserves developed favorably in 2009 compared to unfavorable development in 2008. In 2009, a decrease in the number of late reported personal auto claims and a decrease in the estimated severity on these claims, were primary contributors to the favorable development. The unfavorable development in 2008 reflected the recognition of higher severity for prior accident years than had been previously estimated. We have not entered into any loss reserve portfolio transfers or similar transactions having a material effect on earnings or reserves.

The following loss triangle table represents the development of balance sheet liabilities for losses and LAE from the beginning of the Company’s insurance operations in 2003 through 2009. The third line of the table shows the Company’s estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years, after adjustment for the effect of reinsurance. This liability represents the Company’s estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(thousands)

	2003	2004	2005	2006	2007	2008	2009
GROSS LIABILITY FOR UNPAID LOSSES AND LAE(1)	$4,499	$10,656	$15,110	$24,904	$33,661	$42,581	$41,973
REINSURANCE RECOVERABLE ON UNPAID LOSSES	3,149	7,459	10,577	17,433	23,250	29,747	29,710

LIABILITY FOR UNPAID LOSSES AND LAE — NET	$1,350	$3,197	$4,533	$7,471	$10,411	$12,834	$12,263

NET PAID (CUMULATIVE) AS OF:

One year later	796	2,040	2,940	4,576	8,248	9,624	—
Two years later	967	2,393	3,744	6,605	10,650	—	—
Three years later	992	2,580	4,373	7,217	—	—	—
Four years later	1,015	2,686	4,533	—	—	—	—
Five years later	1,031	2,715	—	—	—	—	—
Six years later	1,031	—	—	—	—	—	—
Seven years later	—	—	—	—	—	—	—
Eight years later	—	—	—	—	—	—	—
Nine years later	—	—	—	—	—	—	—
Ten years later	—	—	—	—	—	—	—

NET LIABILITY RE-ESTIMATED AS OF:

One year later	1,171	2,783	4,691	7,394	11,164	12,080	—
Two years later	1,062	2,823	4,615	7,694	11,437	—	—
Three years later	1,045	2,794	4,374	7,373	—	—	—
Four years later	1,051	2,785	4,573	—	—	—	—
Five years later	1,172	2,730	—	—	—	—	—
Six years later	1,031	—	—	—	—	—	—
Seven years later	—	—	—	—	—	—	—
Eight years later	—	—	—	—	—	—	—
Nine years later	—	—	—	—	—	—	—
Ten years later	—	—	—	—	—	—	—

NET CUMULATIVE	$319	467	$(40)	$98	$(1,026)	$754	—
FAVORABLE/(UNFAVORABLE) PERCENTAGE(2)	23.6%	14.6%	(1.0)%	1.3%	(10.0)%	5.9%	—

(1)	Represents loss and LAE reserves, without regard to reinsurance recoverable on unpaid losses at the balance sheet date.
(2)	Net Cumulative Development as a percentage of Liability for Unpaid Losses and LAE — Net.

The section of the table (labeled “Paid (Cumulative) as of”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the reserve date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, at December 31, 2008, we estimated our net unpaid losses to be $12.8 million. During 2009, these reserves developed favorably by $0.8 million, bringing the re-estimated net unpaid losses to $12.0 million, as shown at the bottom of the table.

The Analysis of Loss and Loss Adjustment Expenses Development table is constructed from Schedule P, Part-1, from the Company’s Statutory Annual Statements as filed with the various state insurance departments.

The Company did not have any recent material changes in the terms under which reinsurance is ceded to others, changes in mix of business, unusually large losses or gains, hedging or effects of currency fluctuations in its estimated loss reserves.

The Company did not have any differences between GAAP and statutory basis property-casualty reserves for claims and loss adjustment expenses. In addition, the claim reserves have not been discounted on a GAAP basis.

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

4. Fixed-maturity securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the credit quality of the specific security, as required by SAP. Redeemable preferred stock, which is classified as held to maturity, is carried at amortized cost. Equity securities are reported at quoted market values, which may differ from the NAIC market values as required by SAP.

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

Employees

As of December 31, 2009, we had 258 full time and 5 part-time employees, whom we refer to as “associates”.

Item 2.	PROPERTIES

The Company leases office space for its corporate headquarters located at RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. Effective October 1, 2009 the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. The Company leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The Company’s agencies are all located in leased locations throughout Alabama, Florida, and Georgia under short to medium term commercial leases. The Company also leases office equipment for use in its various locations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities.

Item 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings other than routine litigation that is incidental to its business.

Item 4.	REMOVED AND RESERVED

N/A

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Prices
Quarter Ended	High	Low
2009 Fiscal Year:
March 31, 2009	$0.42	$0.10
June 30, 2009	$0.30	$0.15
September 30, 2009	$0.35	$0.30
December 31, 2009	$0.34	$0.17
2008 Fiscal Year:
March 31, 2008	$0.63	$0.38
June 30, 2008	$0.60	$0.35
September 30, 2008	$0.54	$0.20
December 31, 2008	$0.40	$0.21

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

At March 08, 2010, there were approximately 768 holders of record of the Company Common Stock.

Item 6.	SELECTED FINANCIAL DATA

N/A

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net income of $0.5 million for the year ended December 31, 2009 compared to a net loss of $3.2 million for the year ended December 31, 2008. The Company reported basic earnings per common share of $0.007 for the year ended December 31, 2009 compared to a basic loss of $0.050 for the year ended December 31, 2008. Fully diluted earnings per common share for the year ended December 31, 2009 were $0.007 compared to a diluted loss of $0.050 for the year ended December 31, 2008. The pre-tax income was $0.9 million for the period ended December 31, 2009 as compared to a pre-tax loss of $3.2, which includes a goodwill impairment of $3.4 million.

The improvement in the Company’s 2009 earnings was driven by improved performance in the Company’s wholesale operation (AAIC and MGA) and benefits from cost reduction in the Company’s retail operations. The wholesale operations benefited from a decrease in loss and loss adjustment expenses as a percentage of earned premiums (“Loss Ratio”). In 2009, the Loss Ratio was 73.3%, compared to 82.5% in 2008. Additionally, the wholesale operation benefited from higher fee income associated with an increase in premium production mainly in AAIC in the states of Florida, Arizona and Texas. The improvement in the retail (TrustWay) results was driven by reduced costs, offset by lower commissions and fee income in TrustWay, which was impacted by difficult economic conditions.

Revenues

Premiums

Gross premiums written for the year ended December 31, 2009 were $107.2 million compared to $93.3 million in gross premiums written in 2008. In 2009 gross premiums written includes insurance premiums written directly by AAIC, “direct premiums written,” of $107.2 million, plus $0.2 million of premiums associated with the insurance risk transferred to AAIC by two unaffiliated insurance companies pursuant to a reinsurance contract, referred to as “assumed premiums written.” In addition, the Company classified certain policy fees as premium $3.5 million in 2009. AAIC recorded assumed premiums written of $1.1 million in the year ended December 31, 2008. The decrease in assumed premiums written in 2009 as compared to 2008 is due to a shift of business away from the unaffiliated carriers to AAIC in order to increase profit margins. The majority of our premium growth in 2009 occurred in Arizona, Florida, Indiana and South Carolina and Texas. AAIC increased premiums by $4.7 million in Florida primarily due to a rate change. Additionally, $1.5 million of premium produced by a non-affiliated carrier in Florida contributed to the increase. The Company implemented a new one month policy product in Texas during 2009, and it generated $1.4 million in additional premium in relation to 2008. Further, the Company generated $2.0 million of premium increases in Indiana and South Carolina as a result of market penetration. The remaining increases relates to market penetration in the states of Indiana and South Carolina of $2.0 million. This was offset by a decline in premium in Georgia of $1.1 million due to a continued soft market and pricing pressures. Policies in force increased 10% during 2009. The Company ceded approximately 70% of its direct premiums written to its reinsurers during 2009, and the total amount ceded was $72.0 million for the year end December 31, 2009.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $34.4 million for the year ended December 31, 2009, compared to $28.8 million for the year ended December 31, 2008.

Commission and Fee Income

In our MGA operations, we receive managing general agent fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of insurers. We also receive commission and service fee income in TrustWay on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk, including travel protection, vehicle protection and hospital indemnity insurance policies. Commission rates vary between carriers and are applied to premiums written to determine commission income.

Commission income for the year ended December 31, 2009, was $21.6 million, an increase of $0.2 million, compared to the same period ended December 31, 2008. The increase in commissions primarily related to increased premium volume generated by the MGA of $1.5 million, offset by a decline in TrustWay commissions due to lower premium volume of $1.3 million. Also AAIC pays MGA commission on 30% of premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

Managing general agent fees for the period ended December 31, 2009 were $10.3 million, a decrease of $2.2 million when compared to the same period of 2008. The decrease is due to the classification of $3.5 million in policy fees as premiums, beginning in 2009, offset by an increase in fees of $1.4 million due to higher premium production.

Other fee income for the period ended December 31, 2009 was $0.4 million, an increase of $0.1 million when compared to the same period last year. The increase is primarily due to higher revenue generated from towing and rental add-on products offered to insureds in the retail (Trustway) segment.

Net Investment Income

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses, net of realized investments losses. Net investment income, net of realized investment losses was $0.3 million for the periods ended December 31, 2009 and 2008.

Expenses

Insurance Loss and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Insurance losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. We perform a rolling quarterly actuarial analysis each month and establish or adjust (for prior accident quarters) reserves, based upon our estimate of the ultimate incurred losses and loss adjustment expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. Each month our estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter, by state and by major coverage group (e.g., bodily injury, physical damage) and changes in estimates are reflected in the period the additional information becomes known.

We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance in the event that the reinsurers do not meet their obligations under the agreements due to, for example, disputes with the reinsurer or the reinsurer’s insolvency. The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the year ended December 31, 2009, was $62.8 million compared to $54.5 million as of December 31, 2008.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $25.2 million for the period ended December 31, 2009, compared $23.7 million for the same period in 2008. As a percentage of earned premiums, this amount decreased for the period ended December 31, 2009, from 82.5% to 73.3%, when compared with the same period in 2008. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. The decrease in the year-over-year loss ratio is mainly attributable to the Company’s increase in premiums, and policy fees, in addition to favorable loss development in certain states.

Expenses

The selling, general and administrative expenses increased $0.2 million for the year ended December 31, 2009 when compared to the same period of 2008. These increases are associated, in part, with the growth of AAIC and related operations. AAIC and MGA experiences proportionate increases in selling costs as the premiums written increase. As a percentage of revenue, selling, general and administrative expenses for the twelve-month period ended December 31, 2009 decreased from 61.2% to 58.0% when compared to the 2008 period. This decrease is primarily attributable to the increase in revenue production in proportion to the increase in expenses related to the MGA. Depreciation and amortization expense decreased $0.1 million for the year ended December 31, 2009 when compared to the same period of 2008. This decrease is associated with the decrease in fixed and intangible assets additions during the year. Finally, the interest expense was lower in 2009 as compared to 2008 by $0.3 million due to a decrease in the interest rate on the Trust Preferred Junior Subordinated Debenture. The Stock option expenses increased by $0.3 million mainly as a result of new issuance of options in 2009.

Income Tax Provision (Benefit)

The provision for income taxes for the year ended December 31, 2009 was $0.4 million, and consists of federal and state income taxes at an effective rate of 50%. The Company had a tax benefit of $1.4 million for the period ended December 31, 2008, representing an effective tax rate of 30%. The effective tax rate increased in 2009 due to the impact of the permanent differences for stock options in 2009.

Financial Condition

As of December 31, 2009, the Company had investments and cash of $19.0 million, compared to $19.1 million as of December 31, 2008. The Company’s investment strategy is to be highly liquid in cash, short-term investments, and equity securities as well as investing in long-term bonds with short durations in order to meets its insurance obligations. For the year ended December 31, 2009, the Company had $8.4 million in cash and short-term investments, which included $1.8 million of cash restricted to provide security for certain reinsurance reserve obligations. The equity security portfolio amounted to $1.9 million and is diversified amongst various industries. The Company’s long term investments of $8.5 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds.

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

Premiums receivable as of December 31, 2009, increased $4.1 million to $35.2 million compared to $31.1 million as of December 31, 2008. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during 2009. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverables as of December 31, 2009, increased $4.8 million, to $43.8 million compared to $39.0 million as of December 31, 2008. The increase is directly related to AAIC’s continued growth. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes approximately 70% of both premiums and losses. The $43.8 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid.

Prepaid reinsurance premiums as of December 31, 2009, increased $2.1 million to $25.1 million compared to $22.9 million as of December 31, 2008. The increase results from AAIC’s continued growth and represents premiums ceded to its reinsurers which have not been fully earned.

Property and equipment, net of depreciation, decreased $0.5 million to $2.0 million as of December 31, 2009, compared to $2.5 million as of December 31, 2008. The decrease is attributable to lower depreciation on existing computer software and hardware at the Company’s corporate headquarters and furniture and leasehold improvements in both its agencies and corporate headquarters.

Prepaid expenses as of December 31, 2009, decreased $0.1 million to $0.5 as of December 31, 2009, compared to $0.6 million as of December 31, 2009. The decrease in prepaid was mainly due to the amortization of prepaid insurance and advertising costs.

Other receivables as of December 31, 2009 increased $0.1 million to $1.8 million compared to $1.7 million as of December 31, 2008. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The increase in the receivable is directly attributable to expense reimbursements due from two non-affiliated MGA’s in the states of Florida and Texas.

Intangible assets as of December 31, 2009, decreased $0.3 million to $7.5 million from the balance of $7.8 million as of December 31, 2008. This decrease is related to the reduced amortization of intangible assets in 2009.

Prepaid income taxes remained flat as of December 31, 2009 compared to $0.2 million as of December 31, 2008. The tax benefit mainly resulted from the utilization of net operating loss carry-forwards, which were deferred in the prior period.

Deferred tax assets decreased $0.8 million to $2.9 million as of December 31, 2009, compared to the balance as of $3.7 million as of December 31, 2008. This decrease primarily related to the amortization of net operating loss carry forwards during 2009.

Accounts payable and accrued expenses as of December 31, 2009, increased approximately $1.0 million from December 31, 2008 to $8.6 million from $7.5 million. The increase is primarily due to $0.7 million in accrued expenses for payroll and management incentive expense and $0.3 million of balances due to carriers related to an increase in direct bill agency business.

Unearned premium as of December 31, 2009 increased $3.0 million to $36.0 million as of December 31, 2009 from $32.9 million as of December 31, 2008, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during 2009.

Unpaid losses and loss adjustment expenses decreased $0.6 million to $42.0 million as of December 31, 2009 from $42.6 million at December 31, 2008. This amount represents management’s estimates of future amounts needed to pay claims and related expenses.

Reinsurance payable as of December 31, 2009 increased $2.1 million to $28.5 million, compared to $26.4 million as of December 31, 2008. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains seven quota-share reinsurance treaties with its reinsurers in which it cedes 70% of the both premiums and losses for the majority of its states. The increase is attributable to the higher AAIC’s premium writings in Florida, Arizona, and Texas. The increase also reflects a reimbursement of $1.7 million of premiums received from its reinsurers as a result of an overpayment in prior years.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of December 31, 2009 increased $0.2 million to $3.6 million, compared to the balance at December 31, 2008. The increase is related to increases in AAIC writings.

Notes payable as of December 31, 2009, decreased $0.9 million to $0.8 million compared to $1.7 million as of December 31, 2008. The change resulted primarily from $1.0 million in payments applied to the principal balances payable on promissory notes to the Company’s Chairman.

Funds held from reinsurers increased by $1.8 million as a result of restricted cash received from one of the Company’s reinsurers in order to cover certain future reinsurance contractual obligations.

Liquidity and Capital Resources

Net cash used by operating activities for the year ended December 31, 2009, was $0.8 million compared to net cash provided by operating activities of $0.9 million for the same period of 2008. The decrease in operating activities was mainly due to an increase in premiums collected offset by higher claims paid.

Investing activities used for the year ended December 31, 2009 amounted to $1.7 million as compared to $4.6 million provided as of December 31, 2008. The increase in the amount used was mainly attributable to lower net sales of investments in the amount of $5.5 million, the transfer of $1.8 million to restricted cash, offset by $1.0 million decrease in purchases of computer software and hardware and leasehold improvements in our headquarters and in Trust Way.

Financing activities for the year ended December 31, 2009 included debt repayments for the year ended December 31, 2009 in the amount of $1.1 and $3.0 million as of December 31, 2008, offset the incurrence of approximately $1.5 million in indebtedness under the terms of a new revolving line of credit.

On July 17, 2009, the Company entered into an agreement with Wachovia Bank for a $1.5 million revolving line of credit which expires July 16, 2010, unless terminated earlier according to the terms. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay Insurance Agencies, LLC and AssuranceAmerica Managing General Agency LLC, and is guaranteed by the same entities. In addition, TrustWay Insurance Agencies, LLC pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor. The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of December 31, 2009, management believes the Company was in compliance with all these covenants. The interest rate is 3.00% plus 90-day LIBOR due and payable monthly commencing on September 1, 2009. Currently there is $1.5 million in borrowings outstanding under the credit agreement.

The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman, its former Chief Executive Officer, and former Division President of the Company and the issuance of its Series A Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s related party debt consists of unsecured promissory notes payable to its Chairman. The promissory notes carry an interest rate of 8% per annum and provide for the repayment of principal on an annual basis.

On December 22, 2005, the Company consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods, if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.

On March 10, 2009, AAIC purchased all of Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount is being accreted to the interest income over the remaining life of the Capital Securities using the interest method. The purchase resulted in an increase in our investment portfolio for redeemable preferred stock in the amount of $1,015,374.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum Statutory Capital and Surplus of $3.0 million. As of December 31, 2009, AAIC’s statutory Capital and Surplus was $12.3 million.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Loss and LAE Reserves

AssuranceAmerica is required to make certain estimates and assumptions when preparing its financial statements and accompanying notes in accordance with GAAP. One area which requires estimations and assumptions is the establishment of loss and LAE reserves. Loss and LAE reserves are established to reflect the estimated costs of paying claims and claims expenses under insurance policies we have issued. These reserves are an approximation of amounts necessary to settle all outstanding claims, including claims of which we are aware and claims that have been incurred but not reported (“IBNR”) as of the financial statement date.

Loss and LAE reserves are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. When establishing loss and LAE reserves, the Company considers its historical loss experience and current trends or assumptions, particularly those relating to the following factors:

•	Claims settlement and payment practices;

•	Industry averages and average paid losses by state and other geographical regions;

•	Coverage limits and deductibles;

•	Inflation and changes in automobile repair costs, medical costs and industry averages; and

•	Legal and regulatory trends affecting claims settlements and average legal defense costs by state and other geographical regions as they relate to personal injury protection (PIP) and bodily injury.

The Company considers its historical loss experience and the factors set forth above at a state, product, and line of business level to estimate its loss and LAE reserves. The Company reviews its loss and LAE reserves by line of business on a monthly basis as new information becomes known and it is able to observe actual loss development. Our statistical average reserves are reviewed, at a minimum, on a semiannual basis. If emerging issues relating to a product or state necessitate a change in our scheduled reviews of a particular coverage of the business, we would identify and measure variances and make adjustments if necessary. For example, we track medical and auto repair costs and may adjust statistical averages if trends were emerging.

At December 31, 2009 and 2008, we had $ 12.3 million and $12.8 million of net loss and LAE reserves, which included $6.4 million and $4.6 million of case reserves and $5.9 million and $8.2 million of IBNR reserves. During 2009, the company had an increase in case reserves, offset by a reduction in IBNR reserves. This shift is due to a new claims strategy that was implemented in 2009 to strengthen the case reserves by setting up claim reserves more quickly, thereby reducing the need for IBNR reserves. This would ultimately have a positive impact on earnings as the claims will be settled sooner as well.

GROSS RESERVES BY LINE OF BUSINESS AS OF DECEMBER 31, 2009 AND 2008

The following table presents the gross reserves by line of business as of December 31, 2009 and 2008:

	2009	2008
Personal Auto Liability	$37,545,120	$35,570,375
Personal Auto Physical Damage	4,427,863	7,010,324

Total Gross Reserves-Unpaid Losses and LAE	$41,972,983	$42,580,699

The decrease in gross reserves was $0.6 million due to increased production in the liability line of business of $1.9 million, offset by a decline in auto physical damage of $2.6 million, resulting from improved claim handling, lower average frequency and severity in this line of business.

Determination of Loss and LAE Reserves

We begin our determination of loss and LAE reserves by line of business by producing multiple estimates of required reserves, using both paid and incurred data, to determine if a change in the loss and LAE reserves is required. If our initial projections vary significantly, our internal staff performing actuarial functions will further analyze the data using additional techniques. Each review develops a point estimate, which allows us to establish meaningful reserve levels.

In analyzing the ultimate accident year loss experience, our staff reviews incurred and paid loss development patterns at a detailed, line of business level. Changes in patterns are taken into account when selecting loss development factors. These lines of business consist of minimal liability limits, and the loss development is usually short term because a large majority of the parties involved in an accident report their claims within a short time period after the occurrence.

Assumptions regarding needed reserve levels made by the staff take into consideration influences on available historical data that reduce the predictability of our projected future loss costs. Internal considerations that are process-related, which generally result from changes in our claims organization’s activities, include claim closure rates and the number of claims that are closed without payment. External items considered include the litigation atmosphere, state-by-state changes in medical costs, and the availability of services to resolve claims. These also are better understood at the state level than at a more generalized national level.

IBNR reserves are established on a monthly basis and are based on a reserve analysis by the Company’s internal staff performing actuarial functions. Various standard actuarial tests are applied to lines of business. Included in the analyses are the following:

•	Paid and incurred extrapolation methods utilizing paid and incurred loss development to predict ultimate losses;

•	Paid and incurred Bornhuetter-Ferguson method adding expected development to actual paid or incurred experience to project ultimate losses;

•	Frequency and severity method to predict ultimate losses;

•	Pure premium method experience to project ultimate losses; and

•	Ultimate Loss and ALAE by coverage method to predict ultimate losses and ALAE.

For each line of business evaluated, each test generates a low, high and medium point estimate based on development factors applied to known paid and incurred losses. Selections of factors are based on historical loss development patterns with adjustments based on actuarial judgment where anticipated development patterns vary from those seen historically. This estimation of IBNR requires selection of various factors. A single point estimate for the line of business being evaluated is then selected from the results of various tests, based on a combination of simple averages of the point estimates of the various tests and selections based on actuarial judgment.

During the fiscal year ended December 31, 2009, the Company began using average paid losses to establish estimated case reserves. The Company believes that the average paid losses are more indicative of the reserve estimates than average case reserve estimates, which were used previously. The average paid losses better reflect the aforementioned underlying factors used to estimate reserves, thereby improving the accuracy of the reserving.

While the ultimate liability may be greater or lower than recorded loss reserves, the development period for personal auto coverage is shorter than that associated with many other property and casualty coverages and can therefore be established with more certainty than coverages developing over longer periods such as environmental coverage.

Our best estimates of the appropriate amounts for our reserves as of December 31, 2009 and 2008 are included in our financial statements for those years. Our goal is to establish the total reserves and determine the adequacy of reserves to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. At the point in time when we establish the reserves, we have no way of knowing whether our reserve estimates will prove to be high or low and, thus, whether future reserve development will be favorable or unfavorable.

Adjustment to Unpaid Losses and LAE

The Company’s internal staff performing actuarial functions determines the appropriate level of reserves based on its monthly reserve analysis. On a semiannual basis, the Company’s third-party actuary performs an in-depth independent review of our actuarial data and determines whether or not the established reserves for both IBNR, and LAE are within an acceptable range. At the end of each year, our third-party actuary opines on and certifies our reserves. For all years presented, our independent actuary has determined that our reserves are within acceptable ranges, and therefore management has not adjusted the liability for unpaid losses and LAE from the amount determined by its internal staff.

Key Assumptions

AssuranceAmerica estimates liabilities for the costs of losses and LAE for both reported and unreported IBNR claims based on the historical trends and assumptions set forth above. When possible, where deviations from historical trends in these key areas exist, quantitative and qualitative modifications to, or selections of, such factors are made to reflect such deviations. Management analyzes the adequacy of reserves using actuarial data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amount of reserves. The key assumptions and factors discussed under “Critical Accounting Policy Section” previously are taken into account in developing these estimates. AssuranceAmerica reviews loss reserve adequacy monthly by accident year at a line of business level. Reserves are adjusted as additional information becomes known. Such adjustments are reflected in current year operations. Loss and LAE reserves are also certified to state regulators annually.

During each monthly review by the internal staff, factor selections are updated using the additional information obtained with the passage of time. The ultimate loss estimates and held IBNR reserves for the line of business and accident periods effected are adjusted through this updating process. Additionally, the internal staff evaluates the overall reasonableness of the loss and LAE ratios by accident year and by line of business.

Factors that can affect actual frequency include, among others, changes in weather, driving patterns or trends and class of driver. Estimates of average frequency can be affected by changes in claims settlement and reserving practices. Loss severity can be affected by auto repair and medical cost inflation, jury awards and changes in policy limit profiles. Estimation of LAE reserves is subject to variation from factors such as the use of outside adjusters, frequency of lawsuits, claims staffing and experience levels. Key assumptions as of December 31, 2009 and 2008 were premised on historical loss reserve development patterns.

Variability of Reserves for Loss and LAE

Management believes that there are no reasonably likely changes in the key factors and assumptions that materially affect the Company’s estimate of the reserve for loss and LAE that would materially impact the Company’s financial position, liquidity and results of operations. The Company’s low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity, thereby limiting the potential variability the reserve level may have on reported results. For example, approximately 98% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury and property damage, which mitigates the complexity of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.

The following table provides the estimated changes in the liability and related payments made for the calendar years ended December 31, 2009 and 2008:

	2009	2008
Change in net loss and LAE reserves	$(570,678)	$2,422,570
Paid losses and LAE	25,819,127	21,310,157

Total incurred losses and LAE	$25,248,449	$23,732,727

Loss and LAE ratio(1)	73.3%	82.5%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

Losses and Loss Adjustment Expenses (LAE)

The Company’s claims costs represents payments made and estimated future payments to be made to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs relate to current costs under our non-standard state-mandated automobile insurance programs. Claims costs are impacted by loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves.

During the year ended December 31, 2009, our loss and LAE ratio decreased approximately 9%, which reflects 8.3% related to higher premiums due to increased policy fees in 2009 and a slight decrease of 0.9% in industry-wide loss costs and lower personal auto paid severity in both bodily injury and auto physical damage coverages. During the year ended December 31, 2008 our loss and LAE ratio increased approximately 8%, reflecting industry-wide increases in loss costs and higher personal auto paid severity in both bodily injury and personal injury protection coverage. The increase in bodily injury is primarily due to higher medical costs. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

Ceded Reinsurance

AssuranceAmerica cedes a significant portion of its personal automobile premium to other reinsurers. The Company’s reinsurance strategy is to use quota share reinsurance to mitigate the financial impact of losses on its operations, while enabling premium growth within its capital base. Historically, the Company’s reinsurance contracts have been one or two years in duration, subject to renewal.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Six of the Company’s current reinsurers are A- rated or better based on the most recent A.M. Best ratings available, while the seventh reinsurer does not have a rating but is currently in run-off. Further, the reinsurers cover up to $2,000,000 in aggregate claims for extra contractual obligations each policy year.

The impact of reinsurance on the income statement as of December 31 is as follows:

	2009	2008
Premiums ceded written:	$71,998,755	$64,368,129
Ceded commissions incurred:	$16,746,054	$14,858,389
Ceded losses and loss adjustment expenses incurred:	$62,788,154	$54,476,887

The impact of reinsurance on the balance sheets as of December 31 is as follows:

	2009	2008
Reinsurance recoverable:	$43,809,125	$38,987,131
Ceded unpaid losses and loss adjustment expense:	$29,709,859	$29,746,931
Ceded unearned premiums:	$25,098,051	$22,916,150
Reinsurance payable:	$28,523,284	$26,416,490

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force.

During 2009 and 2008, the Company ceded approximately 70% of its premium and losses to the contracted reinsurers. Premium ceded under this reinsurance agreement for the twelve months ended December 31, 2009 and 2008 were $72.0 million and $64.4 million, respectively. The related ceding commission was approximately $16.7 million in 2009 and $14.9 million in 2008. The growth in ceded premium is mainly due to increased premium volume in the states of Florida, Arizona, South Carolina, Indiana and Texas.

Ceded reinsurance for all programs reduced AssuranceAmerica’s incurred losses and LAE by $62.8 million and $54.5 million for the twelve months ended December 31, 2009 and 2008, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverables. As of December 31, 2009, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy AssuranceAmerica’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $43.8 million and $39.0 million as of December 31, 2009 and 2008, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $29.7 million and $29.8 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other insurance companies under the terms of reinsurance agreements in the amount of $14.1 million and $9.2 million as of December 31, 2009 and 2008, respectively. The paid loss recoverables are in good standing as of December 31, 2009.

AssuranceAmerica’s ceded unearned premium relates to policies in force and is earned ratably over the policy period. As of December 31, 2009 and 2008, the ceded unearned reserves amounted to $25.1 million and $22.9 million, respectively. The unearned premium will become earned over the term of the policy. Reinsurance payable of $28.5 million and $26.4 million as of December 31, 2009 and 2008 represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis, and no balances are in dispute through December 31, 2009.

AssuranceAmerica’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes approximately 70% of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. AssuranceAmerica paid ceded premiums net of commissions of $53.1 million and $48.3 million and received reinsurance recoverables on paid loss and loss adjustment expenses of $58.1 million and $44.8 million in 2009 and 2008, respectively.

The Company’s reinsurance strategies have not changed from previous years and the Company’s limited loss exposure is approximately 30%, which is based on the existing quota share agreement, whereby the Company cedes approximately 70% of its losses. While the Company monitors conditions within the reinsurance market, adverse conditions could have an impact on the Company’s ability to secure reinsurance capacity, thereby limiting its ability to cede future losses.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All information required to be disclosed in Item 8 is incorporated by reference from the consolidated financial statements and schedules thereto in Item 15 of this Annual Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and its Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective December 31, 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation under the Internal Control — Integrated Framework, management determined that, as of December 31, 2009, we maintained effective internal control over financial reporting.

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

There is no other information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not so disclosed.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All information regarding executive officers, all information required to be disclosed in Item 10 with respect to our directors is incorporated by reference from the section entitled “Nominees for Board of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2010 (“Proxy Statement”).

All information required to be disclosed in Item 10 with respect to our directors is incorporated by reference from the section entitled “Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement.

All information required to be disclosed in Item 10 with respect to corporate governance is incorporated by reference from the section entitled “Meetings and Committees of the Board” in the Company’s Proxy Statement.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at wwwaainsco.com and provided as an exhibit to this Annual Report. Copies of our code of conduct may also be requested in print by writing to Investor Relations at AssuranceAmerican Corporation, 5500 Interstate North Parkway, Suite 600, Atlanta, Georgia 30328.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Positions Held
David Anthony	50	Vice President — Information Technology, AssuranceAmerica Managing General Agency, LLC
Charlie Brock	55	Vice President — Sales, AssuranceAmerica Managing General Agency, LLC
Mark H. Hain	60	Executive Vice President, General Counsel and Secretary
Guy W. Millner	74	Chairman and Chief Executive Officer
John Mongelli	46	Senior Vice President and Chief Financial Officer
Scott Nelson	42	Regional Vice President — Product Development, AssuranceAmerica Managing General Agency, LLC
Tony Pepsoski	42	Regional Vice President — Product Development, AssuranceAmerica Managing General Agency, LLC
Joseph J. Skruck	45	President and Chief Operating Officer
Gregory D. Woods	48	Controller
Al Yeager	48	Senior Vice President Claims and Underwriting, AssuranceAmerica Managing General Agency, LLC

Biographies of Executive Officers

David H. Anthony has served as Vice President of Information Technology in March 2004 of AssuranceAmerica Managing General Agency, LLC., a subsidiary of the Company, since March 2004. Mr. Anthony has over 20 years of experience in the Information Technology industry with the last 12 focused in the area of consulting. Prior to joining the Company, he served as Vice President of CGI Information Systems and Management Consultants for four years.

Charlie Brock has served as Vice President Sales of AssuranceAmerica Managing General Agency, LLC since he joined the Company in December 2008. He was Chief Marketing Officer and Vice president of Sales for Access Insurance Company from April 2008 to December 2008. He was the President and COO of Executrack, Inc., an executive coaching and training company in Atlanta, GA, from 2003 to April 2008. Prior to 2003, Mr. Brock served in several capacities with The Coca-Cola Company, Frito-Lay and Proctor and Gamble.

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

Guy W. Millner has served as the Chairman of the Board and Chief Executive Officer since June 2003. Mr. Millner served as Chairman of AA Holdings, LLC, the predecessor of AssuranceAmerica Corporation, a Georgia corporation, from 1999 to 2003. From 1961 to 1999, Mr. Millner served as Chairman of Norrell Corporation, a leading provider of staffing and outsourcing solutions.

John M. Mongelli has served as Chief Financial Officer of AssuranceAmerica Corporation since August 2009. He has more than 20 years of financial experience including leadership roles at ChoicePoint, The Coca-Cola Company and Arthur Andersen LLP. Prior to joining the Company, Mr. Mongelli was Vice President and Treasurer of ChoicePoint, a leading provider of data and analytic services to the insurance industry, from 2005 through 2008, he was Vice President of Investor Relations for ChoicePoint, Inc. from 2000 to 2005. Mr. Mongelli currently serves as a board member for the Atlanta chapter of Junior Achievement and Prevent Child Abuse Georgia. He earned a B.S. in Accounting from Villanova University in 1985 and an M.B.A in Finance from Northwestern University in 1991.

Scott M. Nelson is Vice President of Product Development of AssuranceAmerica Managing General Agency, LLC., a subsidiary of the Company. Prior to joining the Company in 2004, Mr. Nelson served as Assistant Vice President, Product Management, for five years for Answer Financial in Encino, CA. Prior to Answer Financial, he managed several states for Windsor Insurance Company, a leading writer of non-standard auto insurance.

Tony Pepsoski is Regional Vice President of Product Development AssuranceAmerica Managing General Agency, LLC. Prior to joining the Company in April 2006, Tony was a Senior Product Manager at The Hartford, managing personal auto and homeowner products. Prior to The Hartford, he managed products for several states for Windsor Insurance Company.

Joseph J. Skruck, CPCU, has served as President and Chief Operating Officer since October 2009. Prior to that Mr. Skruck served as President and Chief Operating Officer of AssuranceAmerica Managing General Agency, LLC, an insurance subsidiary of the Company since January 2002. He served as Senior Vice-President of Sun States Insurance Group from 1998 through 2001.

Gregory D. Woods, joined the Company in 2005 and serves as Controller. Prior to joining the Company, he spent three years with Assurant Group, an insurance products provider in various financial management roles within the company. Mr. Woods also served as the Controller with Aon Specialty Corporation for three years from 1999 to 2002. Prior to 1999, Mr. Woods served in several financial capacities with Orion Capital Companies and Aon Re. He has an insurance accounting career that spans over 20 years.

Al Yeager is Vice President of Claims of Assurance America Managing General Agency, LLC. a subsidiary of the Company. Mr. Yeager has 21 years of claims, product, sales and general management experience with leading companies in the insurance industry. Prior to joining the Company in October 2008, Al served as Regional Vice President of Product Management and as a Vice President of Claims for AIG personal lines from 2004 to 2008. Prior to AIG, he spent 17 years with Progressive Insurance in a variety of capacities across the country. Mr. Yeager holds a B.S. degree in Biochemistry.

Item 11.	EXECUTIVE COMPENSATION

All information required to be disclosed in Item 11 with respect to executive compensation and directors compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, with respect to the Company’s compensation plans under which equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(1)	8,397,371	$0.53	102,629
Equity compensation plans not approved by stockholders	—	N/A	—
Total	8,397,371	$0.53	102,629

(1)	Consists of options granted under the Company’s 2000 Stock Option Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

All information required to be disclosed in Item 13 with respect to related person transactions is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

All information required to be disclosed in Item 13 with respect to Director independence is incorporated by reference from the section entitled “Proposal 1 — Election of Directors” in the Company’s Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

All information required to be disclosed in Item 14 is incorporated by reference from the section entitled “Principal Accountant — Audit and Non-Audit Fees” in the Company’s Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

The following financial statements of the Company, together with the Report of the Company’s Independent Registered Public Accounting Firm dated March 26, 2010, are filed herewith:

(2) Financial Statement Schedules

All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the respective financial statements or related notes.

(3) Exhibits

2.1	Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AA Holdings Acquisition Sub, Inc., AA Holdings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 16, 2003).

2.2	Asset Purchase Agreement by and between TrustWay Insurance Agencies, LLC, AssuranceAmerica Corporation, Thomas-Cook Holding Company and James C. Cook (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).

3.1	Amended And Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 9, 2003).

3.3	By-Laws of the Company (incorporated by reference to the Company’s Form 10 filed on May 30, 1972).

3.4	Amendment to the Company’s By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).

3.5	Amendment to the Company’s By-Laws adopted June 26, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003).

3.6	Amendment to the Company’s By-Laws adopted June 15, 2004 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004).

4.1	Certificate of Designations Establishing the Powers, Preferences, limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

4.2	Amendment to Certificate of Designations Establishing the Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005).

4.3	Amended and Restated Trust Agreement dated December 22, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 27, 2005).

4.4	Junior Subordinated Indenture dated December 22, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 27, 2005).

10.1*	Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on October 20, 2000).

10.2*	Amendment to the Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Appendix 3 to the Company’s Definitive Proxy Statement filed on April 11, 2006).

10.3*	Promissory Note assumed by the Company to Guy W. Millner dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.4	Promissory Note assumed by the Company to Lawrence Stumbaugh dated January 3, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.5*	Promissory Note assumed by the Company to Guy W. Millner dated August 31, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.6*	Employment Agreement between Agencies and James C. Cook dated July 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2003).

10.7*	Executive Employment Agreement between AssuranceAmerica Managing General Agency, LLC and Joseph J. Skruck (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 8, 2006).

10.8	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2005).

10.9	Amendment to Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2005).

10.10*	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2005).

10.11*	Description of Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended June 30, 2005).

10.12	Guarantee Agreement dated December 22, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2005).

10.13*	Executive Employment Agreement between Sercap Holdings, LLC and Lawrence Stumbaugh effective July 10, 2002 and assumed by the Company effective April 1, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10KSB for the year ending December 31, 2005).

10.14	Loan Agreement, dated July 17, 2009, by and between AssuranceAmerica Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for quarter ended June 30, 2009).

10.15	Revolving Loan Note, dated July 17, 2009, by and between AssuranceAmerica Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for quarter ended June 30, 2009).

10.16	Pledge Agreement, dated July 17, 2009, by and between AssuranceAmerica Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q for quarter ended June 30, 2009).

10.17	Guaranty of Payment Agreement, dated July 17, 2009, by and between by AssuranceAmerica Managing General Agency, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s 10-Q for quarter ended June 30, 2009).

10.18	Guaranty of Payment Agreement, dated July 17, 2009, by and between Trustway T.E.A.M., Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s 10-Q for quarter ended June 30, 2009).

10.19	Guaranty of Payment Agreement, dated July 17, 2009, by and between Trustway Insurance Agencies, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s 10-Q for quarter ended June 30, 2009).

10.20	Pledge Agreement, dated July 17, 2009, by and between Trustway Insurance Agencies, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s 10-Q for quarter ended June 30, 2009).

10.21*	Executive Employment Agreement between AssuranceAmerica Corporation and Mark H. Hain effective November 20, 2007, as amended by that certain Addendum to Employment Agreement, dated November 20, 2007, by and between AssuranceAmerica Corporation and Mark H. Hain.

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Transition Report on Form 10-KSB for the transition period from April 1, 2003 to December 31, 2003).

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANCEAMERICA CORPORATION

By:	/s/ GUY W. MILLNER
Guy W. Millner,
Chairman and Chief Executive Officer

Date: March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Guy W. Millner Guy W. Millner	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 26, 2010

/s/ John Mongelli John Mongelli	Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 26, 2010

/s/ Donald Ratajczak Donald Ratajczak	Director	Date: March 26, 2010

/s/ Quill O. Healey Quill O. Healey	Director	Date: March 26, 2010

/s/ John E. Cay, III John E. Cay, III	Director	Date: March 26, 2010

/s/ Kaaren J. Street Kaaren J. Street	Director	Date: March 26, 2010

/s/ Sam Zamarripa Sam Zamarripa	Director	Date: March 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

AssuranceAmerica Corporation

We have audited the consolidated balance sheets of AssuranceAmerica Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of AssuranceAmerica Corporation’s internal control over financial reporting as of December 31, 2009 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

Porter Keadle Moore, LLP

Atlanta, Georgia

March 26, 2010

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$6,253,643	$8,287,149
Cash restricted	1,800,000	—
Short-term investments	365,717	652,480
Long-term investments, at fair value (amortized cost $7,745,142 and $8,666,809)	7,518,144	8,194,572
Long-term investments, held to maturity at amortized cost (fair value $4,981,850)	1,015,374	—
Marketable equity securities, at fair value (cost $1,888,334 and $2,407,093)	1,918,841	1,776,671
Other securities	155,000	155,000
Investment income due and accrued	180,719	96,186
Receivable from insureds	35,173,717	31,162,658
Reinsurance recoverable (including $14,099,266 and $9,240,200 on paid losses)	43,809,125	38,987,131
Prepaid reinsurance premiums	25,098,051	22,916,150
Deferred acquisition costs	2,457,647	2,321,517
Property and equipment (net of accumulated depreciation of $4,344,673 and $3,595,679)	2,012,963	2,530,352
Other receivables	1,766,762	1,655,375
Prepaid expenses	510,558	608,861
Intangibles (net of accumulated amortization of $3,051,877 and $2,665,727)	7,509,934	7,780,959
Security deposits	105,315	105,060
Prepaid income tax	249,452	238,443
Deferred tax assets	2,909,229	3,699,994
Other assets	335,526	348,472

Total assets	$141,145,717	$131,517,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$8,551,370	$7,496,998
Unearned premium	35,916,156	32,907,714
Unpaid losses and loss adjustment expenses	41,972,983	42,580,699
Reinsurance payable	28,523,284	26,416,490
Provisional commission reserve	3,599,289	3,361,045
Funds withheld from reinsurers	1,875,000	75,000
Revolving line of credit	1,500,000	—
Notes payable and related party debt	774,001	1,720,108
Junior subordinated debentures payable	4,981,850	4,975,185

Total liabilities	127,693,933	119,533,239

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value (authorized 120,000,000 and 80,000,000, outstanding 65,144,357 and 64,953,881)	651,443	649,538
Surplus-paid in	17,363,620	16,911,635
Accumulated deficit	(4,440,473)	(4,888,220)
Accumulated other comprehensive loss:
Net unrealized losses on investment securities, net of taxes	(122,806)	(689,162)

Total stockholders’ equity	13,451,784	11,983,791

Total liabilities and stockholders’ equity	$141,145,717	$131,517,030

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008
Revenue:
Gross premiums written	$107,249,107	$93,281,015
Ceded premiums written	(71,998,755)	(64,368,129)

Net premiums written	35,250,352	28,912,886
Change in unearned premiums, net of prepaid reinsurance premiums	(826,540)	(145,160)

Net premiums earned	34,423,812	28,767,726
Commission income	21,641,251	21,375,128
Managing general agent fees	10,277,414	12,505,161
Net investment income	670,244	670,148
Net investment losses on securities	(362,030)	(388,226)
Other fee income	341,549	307,828

Total revenue	66,992,240	63,237,765

Expenses:
Losses and loss adjustment expenses	25,248,449	23,732,727
Selling, general, and administrative	38,871,540	38,688,254
Stock option expense	333,890	49,047
Depreciation and amortization expense	1,183,299	1,287,614
Goodwill impairment	—	3,374,057
Interest expense	458,500	717,829

Total operating expenses	66,095,678	67,849,528

Income (loss) before income taxes	896,562	(4,611,763)
Income tax provision (benefit)	448,815	(1,396,875)

Net income (loss)	$447,747	$(3,214,888)

Earnings (loss) per common share:
Basic	$0.007	$(0.050)
Diluted	$0.007	$(0.050)
Weighted average shares outstanding-basic	65,120,526	64,922,269
Weighted average shares outstanding-diluted	65,284,661	64,922,269

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2009 and 2008

	Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance, December 31, 2007	64,803,881	$648,039	$16,782,588	$(1,673,332)	$70,505	$15,827,800
Stock issued	170,000	1,699	79,800	—	—	81,499
Stock retired	(20,000)	(200)	200	—	—	—
Stock option expense	—	—	49,047	—	—	49,047
Change in value of available-for-sale securities, net of taxes	—	—	—	—	(759,667)	(759,667)
Net loss	—	—	—	(3,214,888)	—	(3,214,888)

Balance, December 31, 2008	64,953,881	649,538	16,911,635	(4,888,220)	(689,162)	11,983,791
Stock issued	190,476	1,905	118,095	—	—	120,000
Stock option expense	—	—	333,890	—	—	333,890
Change in value of available-for-sale securities, net of taxes	—	—	—	—	566,356	566,356
Net income	—	—	—	447,747	—	447,747

Balance, December 31, 2009	65,144,357	$651,443	$17,363,620	$(4,440,473)	$(122,806)	$13,451,784

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA COPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2009	2008
Net income (loss)	$447,747	$(3,214,888)

Other comprehensive income (loss):
Change in unrealized (losses) gains of investments:
Unrealized (losses) gains arising during the year	544,139	(1,603,693)
Reclassification adjustment for realized losses recognized during the year	362,030	388,226

Net change in unrealized realized (losses) and gains	906,169	(1,215,467)
Deferred income tax benefit (expense) effect on above changes	(339,813)	455,800

Other comprehensive income (loss)	566,356	(759,667)

Comprehensive income (loss)	$1,014,103	$(3,974,555)

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$447,747	$(3,214,888)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Net investment losses	362,030	388,226
Goodwill impairment	—	3,374,057
Depreciation and amortization	1,209,171	1,287,614
Stock-based compensation	333,890	49,047
Loss on disposal of property and equipment	23,680	3,454
Deferred tax provision (benefit)	450,951	(1,419,741)
Changes in assets and liabilities:
Investment income due and accrued	(84,533)	62,795
Receivables	(4,122,446)	(1,049,621)
Prepaid expenses and other assets	110,994	247,053
Unearned premiums	3,008,442	1,916,149
Unpaid loss and loss adjustment expenses	(607,716)	8,919,885
Reinsurance payable	2,106,794	1,242,352
Reinsurance recoverable	(4,821,994)	(9,660,119)
Prepaid reinsurance premiums	(2,181,901)	(1,770,989)
Accounts payable and accrued expenses	1,054,372	335,435
Funds withheld from reinsurers	1,800,000	52,429
Prepaid income taxes	(11,009)	(89,766)
Deferred acquisition costs	(136,130)	(191,194)
Provisional commission reserve	238,244	397,737

Net cash provided (used) by operating activities	(819,414)	879,915

Cash flows from investing activities, net of effect of agency acquisitions:
Purchases of property and equipment, net	(303,440)	(1,206,894)
Changes in short-term investments	286,763	(9,556)
Proceeds from sales, maturities and calls of investments	8,078,810	10,861,877
Purchases of investments	(8,030,718)	(5,013,579)
Transfer of funds to restricted cash	(1,800,000)	—
Sale of book of business	30,000	—
Cash paid for acquisition of agencies, net of cash acquired	(34,200)	(55,200)

Net cash provided (used) by investing activities, net of effect of agency acquisitions	(1,772,785)	4,576,648

Cash flows from financing activities:
Repayments of notes payable	(1,061,307)	(3,039,005)
Borrowings on line of credit	1,500,000	—
Proceeds from notes payable	—	276,250
Stock issued, net of expenses	120,000	81,499

Net cash provided (used) by financing activities	558,693	(2,681,256)

Net increase (decrease) in cash and cash equivalents	(2,033,506)	2,775,307
Cash and cash equivalents, beginning of period	8,287,149	5,511,842

Cash and cash equivalents, end of period	$6,253,643	$8,287,149

See note 15 for supplemental cash flow information.

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(1)	Description of Business

AssuranceAmerica Corporation, a Nevada corporation (the “Company”), is an insurance holding company whose business is comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”) and TrustWay Insurance Agencies, LLC (“TrustWay”), each wholly-owned. The Company solicits and underwrites nonstandard personal passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.

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

The Company’s liability for unpaid losses and loss adjustment expenses (an estimate of the ultimate cost to settle claims both reported and unreported), while supported by actuarial projections and other data, is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, management believes that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

Goodwill represents the amount by which the cost of acquired net assets exceeds related fair value. Other intangible assets include the costs of specifically identifiable intangible assets, primarily customer renewal lists. In accordance with Statement of Financial Accounting Standards Codification (“ASC”) 350, the carrying value of goodwill and other intangible assets is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. The Company uses an independent valuation firm to assist in its assessment of possible impairment of intangible assets. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. The Company recognized a goodwill impairment loss of $3.4 million in 2008 related to its TrustWay retail operations.

New Accounting Standards Adopted

Effective April 1, 2009, the Company adopted ASC 320-10-65-1, which provides recognition guidance for debt securities classified as available-for-sale and held-to-maturity and subject to other-than-temporary impairment (“OTTI”) guidance. If the fair value of a debt security is less than its amortized cost basis at the reporting date, an entity shall assess whether the impairment is an OTTI. This standard defines the situations under which an OTTI should be considered to have occurred. When an entity intends to sell the security or more

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

likely than not it will be required to sell the security before recovery of its amortized cost basis, an OTTI is recognized in earnings. When the entity does not expect to recover the entire amortized cost basis of the security even if it does not intend to sell the security, the entity must consider a number of factors and use its best estimate of the present value of cash flows expected to be collected from the debt security in order to determine whether a credit loss exists, and the period over which the debt security is expected to recover. The amount of total OTTI related to the credit loss shall be recognized in earnings while the amount of the total OTTI related to other factors shall be recognized in other comprehensive income. Both the statement of operations and the statement of accumulated other comprehensive income are required to display the OTTI related to credit losses and the OTTI related to other factors on the face of each statement.

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

Effective April 1, 2009, the Company adopted ASC 825-10-65-1, which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements; and requires those disclosures in summarized financial information for periods ending after June 15, 2009. The disclosures are not required for earlier periods presented for comparative purposes and earlier adoption is permitted in conjunction with the implementation. The adoption of this standard did not impact the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855-10 new guidance regarding subsequent events. This new standard applies to interim and annual financial periods ending after June 15, 2009. This statement establishes principles

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

setting forth the period after the balance sheet during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements. For purposes of this accounting standard, the Company evaluated events and transactions and no subsequent events existed at the time of filing. A recent clarification was issued that states SEC filers do not have to disclose the subsequent events update date.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 — Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The FASB Accounting Standards Codification™ (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. This Statement was effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.

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

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash demand deposits, money market accounts and bank certificates of deposit with a maturity of less than three months.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of equity securities and long-term bonds purchased are adjusted to reflect the current market value, except for the redeemable preferred stock, which is carried at amortized cost. The carrying value of the junior subordinated debentures approximates the fair value because the interest rate adjusts quarterly. Changes in market values on unrealized gains and losses are reflected in the shareholder equity section on the balance sheet.

Deferred Acquisition Costs

Deferred acquisition costs (“DAC”) include premium taxes and commissions incurred in connection with the production of new and renewal business, less commissions ceded to reinsurers. These costs are deferred and amortized over the period in which the related premiums are earned. The Company does not consider anticipated investment income in determining the recoverability of these costs. Based on current indications, management believes that these costs will be fully recoverable and, accordingly, no reduction in DAC has been recognized.

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are as follows: Furniture and fixtures — 5 to 7 years; equipment — 3 to 5 years; software currently in service — 3 to 5 years; autos — 3 to 5 years; leasehold improvements — over the remaining life of the lease, including options. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $797,149 and $862,436 for the twelve months ended December 31, 2009 and 2008, respectively.

A summary of property and equipment is as follows:

	December 31, 2009	December 31, 2008
Furniture and equipment	$1,482,878	$1,474,203
Automobile	95,840	35,263
Computer equipment	1,842,661	1,759,029
Computer software	1,766,481	1,671,628
Leasehold improvements	1,169,776	1,185,908
Less: accumulated depreciation	(4,344,673)	(3,595,679)

	$2,012,963	$2,530,352

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Amortization of Intangible Assets

Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Goodwill and certain intangibles with indefinite lives are not amortized, but instead are tested for impairment at least annually. The non-compete agreements and restrictive covenants are amortized on a straight-line basis varying from 2 years to 5 years and the renewal lists are being amortized on a straight-line basis over a period of 10 years. Amortization expense was $386,150 and $425,494 for the twelve months ended December 31, 2009 and 2008, respectively.

Intangible assets include the following:

	December 31, 2009	December 31, 2008
Goodwill	$6,086,726	$6,027,061
Non-compete clause	809,500	781,500
Renewal list	3,445,585	3,418,125
Restrictive covenants	220,000	220,000

	10,561,811	10,446,686
Less accumulated amortization	(3,051,877)	(2,665,727)

	$7,509,934	$7,780,959

The estimated aggregate amortization expense for each of the succeeding five fiscal years is:

2010	$357,663
2011	$356,163
2012	$354,946
2013	$313,071
2014	$279,257

The Company conducted its review of the carrying value of goodwill and other intangible assets and concluded that the fair value of its retail operations was greater than the carrying amount of those operations for 2009. The Company does not anticipate any goodwill write downs in the future based on recent cost reductions and operational changes in the retail operations. The Company uses an independent valuation firm to assist in its assessment of possible impairment of intangible assets.

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

Revenue Recognition

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

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009 and 2008 was $658,452 and $1,490,592 respectively.

Stock Options

The Company accounts for stock options in accordance with ASC 718, Compensation — Stock Compensation, which requires companies to expense in their financial statements the estimated fair value of awarded stock options after the effective date. The Company adopted this accounting method using the modified prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and discloses the pro forma effects on net income as if the fair value of these options had been expensed. The disclosure provisions required by ASC 718 are provided in Note 9.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The principal assets and liabilities that generate these temporary differences are unearned premiums, loss and loss adjustment expense reserves, deferred policy acquisition costs, operating loss and tax-credit carry forwards, realized capital losses and non-deductible provisions for unearned revenue and goodwill. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.

The Company has entered into a tax sharing agreement with AAIC. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC and the Company. TrustWay and MGA are not paying tax entities for federal income tax purposes and their results are consolidated with the Company’s tax return. AAIC pays only federal income tax. The total AAIC tax expense was $0.9 million in 2009 and a $0.2 million tax benefit in 2008.

Reclassifications

Certain 2008 amounts have been reclassified to conform with the 2009 presentation. These reclassifications had no effect on the operations, financial conditions or cash flow of the Company.

(3)	Investments

All of the Company’s marketable equity and long-term investment securities have been classified as available-for-sale, except for the redeemable trust preferred, which is carried at amortized cost. The Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates, asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders’ equity, net of related deferred income taxes.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized losses for the twelve months ended December 31, 2009 and 2008 were $196,489 and $1,102,659, respectively.

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

At December 31, 2009, long-term investments carried at market value of $4,587,600 and short-term investments of approximately $151,089 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments follows as of:

	December 31, 2009	December 31, 2008
Short-term investments and bank certificates of deposit	$365,717	$652,480
U.S. Treasury securities and obligations of U.S. government corporations and agencies	4,967,070	2,987,148
Public utilities	—	455,894
Obligations of states and political subdivisions	—	2,451,827
Corporate debt securities	3,566,448	2,299,703
Marketable equity securities	1,918,841	1,776,671

Total	$10,818,076	$10,623,723

The amortized cost, fair value and gross unrealized gains or losses of debt securities available-for-sale at December 31, 2009, by contractual maturity, are shown below:

Years to Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
One to five years	$4,501,055	$45,063	$34,560	$4,511,558
Five to ten years	2,325,276	3,674	220,404	2,108,546
Over ten years	918,811	—	20,771	898,040

Total	$7,745,142	$48,737	$275,735	$7,518,144

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at December 31, 2009 and 2008, by security type, are shown below:

Security Type — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,016,183	$3,674	$52,787	$4,967,070
Corporate debt securities	2,728,959	45,063	222,948	2,551,074
Marketable equity securities	1,888,334	176,186	145,679	1,918,841

Total	$9,633,476	$224,923	$421,414	$9,436,985

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Security Type — December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,923,748	$63,432	$32	$2,987,148
Obligations of states and political subdivisions	2,741,027	—	289,200	2,451,827
Public utilities	468,846	—	12,952	455,894
Corporate debt securities	2,533,188	1,890	235,375	2,299,703
Marketable equity securities	2,407,093	26,870	657,292	1,776,671

Total	$11,073,902	$92,192	$1,194,851	$9,971,243

The amortized cost of securities held to maturity at December 31, 2009 and 2008, by security type, is shown below:

Security Type — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized losses	Fair Value
Corporate debt securities	$1,015,374	$3,966,476	$—	$4,981,850

As of December 31, 2009, the Company has determined that all of the unrealized losses in the table above were temporary.

There were no fundamental valuation issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. The carrying amounts of individual assets are reviewed at each balance sheet date to assess whether the fair values have declined below the carrying amounts. The Company considers internal and external information, such as credit ratings in concluding that the impairments are not other than temporary.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2009 and 2008.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
December 31, 2009:
U.S. Treasury and government agencies	$52,787	$4,467,069	$—	$—
Corporate debt securities	9,604	1,162,896	213,344	327,822
Equity securities	6,308	84,836	139,371	657,196

	$68,699	$5,714,801	$352,715	$985,018

December 31, 2008:
U.S. Treasury and government agencies	$32	$499,375	$—	$—
Obligations of state and political entities	—	—	289,200	2,451,827
Public utilities	12,952	455,894	—	—
Corporate debt securities	117,966	1,417,330	117,409	422,818
Equity Securities	426,646	1,104,712	230,646	298,142

	$557,596	$3,477,311	$637,255	$3,172,787

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The total proceeds from sales, maturities and calls, received on investments amounted to $8,078,810 and $10,861,877 for the year 2009 and 2008, respectively. The Company had realized gains and losses of $243,446 and $605,476 during 2009 and $71,544 and $459,770 for the same period last year.

(4)	Fair Value Disclosures

The fair value of our investments in fixed income and equity securities is based on observable market quotations, other market observable data, or is derived from such quotations and market observable data. We utilize third party pricing services, brokers and internal valuation models to determine fair value. We gain assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through our ongoing monitoring of the fair values received or derived internally.

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

The following table illustrates the fair value measurements as of December 31, 2009:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Available for sale securities	$4,967,070	$2,551,074	$—
Marketable equity securities	1,918,841	—	—

Total	$6,885,911	$2,551,074	$—

(5)	Losses and Loss Adjustment Expenses

The estimated liabilities for losses and loss adjustment expenses (“LAE”) include the accumulation of estimates for losses for claims reported prior to the balance sheet dates (“case reserves”), estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported (“IBNR”) and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are within a reasonable and acceptable range of adequacy. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated monthly and any resulting adjustments are reflected in current operations.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	December 31, 2009	December 31, 2008
Case basis	$6,412,373	$4,561,487
IBNR	5,850,751	8,272,281

Total	$12,263,124	$12,833,768

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2009	2008
Balance at January 1	$42,580,699	$33,660,814
Less reinsurance recoverables on unpaid losses	(29,746,931)	(23,249,616)

Net balance at January 1	12,833,768	10,411,198

Add losses and LAE incurred, net, related to:
Current year	26,002,449	22,979,727
Prior years	(754,000)	753,000

Net losses and LAE incurred in the current year	25,248,449	23,732,727

Deduct losses and LAE paid, net, related to:
Current year	(16,195,132)	(13,060,000)
Prior years	(9,623,961)	(8,250,147)

Net claim payments in the current year	(25,819,093)	(21,310,147)

Net balance at December 31	12,263,124	12,833,768
Plus reinsurance recoverables on unpaid losses	29,709,859	29,746,931

Balance at December 31	$41,972,983	$42,580,699

The majority of the Company’s net claim payments relates to accidents occurring in the current year. As a result of changes in estimates of insured events in prior years, the net claims and claim adjustment expenses incurred for prior years decreased by $754,000 in 2009 reflecting lower than anticipated losses and increased by $753,000 for 2008 due to unfavorable loss development related to prior accident years. In 2009, a decrease in the number of late reported personal auto claims and a decrease in the estimated severity on these claims, were primary contributors to the favorable development. The unfavorable development in 2008 reflected the recognition of higher severity for prior accident years than had been previously estimated.

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

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements the Company has four reinsurers that are required to collateralize the reinsurance recoverable. As of December 31, 2009 three reinsurers have provided a letter of credit or secured trust account to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreement and one reinsurer has provided cash that is restricted for the purpose of providing security to satisfy AAIC’s obligations. The Company believes the fair value of its reinsurance recoverable approximates their carrying amounts.

The impact of reinsurance on the statements of operations for the period ended December 31 is as follows:

	2009	2008
Premiums written:
Direct	$107,028,108	$92,214,798
Assumed	220,999	1,066,217
Ceded	(71,998,755)	(64,368,129)

Net	$35,250,352	$28,912,886

Premiums earned:
Direct	$103,802,226	$90,020,278
Assumed	438,438	1,344,589
Ceded	(69,816,852)	(62,597,140)

Net	$34,423,812	$28,767,726

Losses and loss adjustment expenses incurred:
Direct	$87,576,342	$77,033,851
Assumed	460,261	1,175,763
Ceded	(62,788,154)	(54,476,887)

Net	$25,248,449	$23,732,727

The impact of reinsurance on the balance sheets as of December 31 is as follows:

	2009	2008
Unpaid losses and loss adjustment expense:
Direct	$41,814,027	$42,353,968
Assumed	158,956	226,731
Ceded	(29,709,859)	(29,746,931)

Net	$12,263,124	$12,833,768

Unearned premiums:
Direct	$35,915,592	$32,689,711
Assumed	564	218,003
Ceded	(25,098,051)	(22,916,150)

Net	$10,818,105	$9,991,564

The Company received $16,746,054 in commissions on premiums ceded during 2009. Had all of the Company’s reinsurance agreements been cancelled at December 31, 2009, the Company would have returned $5,825,000 in reinsurance commissions to its reinsurers and its reinsurers would have returned $25,098,051 in

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

unearned premiums to the Company. The Company paid commissions of $93,118 on premiums assumed during 2009. Had all of the assumed agreements been cancelled at December 31, 2009, the Company would have received $113 in reinsurance commissions from its reinsurers and the Company would have returned $564 in unearned premiums to reinsurers.

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

The total liability for excess provisional commissions received as of December 31, 2009 by policy year is:

Policy Year	Amount
2008	$1,619,655
2009	1,979,634

Total	$3,599,289

(7)	Borrowings

Rovolving Line of Credit

On July 17, 2009, the Company entered into an agreement with Wachovia Bank for a $1.5 million revolving line of credit which expires July 16, 2010, unless terminated earlier according to the terms. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay Insurance Agencies, LLC and AssuranceAmerica Managing General Agency LLC, and is guaranteed by the same entities. In addition, TrustWay Insurance Agencies, LLC pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor. The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of December 31, 2009, management believes the Company was in compliance with all these covenants. The interest rate is 3.00% plus 90-day LIBOR due and payable monthly commencing on September 1, 2009. Currently there is $1.5 million in borrowings outstanding under the credit agreement.

Notes Payable, Related Party

The Company has one note payable with a related party totaling to $483,606, including accrued interest, at December 31, 2009. This debt consists of one unsecured promissory note that is payable to its CEO and chairman of the board. The promissory note provides for the repayment of principal beginning in December 2004 in an amount equal to the greater of $1.1 million or an amount equal to 25% of the Company’s net income after tax, plus non-cash items, less working capital. However, the promissory note also permits the Company to postpone any and all payments under the promissory note without obtaining the consent of the holder, and without giving notice or paying additional consideration.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other Notes Payable

The Company had two other notes payable outstanding as of December 31, 2009. First, on January 14, 2008 the Company issued a note payable in the amount of $276,250 with Information Distribution & Marketing, Inc. for the purchase of a software package that grants us a perpetual license to the source code and the ability to develop derivatives and advance the product to meet business demands and react to changing market conditions. The note requires monthly principal and interest payments beginning in January 2008 and matures in November 2012 with an interest rate of 2.8871% per annum. The outstanding balance on the note at December 31, 2009 is $175,195.

Second, as a result of the acquisition of First Choice Insurance Agency effective February 26, 2009 the Company issued an unsecured promissory note payable to the former owner in the amount of $115,200 which carries an interest rate of 5%, with four equal quarterly installments of principal and interest payments beginning February 26, 2010.

Junior Subordinated Debentures

On December 22, 2005, the Company, through a newly-formed Delaware statutory trust, AssuranceAmerica Capital Trust I (the “Trust”), consummated the private placement of 5,000 of the Trust’s floating rate Capital Securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate Common Securities, with a liquidation amount of $1,000 per common security. The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Debentures bear interest at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. The Debentures and Capital Securities mature on December 31, 2035, but may be redeemed at par beginning December 31, 2010 if and to the extent the Company exercises its right to redeem the Debentures. The Capital Securities require quarterly distributions by the Trust to the holders of the Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures. The Company has guaranteed the obligations of the Trust.

On March 10, 2009, AAIC purchased all of Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount is being accreted to the interest income over the remaining life of the Capital Securities using the interest method. The purchase resulted in an increase in our investment portfolio for redeemable preferred stock in the amount of $1,015,374.

Scheduled Maturities of Long-term Debt

The aggregate annual maturities of payments due on long-term debt outstanding as of December 31, 2009 are as follows:

Amount
2010	$658,533
2011	56,873
2012	58,595
2013	—
2014 and thereafter	4,981,850

Total	$5,755,851

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(8)	Income Taxes

The provision for federal and state income taxes for the years ended are as follows:

	December 31,
	2009	2008
Current taxes	$(2,137)	$22,866
Net operating loss carryforward utilized (generated)	580,749	(579,000)
Deferred	(129,797)	(840,741)

Total provision for income taxes	$448,815	$(1,396,875)

The provision for income taxes in the accompanying consolidated statements of operations differed from the statutory rate of 34% as follows:

	2009	2008
Income (loss) before income taxes	$896,562	$(4,611,763)
Income tax expense at statutory rate	304,831	(1,567,999)

Tax effect of:
Tax exempt interest income	(32,753)	(51,446)
Incentive stock option expense	113,523	16,676
Goodwill	—	319,568
State taxes, net of federal tax benefit	48,660	(126,393)
Other, net	14,554	12,719

Total income tax expense (benefit)	$448,815	$(1,396,875)

The balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

	2009	2008
Deferred income tax assets:
Discounting of loss reserves	$247,000	$277,000
Federal operating loss carry-forward	815,000	1,392,000
Goodwill	1,615,000	1,615,000
Unearned premium reserves	811,000	749,000
Capital losses carryforward	281,000	145,000
Unrealized losses on securities available for sale	75,000	413,000
Other	6,000	—

Gross deferred tax assets	3,850,000	4,591,000

Deferred income tax liabilities:
Deferred acquisition costs	922,000	871,000
Depreciation	19,000	21,000

Gross deferred tax liabilities	941,000	892,000

Net deferred tax assets	$2,909,000	$3,699,000

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

ASC 740, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists.

The Company has net operating loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between 2019 and 2028. The loss carry-forwards at December 31, 2009 were $2,174,433. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003 and on January 1, 2006 for carry-forwards related to the acquisition of The Insurance Center, Inc. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

The Company has unused net operating loss carry forwards available to offset future taxable income as follows:

Expires 2019	$448,854
Expires 2020	920,162
Expires 2021	124,456
Expires 2022	2,220
Expires 2024	241,662
Expires 2025	17,487
Expires 2028	419,592

$2,174,433

ASC 740 “Accounting for Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority. A tax position that meets the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Based on the judgment of management and its tax advisors, all items included in the inventory of tax positions have been determined to meet the more-likely-than-not standard and have been included at full value in the financial statements of the Company as of December 31, 2009 and 2008.

(9)	Capital Stock

Common Stock

During 2009 and 2008, the Company issued 190,476 and 120,000 shares of common stock, $.01 par value to its board of directors.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

The Company’s 2000 Stock Option Plan provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value). The aggregate number of common shares authorized under the plan is currently 8,500,000.

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

	2009	2008
Expected volatility	106% - 109%	107% - 111%
Weighted average volatility	107%	108%
Risk-free interest rate	2.71 - 3.85%	2.64% - 4.07%
Expected term (in years)	5.0	5.0
Expected forfeitures	6.6%	8.0%

A summary of all stock option activity during 2009 and 2008 follows:

	2009		2008
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Beginning of year	6,230,008	$0.66	4,946,665	$0.80
Add (deduct):
Granted	2,229,890	$0.27	2,161,943	$0.38
Exercised	—	$—	(50,000)	$0.25
Forfeited	(670,177)	$0.57	(778,600)	$0.78
Expired	—	$—	(50,000)	$0.25

End of year	7,789,721	$0.56	6,230,008	$0.66

Exercisable, end of year	2,918,634	$0.68	2,070,400	$0.71

The weighted-average grant date fair value of options granted during the twelve-months ended December 31, 2009 and December 31, 2008 was $0.2064 and $0.3753, respectively. The total intrinsic value of options exercised during the twelve months ended December 31, 2009 and December 31, 2008 was $0 and $8,500, respectively.

Total compensation cost for share-based payment arrangements recognized for the twelve month period ended December 31, 2009 and December 31, 2008 was $333,890 and $49,047, respectively.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009, the total compensation cost related to non-vested awards not yet recognized in the financial statements is $1,946,798. The Company expects to recognize the compensation cost over the weighted-average contractual term of 7.88 years.

For options granted prior to January 1, 2006, the Company continues to follow the intrinsic value method, but discloses the pro forma effects on net income (loss) had the fair value of these options been expensed, as follows:

	For the Twelve Months Ended December 31,
	2009	2008
Net income (loss) as reported	$447,747	$(3,214,888)
Compensation effect, net of tax effect	(75,491)	(113,663)

Pro forma net income (loss)	$372,256	$(3,328,551)

Basic and diluted net income (loss):
As reported — Basic	$0.007	$(0.050)
Pro forma — Basic	$0.006	$(0.051)
As reported — Diluted	$0.007	$(0.050)
Pro forma — Diluted	$0.006	$(0.051)

The following fully vested stock options and stock options expected to vest were outstanding or exercisable as of December 31, 2009:

	Options Outstanding	Options Exercisable
Number of shares	7,789,721	2,918,634
Weighted average exercise price	$0.56	$0.68
Aggregate intrinsic value	$318,626	$64,216
Weighted average remaining contractual term	7.96 years	1.50 years

The following stock options were outstanding or exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.21 < $1.00	6,764,721	8.37 years	$0.45	2,573,634	$0.58
$1.00 < $1.81	1,025,000	5.24 years	$1.30	345,000	$1.46

	7,789,721	7.96 years	$0.56	2,918,634	$0.68

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(10)	Risk

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

(II) CREDIT RISK — the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers with an A.M. Best rating of “B++” or better, and by requiring a letter of credit or trust fund to secure reinsurance recoverables as well as provide for any amounts deemed uncollectible. As of December 31, 2009, there were no amounts deemed uncollectible.

(III) INTEREST RATE RISK — the risk that interest rates will change and cause a decrease in the value of an insurer’s investments. To the extent that liabilities come due more quickly than assets mature, an insurer might have to sell assets prior to maturity and potentially recognize a gain or a loss. The Company, in accordance with its investment policy, manages its investment portfolio duration according to expected liability duration needs. Since the Company’s liabilities are predominantly short-term in nature, the investment portfolio is also short-term duration.

Concentration of Risk

As of December 31, 2009 the Company’s strategy is to spread its risks geographically in order to mitigate its risk in a specific state where it is dependent on the economies in those states. Hence, the Company operates in Alabama, Arizona, Indiana, Florida, Georgia, Louisiana, Mississippi, South Carolina and Texas and plans to enter additional states in the future.

The Company’s profitability depends on its ability to determine rates accurately. However, it is difficult to price accurately due to inflation on medical care, auto parts and repair services costs. If the Company under priced its risks, this could have a negative impact on its profit margins, or over pricing could reduce sales volume and lose our competitiveness and affect profitability as well.

Concentration of Credit Risk

The primary credit risk for the Company is with its investment portfolio and balances due from reinsurers. The Company’s investment committee monitors credit risk to ensure risk is minimized.

Additionally, the Company maintains a relationship with seven reinsurers. The Company performs periodic evaluations of the relative credit standing of each of these companies.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At December 31, 2009, AAIC’s statutory capital and surplus was approximately $12.3 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio and risked based capital levels. At December 31, 2009, AAIC was in compliance with this requirement.

Under the South Carolina Insurance Code, AAIC must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent 10% of policyholder surplus or net income, minus realized capital gains, whichever is greater.

The Company is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating condition and are evaluated on at least an annual basis at the end of each year. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. As of December 31, 2009, based upon calculations using the appropriate NAIC formula, AAIC’s total adjusted capital is in excess of ratios which would require any form of corrective actions on our part or action on the part of the regulators.

The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2009, AAIC had two IRIS ratios outside the usual range. The ratios outside the range are attributable to the Company’s heavy dependence on reinsurance and its impact on the liquidity ratio. We do not expect any regulatory action as a result of these results outside of the usual range.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(11)	Commitments and Contingencies

Operating Leases

The Company has entered into leases primarily for office space and certain equipment, classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Year Ending December 31,	Amount
2010	$1,325,723
2011	1,248,899
2012	1,178,209
2013	680,947
2014	650,360
Thereafter	2,974,152

$8,058,290

Rent expense totaled $1,539,598 and $1,483,603 for 2009 and 2008, respectively.

Defined Contribution Plan

The Company’s associates may participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. The Company contributed $100,241 and $93,818 to this plan during 2009 and 2008, respectively. The plan currently matches 33.3% on the first 6% of employee earnings. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

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

On January 16, 2008 the Company acquired the assets of Alabama One Stop, LLC located in Odenville, Alabama for $5,200 in cash. The Company assigned $5,200 to goodwill, which is valued in accordance with ASC 350.

On August 5, 2008, the Company purchased the remaining 20% minority interest in TW Partners Agencies for $50,000 in cash and assumed $155,428 in existing liabilities. In conjunction with the purchase, the Company assigned a total of $205,428 to goodwill, which is valued in accordance with ASC 350.

On February 26, 2009, the Company acquired the assets of First Choice Insurance, LLC located in Montgomery, Alabama for $28,800 in cash and promissory note in the amount of $115,200 carrying an interest rate of 8% for a total purchase of $144,000. The Company assigned $54,000 to the purchased book of business to be amortized over a ten-year period, $28,000 to a non-competitive covenant to be amortized over a five-year period and $64,000 to goodwill, which is valued in accordance with ASC 350.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(13)	Net Income (Loss) Per Share

Basic and diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income (loss) per share for the years ended December 31, 2009 and 2008, because their inclusion would be anti-dilutive, are as follows:

	2009	2008
Stock options	7,625,586	6,230,008

The reconciliation of the amounts used in the computation of both basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2009 and 2008 are as follows:

	Net Income (Loss)	Average Shares Outstanding	Per Share Amount
For the year ended December 31, 2009:
Net income — basic	$447,747	65,120,526	$0.007

Effect of dilutive stock options	—	164,135

Net income — diluted	$447,747	65,284,661	$0.007

For the year ended December 31, 2008:
Net loss — basic	$(3,214,888)	64,922,269	$(0.050)

Effect of dilutive stock options	—	—

Net loss — diluted	$(3,214,888)	64,922,269	$(0.050)

(14)	Related Party Transactions

In 2005, the Company’s Chairman and the former Chief Executive Officer loaned us approximately $6.2 million and $0.3 million, respectively. Additional payments of $81,130 and $161,130 for accrued and unpaid interest were made to the Company’s Chairman in 2009 and 2008, respectively. We also made principal payments to the Chairman in the amount of $1,000,000 in 2009 and $1,000,000 in 2008. The Company made payments of accrued and unpaid interest on the Promissory Note to its former Chief Executive Officer of $222 in 2008. The Company made principal payments to its former Chief Executive Officer in the amount of $19,444 in 2008. Outstanding amounts under these promissory notes held by the Company accrue interest at an annual rate of 8%. The Note to the former Chief Executive Officer required annual principal payments of $100,000 beginning December, 2004 and was paid in full in 2008. The Notes to the Chairman require annual principal payments of the greater of $500,000 or 25% of free cash flow (net income after tax plus non cash items minus working capital) on each of two notes beginning in December, 2004 and ending in June, 2010. The promissory notes are unsecured.

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

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

TrustWay is comprised of 41 retail insurance agencies with 31 locations in Florida, five in Alabama and five in Georgia. TrustWay has been appointed by AAIC to sell non-standard personal automobile insurance. TrustWay receives commissions from MGA and various fees from insureds associated with the sale of these policies.

The Company provides executive management services, including finance, audit and legal, to MGA and TrustWay. The Company charges a management fee to these subsidiaries in exchange for these services.

The Company has entered into a tax sharing agreement between AAIC and the parent company. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC. TrustWay and MGA are not tax paying entities for federal income tax purposes and their results are consolidated with the Company’s tax return. AAIC only pays federal income tax.

(15)	Supplemental Cash Flow Information

	2009	2008
Cash paid (received) during the year:
Interest	$458,500	$717,829
Income tax refund	$(2,325)	$(5,205)

The Company recorded net unrealized gains on investment securities in the amount of $566,356 and unrealized losses of $759,667, net of taxes, for the twelve month periods ended December 31, 2009 and 2008, respectively.

On January 3, 2008, the Company purchased the assets of Frontline Insurance Group, LLC. As part of the purchase agreement, the Company issued a note payable in the amount of $114,400.

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

On February 27, 2009 the Company sold an agency book of business to AA Insurance Center for cash of $30,000.

On July 28, 2009 the Company purchased the agency book of business of Hayes Insurance for cash of $5,400.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the composition of acquisitions for the twelve months ended December 31, 2009 and 2008:

	2009	2008
Fair value of assets acquired, including identifiable intangibles	$85,400	$210,628
Goodwill	64,000	—
Cash paid to Sellers	(34,200)	(55,200)

Liabilities assumed	$115,200	$155,428

(16)	Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). Accounting Standards Codification (“ASC 105”) identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective as of November 15, 2008. The adoption of this standard did not have an effect on our financial position or results of operations.

The following accounting standard that has been issued or proposed by the Financial Accounting Standards Board and other standard setting entities that does not require adoption until a future date is not expected to have a material impact on the Company’s financial statements upon adoption. In addition, ASU’s that are not relevant to the Company have been omitted.

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

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company, focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Florida, Arizona, Indiana, Louisiana, Mississippi, South Carolina and Texas. MGA markets AAIC’s policies through more than 2300 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

AAIC and two unaffiliated carriers related to the non-standard automobile insurance policies produced in Florida and Texas. The Company also provides claims services for one unaffiliated MGA in Florida and receives a fronting fee on this business. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 41 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest. Following are the operating results for the Company’s various segments and an overview of segment assets:

	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
	(In thousands)
2009
Revenues
External customer	$26,233	$5,865	$34,894	$—	$—	$66,992
Intersegment	7,302	2,526	3,487	2,844	(16,159)	—
Income
Segment pretax income (loss)	1,883	(2,329)	2,010	(667)	—	897
Assets
Segment assets	$15,661	$10,881	$125,389	$24,535	$(35,320)	$141,146
2008
Revenues
External customer	$27,329	$6,711	$29,198	$—	$—	$63,238
Intersegment	6,796	2,903	3,115	2,797	(15,611)	—
Income
Segment pretax income (loss)	4,522	(8,411)	(779)	56	—	(4,612)
Assets
Segment assets	$14,498	$12,166	$114,608	$22,476	$(32,231)	$131,517