Form 10-Q
period 2010-03-31
ASSURANCEAMERICA CORP
filed 2010-05-14
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    YES   ☐    NO  ☒

There were 65,494,357 shares of the Registrant’s $.01 par value Common Stock outstanding as of May 10, 2010.

ASSURANCEAMERICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$6,305,051	$6,253,643
Cash restricted	1,801,048	1,800,000
Short-term investments	366,134	365,717
Long-term investments, at fair value (amortized cost $7,228,489 and $7,745,142)	7,114,125	7,518,144
Long-term investments, held to maturity at amortized cost (fair value $4,983,515 and $4,981,850)	1,015,374	1,015,374
Marketable equity securities, at fair value (cost $1,872,593 and $1,888,334)	1,974,020	1,918,841
Other securities	155,000	155,000
Investment income due and accrued	102,755	180,719
Receivable from insureds	40,820,062	35,173,717
Reinsurance recoverable (including $19,778,282 and $14,099,266 on paid losses)	45,270,195	43,809,125
Prepaid reinsurance premiums	29,558,449	25,098,051
Deferred acquisition costs	2,908,125	2,457,647
Property and equipment (net of accumulated depreciation of $4,532,829 and $4,344,673)	2,005,948	2,012,963
Other receivables	1,276,891	1,766,762
Prepaid expenses	507,509	510,558
Intangibles (net of accumulated amortization of $3,142,126 and $3,051,877)	7,419,685	7,509,934
Security deposits	110,953	105,315
Prepaid income tax	—	249,452
Deferred tax assets	2,825,053	2,909,229
Other assets	332,289	335,526

Total assets	$151,868,666	$141,145,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$9,441,431	$8,551,370
Unearned premium	42,298,260	35,916,156
Unpaid losses and loss adjustment expenses	35,966,420	41,972,983
Reinsurance payable	36,745,437	28,523,284
Provisional commission reserve	3,991,512	3,599,289
Funds withheld from reinsurers	1,875,000	1,875,000
Federal income taxes payable	292,295	—
Revolving line of credit	1,200,000	1,500,000
Notes payable and related party debt	475,193	774,001
Junior subordinated debentures payable	4,983,515	4,981,850

Total liabilities	137,269,063	127,693,933

Commitments and Contingencies

Common stock, $.01 par value (authorized 120,000,000 and 80,000,000, outstanding 65,494,357 and 65,144,357)	654,943	651,442
Surplus-paid in	17,554,616	17,363,621
Accumulated deficit	(3,601,869)	(4,440,473)
Accumulated other comprehensive loss:
Net unrealized losses on investment securities, net of taxes	(8,087)	(122,806)

Total stockholders’ equity	14,599,603	13,451,784

Total liabilities and stockholders’ equity	$151,868,666	$141,145,717

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
Revenue:
Gross premiums written	$32,379,713	$33,599,969
Gross premiums ceded	(22,026,028)	(22,768,697)

Net premiums written	10,353,685	10,831,272
Increase in unearned premiums, net of prepaid reinsurance premiums	(1,921,706)	(2,543,761)

Net premiums earned	8,431,979	8,287,511
Commission income	6,479,576	6,680,972
Managing general agent fees	2,983,212	2,793,033
Net investment income	131,973	144,586
Net investment gains (losses) on securities	10,544	(239,887)
Other fee income	138,455	107,382

Total revenue	18,175,739	17,773,597

Expenses:
Losses and loss adjustment expenses	5,957,458	5,759,991
Selling, general and administrative expenses	10,354,218	10,153,685
Stock option expense	89,495	78,895
Depreciation and amortization expense	278,406	300,244
Interest expense	97,481	134,357

Total operating expenses	16,777,058	16,427,172

Income before provision for income tax expense	1,398,681	1,346,425
Income tax provision	560,077	529,447

Net income	$838,604	$816,978

Earnings per common share
Basic	$0.013	$0.013
Diluted	$0.013	$0.013
Weighted average shares outstanding-basic	65,385,468	65,047,708
Weighted average shares outstanding-diluted	65,948,319	65,147,708

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA COPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2009
Net income	$ 838,604	$ 816,978

Other comprehensive gain (losses):
Change in unrealized gains (losses) of investments:
Unrealized (gains) losses arising during the year	194,098	(114,239)
Reclassification adjustment for realized (gains) losses recognized during the year	(10,544)	239,887

Net change in unrealized gains	183,554	125,648
Deferred income taxes on above changes	(68,835)	(47,118)

Other comprehensive gains	114,719	78,530

Comprehensive income	$ 953,323	$ 895,508

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA COPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$838,604	$816,978
Adjustments to net income to net cash provided (used) by operating activities
Net investment (gains) losses on securities	(10,544)	239,887
Depreciation and amortization	297,227	299,384
Stock-based compensation	89,495	78,895
Deferred tax provision	15,345	136,287
Changes in assets and liabilities:
Investment income due and accrued	77,964	(46,565)
Receivables	(5,156,474)	(8,210,857)
Prepaid expenses and other assets	648	17,410
Unearned premiums	6,382,104	8,641,167
Unpaid loss and loss adjustment expenses	(6,006,563)	307,415
Ceded reinsurance payable	8,222,153	3,573,017
Reinsurance recoverable	(1,461,070)	(1,212,494)
Prepaid reinsurance premiums	(4,460,398)	(6,097,405)
Accounts payable and accrued expenses	890,061	75,152
Prepaid income taxes/federal income taxes payable	541,747	385,395
Deferred acquisition costs	(450,478)	(490,047)
Provisional commission reserve	392,223	598,140

Net cash provided (used) by operating activities	202,044	(888,241)

Cash flows from investing activities:
Purchases of property and equipment, net	(181,142)	(82,090)
Change in short-investments	(417)	405
Proceeds from sales, call and maturities of investments	628,676	1,897,436
Purchases of investments	(102,897)	(2,306,455)
Transfer of cash to restricted cash	(1,048)	—
Cash received on sale of book of business	—	30,000
Cash paid for acquisition of agencies, net of cash acquired	—	(28,800)

Net cash provided (used) by investing activities	343,172	(489,504)

Cash flows from financing activities:
Repayment of notes payable	(298,808)	(247,388)
Net change in revolving line of credit	(300,000)	—
Stock issued, net of expenses	105,000	120,000

Net cash used by financing activities	(493,808)	(127,388)

Net increase (decrease) in cash and cash equivalents	51,408	(1,505,133)
Cash and cash equivalents, beginning of period	6,253,643	8,287,149

Cash and cash equivalents, end of period	$6,305,051	$6,782,016

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010 and 2009

(1) Description of Business

AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company whose business is comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”) and TrustWay Insurance Agencies, LLC (“TrustWay”), each wholly-owned. The Company solicits and underwrites non-standard private passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.

(2) Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, the financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. Certain items in prior period financial statements have been reclassified to conform to the current presentation. For further information, please refer to our audited consolidated financial statements appearing in the Form 10-K for the year ended December 31, 2009.

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

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2009 as filed with the Securities and Exchange Commission in the 2009 Form 10-K.

Disclosures about Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), the FASB issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the new guidance as of March 31, 2010, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are required for fiscal years beginning after December 15, 2010. Disclosures are not required for earlier periods presented for comparative purposes. The new guidance affects disclosures only; and therefore, the adoption had no impact on the Company’s results of operations or financial position.

Subsequent Events

On February 24, 2010, the FASB issued ASU 2010-09 to amend ASC 855, Subsequent Events. As a result of the ASU, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements – either in originally issued financial statements or in reissued financial statement.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810), the FASB issued new accounting guidance which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., is a primary beneficiary) in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company adopted the new guidance as of January 1, 2010. The adoption had no impact on the Company’s results of operations or financial position.

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

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized losses for the three months ended March 31, 2010 and 2009 were $12,937 and $977,011, respectively.

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

A summary of investments follows as of:

	March 31, 2010	December 31, 2009
Short-term investments and bank certificates of deposit	$366,134	$365,717
U.S. Treasury securities and obligations of U.S. government corporations and agencies	4,450,392	4,967,070
Corporate debt securities	3,679,107	3,566,448
Marketable equity securities	1,974,020	1,918,841

Total	$10,469,653	$10,818,076

The amortized cost, fair value and gross unrealized gains or losses of debt securities available-for-sale at March 31, 2010 and December 31, 2009, by contractual maturity, is shown below:

Years to Maturity — March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
One to five years	$4,487,469	$48,504	$6,731	$4,529,242
Five to ten years	1,822,764	6,889	165,832	1,663,821
Over ten years	918,256	5,146	2,340	921,062

Total	$7,228,489	$60,539	$174,903	$7,114,125

Years to Maturity — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
One to five years	$4,501,055	$45,063	$34,560	$4,511,558
Five to ten years	2,325,276	3,674	220,404	2,108,546
Over ten years	918,811	—	20,771	898,040

Total	$7,745,142	$48,737	$275,735	$7,518,144

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at March 31, 2010 and December 31, 2009, by security type, is shown below:

Security Type — March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,510,634	$13,613	$73,855	$4,450,392
Corporate debt securities	2,717,855	46,926	101,048	2,663,733
Marketable equity securities	1,872,593	254,678	153,251	1,974,020

Total	$9,101,082	$315,217	$328,154	$9,088,145

Security Type — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,016,183	$3,674	$52,787	$4,967,070
Corporate debt securities	2,728,959	45,063	222,948	2,551,074
Marketable equity securities	1,888,334	176,186	145,679	1,918,841

Total	$9,633,476	$224,923	$421,414	$9,436,985

The amortized cost of securities held to maturity at March 31, 2010 and December 31, 2009, by security type, is shown below:

Security Type — March 31, 2010	Amortized Cost	Unrealized Gains	Unrealized losses	Fair Value
Corporate debt securities	$1,015,374	$3,968,141	$—	$4,983,515

Security Type — December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized losses	Fair Value
Corporate debt securities	$1,015,374	$3,966,476	$—	$4,981,850

As of March 31, 2010, the Company has determined that all of the unrealized losses in the table above were temporary.

There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. The carrying amounts of individual assets are reviewed at each balance sheet date to assess whether the fair values have declined below the carrying amounts. The Company considers internal and external information, such as credit ratings, in concluding that the impairments are not other than temporary.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
March 31, 2010:
U.S. Treasury and government agencies	$73,855	$2,546,313	$—	$—
Corporate debt securities	1,144	707,386	99,904	441,474
Equity securities	34,796	118,108	118,455	569,642

	$109,795	$3,371,807	$218,359	$1,011,116

December 31, 2009:
U.S. Treasury and government agencies	$52,787	$4,467,069	$—	$—
Corporate debt securities	9,604	1,162,896	213,344	327,822
Equity securities	6,308	84,836	139,371	657,196

	$68,699	$5,714,801	$352,715	$985,018

The total proceeds received on investments sold amounted to $628,676 and $1,897,436 for the three months ended March 31, 2010 and 2009, respectively. The Company had realized gains and losses of $16,906 and $6,362, respectively, during 2010 and $60,072 and $299,959, respectively, for the same period last year.

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

The following table illustrates the fair value measurements as of March 31, 2010:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Available for sale securities	$4,450,392	$2,663,733	$—
Marketable equity securities	1,974,020	—	—

Total	$6,424,412	$2,663,733	$—

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	March 31, 2010	December 31, 2009
Case basis	$5,714,464	$6,412,373
IBNR	4,760,043	5,850,751

Total	$10,474,507	$12,263,124

(6) Reinsurance

In the normal course of business, the Company seeks to reduce its overall risk levels by obtaining reinsurance from other insurance companies or reinsurers. Reinsurance premiums and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

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

The impact of reinsurance on the statements of operations for the periods ended March 31, 2010 and 2009, was as follows:

	March 31, 2010	March 31, 2009
Premiums written:
Direct	$32,379,870	$33,459,712
Assumed	(157)	140,257
Ceded	(22,026,028)	(22,768,697)

Net	$10,353,685	$10,831,272

Premiums earned:
Direct	$25,997,766	$24,773,774
Assumed	(157)	185,028
Ceded	(17,565,630)	(16,671,291)

Net	$8,431,979	$8,287,511

Losses and loss adjustment expenses incurred:
Direct	$21,745,841	$19,486,037
Assumed	17,421	199,338
Ceded	(15,805,804)	(13,925,384)

Net	$5,957,458	$5,759,991

The impact of reinsurance on the balance sheets as of the dates indicated was as follows:

	March 31, 2010	December 31, 2009
Unpaid losses and loss adjustment expense:
Direct	$35,823,430	$41,814,027
Assumed	142,990	158,956
Ceded	(25,491,913)	(29,709,859)

Net	$10,474,507	$12,263,124

Unearned premiums:
Direct	$42,297,697	$35,915,592
Assumed	563	564
Ceded	(29,558,449)	(25,098,051)

Net	$12,739,811	$10,818,105

The Company received $5,087,537 in commissions on premiums ceded during the three-month period ended March 31, 2010. Had all of the Company’s reinsurance agreements been cancelled at March 31, 2010, the Company would have returned $7,327,246 in reinsurance commissions to its reinsurers and its reinsurers would have returned $29,558,449 in unearned premiums to the Company.

(7) Income Taxes

The provisions for federal and state income taxes for the periods ended March 31, 2010 and 2009, were as follows:

	2010	2009
Current	$544,732	$393,160
Deferred	15,345	136,287

Total provision for income taxes	$560,077	$529,447

(8) Capital Stock

Common Stock

During the first three months of 2010 and 2009, the Company issued 350,000 and 190,476 shares of common stock, $.01 par value to its board of directors, respectively.

Stock-Based Compensation

In April of 2010, the Company’s shareholders approved the 2010 Incentive Plan (“2010 Plan”). The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted to participants under the 2010 Plan consists of 2,000,000 shares. As of March 31, 2010, there were 7,789,721 shares of the Company’s common stock subject to outstanding awards under the prior 2000 Incentive Plan (the “Prior Plan”). As of such date, there were 102,629 shares of the Company’s common stock reserved and available for future awards under the Prior Plan. The company will not grant any additional awards under the Prior Plan, and it will expire in June 2010.

There were no options granted during the three-months ended March 31, 2010. The weighted-average grant date fair value of options granted during the three months ended March 31, 2009, using the Black-Scholes-Merton option-pricing model, was $0.2416. There were no options exercised during the three month periods ended March 31, 2010 and 2009.

Total compensation cost for share-based payment arrangements recognized for the three-month periods ended March 31, 2010 and March 31, 2009 was $89,495 and $78,895, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

March 31, 2009
Weighted-average-grant-date fair value	$0.2416
Expected volatility	108% - 109%
Weighted average volatility	109%
Risk-free interest rate	2.47% - 3.02%
Expected term (in years)	9.72
Forfeiture rate (per year)	7.0%

A summary of all stock option activity during the three months ending March 31, 2010 and 2009, were as follows:

	March 31, 2010		March 31, 2009
Options Outstanding	Number of Shares	Weighted Average_ Exercise Price	Number of Shares	Weighted Average_ Exercise Price
January 1	7,789,721	$0.53	6,230,008	$0.66
Add (deduct):
Granted	—	—	392,190	$0.25
Forfeited	—	—	(52,577)	$0.84

March 31	7,789,721	$0.53	6,569,621	$0.64

Exercisable, March 31	3,168,875	$0.68	2,309,439	$0.71

(9) Commitments and Contingencies

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

The Company also has contractual commitments in association with long-term debt owed to its current Chairman and Chief Executive Officer in the amount of $230,723 and $244,257 owed to unrelated parties. Further, the Company has a long-term commitment in connection with Junior Subordinated Debentures issued in December 2005. On March 10, 2009, AAIC purchased all of the Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount is being accreted to interest income over the remaining life of the Capital Securities using the interest method. The purchase resulted in an increase in our investment portfolio for redeemable preferred stock in the amount of $1,015,374. Please refer to Note 7 of the Notes to Consolidated Financial Statements, as of December 31, 2009 included in our Annual Report on Form 10-K for additional information about the long-term debt arrangements.

Minimum amounts due under the Company’s non-cancelable commitments at March 31, 2010 are as follows:

Payments due by period	Long-Term Debt Obligations	Operating Lease Obligations	Total
Less than 1 year	$359,725	$1,082,114	$1,441,839
1-3 years	115,468	2,733,920	2,849,388
4-5 years	—	1,346,854	1,346,854
More than 5 years	4,983,515	2,974,152	7,957,667

Total	$5,458,708	$8,137,040	$13,595,748

Defined Contribution Plan

The Company’s associates participate in the AssuranceAmerica Corporation 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2008, the Company elected to match 33% of employee contributions up to 6% of gross earnings. Matching contributions during the first three months of 2010 and 2009 were $29,868 and $23,925, respectively. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(10) Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the three-month periods ended March 31, 2010 and 2009, because their inclusion would be anti-dilutive, are as follows:

	2010	2009
Stock options	4,740,845	4,499,021

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the three-month periods ended March 31, 2010 and 2009 are as follows:

	Net Income	Average Shares Outstanding	Per Share Amount
For the three months ended March 31, 2010:
Net income — basic	$838,604	65,385,468	$0.013

Effect of dilutive stock warrants and options	—	562,851

Net income — diluted	$838,604	65,948,319	$0.013

For the three months ended March 31, 2009:
Net income — basic	$816,978	65,047,708	$0.013

Effect of dilutive stock warrants and options	—	100,000

Net income — diluted	$816,978	65,147,708	$0.013

(11) Supplemental Cash Flow Information

	2010	2009
Cash paid during the three months ended March 31:
Interest	$ 97,481	$ 134,357
Income taxes	2,985	—

On March 1, 2009 the Company purchased the assets of First Choice Insurance, LLC. for cash of $28,800 and as part of the purchase agreement the Company issued a note payable in the amount of $115,200.

The following table illustrates the composition of acquisitions for the three months ended March 31, 2010 and 2009:

	2010	2009
Fair value of assets acquired, including identifiable intangibles	$—	$80,000
Goodwill	—	64,000
Cash paid to sellers	—	(28,800)

Note payable to seller	$—	$115,200

(12) Pending Accounting Pronouncements

The Company periodically reviews recent accounting pronouncements issued by the FASB and Staff Accounting Bulletins issued by the United States Securities and Exchange Commission to determine the potential impact on the Company’s financial statements.

The following accounting standard that has been issued by the FASB and other standard setting entities that does not require adoption until a future date is not expected to have a material impact on the Company’s financial statements upon adoption. In addition, ASU’s that are not relevant to the Company have been omitted.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging, (Topic 815), provided accounting guidance that clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under the existing accounting guidance for embedded derivatives. The guidance is effective for fiscal quarters beginning after June 15, 2010. The Company does not expect this accounting standard to have any effect on the results of operations or financial position.

(13) Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Arizona, Florida, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia. MGA markets AAIC’s policies through more than 2,500 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurer’s that retain the non-standard automobile insurance policies produced by MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 43 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST QUARTER 2010
Revenues
External customer	$7,574	$1,951	$8,651	$—	$—	$18,176
Intersegment	2,144	575	1,039	848	(4,606)	—
Income
Segment pretax income (loss)	986	(35)	468	(20)	—	1,399
Assets
Segment assets	17,206	11,359	135,619	24,408	(36,723)	151,869

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST QUARTER 2009
Revenues
External customer	$7,742	$1,794	$8,238	$—	$—	$17,774
Intersegment	2,363	980	1,106	711	(5,160)	—
Income
Segment pretax income (loss)	963	23	401	(41)	—	1,346
Assets
Segment assets	16,247	13,076	128,069	21,884	(33,453)	145,823

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net income of $839 thousand for the three months ended March 31, 2010 compared to a net income of $817 thousand for the three-months ended March 31, 2009. The Company’s fully diluted earnings per common share for the first quarter of March 31, 2010 were $0.013 compared to fully diluted earnings of $0.013 for the first quarter March 31, 2009. The slight increase in net income resulted from higher premiums earned along with an improvement in investment gains and losses for the period.

Revenues

Premiums

Gross premiums written for the three-months ended March 31, 2010 were $32.4 million compared to $33.6 million in gross premiums written in 2009. The decline in premium of $1.2 million was mainly related to a $3.2 million decrease in premium for the state of Florida due to an increase in rates and underwriting actions taken in response to difficult market conditions. This decline was offset by growth in Texas and Virginia. The Company implemented a new one month policy product in Texas during 2009, and it generated $0.7 million in additional premium in the first three months of 2010 when compared to 2009. Further, the Company entered into the state of Virginia in the month of February which resulted in $0.9 million in premium growth. Policies in force increased 8% during the first three-months of 2010. The Company ceded approximately 70% of its direct premiums written to its reinsurers during 2010, constant with the rate in 2009.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $8.4 million for the first quarter of 2010 compared to $8.3 million for the same period in 2009.

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

Commission income for the first three months of 2010 was $6.5 million, a decrease of $0.2 million, compared to the same period ended March 31, 2010, primarily due to the lower premium volume generated by the MGA. AAIC pays MGA commission on 30% of premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

Managing general agent fees for the period ended March 31, 2010 were $3.0 million, an increase of $0.2 million when compared to the same period of 2009, due to higher policy related fees on renewal premium.

Other fee income for the period ended March 31, 2010 was $138 thousand, an increase of $31 thousand when compared to the same period last year, due to higher revenue generated from towing and rental products offered to insureds in the retail (TrustWay) segment.

Net Investment Income and investment gains and (losses)

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses, net of realized investments gains and losses. Net investment income, including realized investment gains (losses) was $143 thousand for the period ended March 31, 2010 compared to a loss of $95 thousand for 2009. The increase of $238 thousand mainly resulted from higher realized investment gains due to improved market conditions.

Expenses

Loss and Loss Adjustment Expenses

Losses and loss adjustment expenses include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. We work with our actuary to prepare a rolling quarterly actuarial analysis each month and establish or adjust (for prior accident quarters) reserves, based upon our estimate of the ultimate incurred losses and loss adjustment expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. Each quarter our estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter, by state and by major coverage group (e.g., bodily injury, physical damage) and changes in estimates are reflected in the period the additional information becomes known.

We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance in the event that the reinsurers do not meet their obligations under the agreements due to, for example, disputes with the reinsurer or the reinsurer’s insolvency. The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the first three months of 2010, was $15.8 million compared to $13.9 million as of March 31, 2009.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $6.0 million for the period ended March 31, 2010, compared to $5.8 million for the same period in 2009. As a percentage of earned premiums, this amount increased slightly for the period ended March 31, 2010, from 69.5% to 70.7%, when compared with the same period in 2009. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. The higher year-over-year loss ratio is mainly attributable to an increase in premium volume.

Other Expenses

The selling, general and administrative expenses increased $0.2 million for the period ended March 31, 2010 compared to the same period of 2009. As a percentage of revenue, selling, general and administrative expenses for the three-month period ended March 31, 2010 remained stable at 57.0% when compared to 2009. Depreciation and amortization expense decreased $22 thousand for the three-month period of March 31, 2010 when compared to the same period of 2009. This decrease is associated with the decrease in fixed and intangible assets additions during the year. Lastly, the interest expense was lower in 2010 as compared to 2009 by $37 thousand due to a decrease in the interest rate on the Trust Preferred Junior Subordinated Debenture.

Income Tax Provision (Benefit)

The provision for income taxes for the year ended March 31, 2010 was $0.6 million, compared to $0.5 million for 2009 and consists of federal and state income taxes at an effective rate of 40%. The effective tax rate remained flat in 2010 compared to 2009 due to the minimal change in net income before taxes.

Financial Condition

As of March 31, 2010, the Company had investments and cash of $18.7 million, compared to $19.0 million as of December 31, 2009. The Company’s investment strategy is to invest in highly liquid, short-term investments, and equity securities as well as investing in bonds with short durations in order to meet its insurance obligations. For the year ended March 31, 2010, the Company had $8.5 million in cash and short-term investments, which included $1.8 million of cash restricted to provide security for certain reinsurance reserve obligations. The equity security portfolio amounted to $2.0 million and is diversified amongst various industries. The Company’s long term investments of $8.1 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The Company’s investment activities are made in accordance with the Company’s investment policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.

Premiums receivable as of March 31, 2010, increased $5.6 million to $40.8 million compared to $35.2 million as of December 31, 2009. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during 2010. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverables as of March 31, 2010, increased $1.5 million, to $45.3 million compared to $43.8 million as of December 31, 2009. The increase is directly related to AAIC’s unpaid reinsurance recoverable of $5.7 million, offset by a decrease in ceded reinsurance reserves of $4.2 million due to increase ceded loss and loss adjustment expenses. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes approximately 70% of both premiums and losses. The $45.3 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid.

Prepaid reinsurance premiums as of March 31, 2010, increased $4.5 million to $29.6 million compared to $25.1 million as of December 31, 2009. The increase results from AAIC’s continued growth and represents premiums ceded to its reinsurers which have not been fully earned.

Deferred acquisitions costs as of March 31, 2010, increased $0.4 million to $2.9 million compared to $2.5 million as of December 31, 2009. The increase results from AAIC’s premium produced for the quarter.

Other receivables as of March 31, 2010 decreased $0.5 million to $1.3 million compared to $1.8 million as of December 31, 2009. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The decrease in the receivable is directly attributable to expense reimbursements due from two non-affiliated MGA’s in the states of Florida and Texas of $0.3 million and $0.1 million received for uncollected agents balances.

Intangible assets as of March 31, 2010, decreased $0.1 million to $7.4 million from the balance of $7.5 million as of December 31, 2009. This decrease is related to the reduced amortization of intangible assets in 2010.

Prepaid income taxes decreased $0.2 million as of March 31, 2010 due to an increase in net income during the first quarter of March 31, 2010 and the Company is now in an income tax payable position.

Deferred tax assets decreased $0.1 million to $2.8 million as of March 31, 2009, compared to the balance of $2.9 million as of December 31, 2009. This decrease primarily related to the utilization of net operating loss carry forwards during 2009.

Accounts payable and accrued expenses as of March 31, 2010, increased approximately $0.8 million from December 31, 2009 to $9.4 million from $8.6 million. The increase is primarily due to $0.6 million in premium taxes accrued, $0.4 million in accrued expenses for payroll, $0.3 million due to carriers and agents, offset by a decrease in deferred revenue of $0.3 million.

Unearned premium as of March 31, 2010 increased $6.4 million to $42.3 million, compared to $35.9 million as of December 31, 2009, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during 2010.

Unpaid losses and loss adjustment expenses decreased $6.0 million to $36.0 million as of March 31, 2010 from $42.0 million at December 31, 2009. The decrease is mainly due to the increase in claim settlements during the period as the Company is accelerating and paying claims faster, which should improve claim results. This unpaid amount represents management’s estimates of future amounts needed to pay claims and related expenses.

Reinsurance payable as of March 2010 increased $8.2 million to $36.7 million, compared to $28.5 million as of December 31, 2009. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains seven quota-share reinsurance treaties with its reinsurers in which it cedes 70% of both premiums and losses for the majority of its states. The increase is attributable to the higher AAIC’s premium writings. The increase also reflects a reimbursement of $1.0 million of premiums received from its reinsurers as a result of an overpayment in prior years.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of March 31, 2010 increased $0.4 million to $4.0 million, compared to the balance at December 31, 2009. The increase is related to increases in AAIC writings.

Federal income taxes payable increased $0.3 million as of March 31, 2010 due to an increase in net income during the first quarter of March 31, 2010.

Revolving line of credit as of March 31, 2010, decreased $0.3 million to $1.2 million compared to $1.5 million as of December 31, 2009. The change resulted from $0.3 million in payments made to reduce the line of credit.

Notes payable as of March 31, 2010, decreased $0.3 million to $0.5 million compared to $0.8 million as of December 31, 2009. The change resulted primarily from $0.3 million in payments applied to the principal balances payable on promissory notes to the Company’s Chairman.

Liquidity and Capital Resources

Net cash provided by operating activities for the period ended March 31, 2010, was $0.2 million compared to net cash used by operating activities of $0.9 million for the same period of 2009. The increase in operating activities was mainly due to a $1.0 million reimbursement from the reinsurers offset by higher claims paid during the period.

Investing activities provided for the period ended March 31, 2010 amounted to $0.3 million compared to $0.5 million used as of December 31, 2009. The increase in the amount provided was mainly attributable to the net sales of investments in the amount of $0.9 million, offset by $0.1 million increase in purchases of computer software and hardware and leasehold improvements in our headquarters and in TrustWay.

Financing activities for the period ended March 31, 2010 included debt repayments to a related party in the amount of $0.3 million and $0.3 million repayment on the line of credit.

On July 17, 2009, the Company entered into an agreement with Wachovia Bank for a $1.5 million revolving line of credit which expires July 16, 2010, unless terminated earlier according to the terms. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay Insurance Agencies, LLC and AssuranceAmerica Managing General Agency LLC, and is guaranteed by the same entities. In addition, TrustWay Insurance Agencies, LLC pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor. The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of March 31, 2010, management believes the Company was in compliance with all these covenants. The interest rate is 3.00% plus 90-day LIBOR due and payable monthly. Currently there is $1.2 million in borrowings outstanding under the credit agreement.

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

On March 10, 2009, AAIC purchased all of the Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount is being accreted to interest income over the remaining life of the Capital Securities using the interest method. The purchase resulted in an increase in our investment portfolio for redeemable preferred stock in the amount of $1,015,374.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum statutory capital and surplus of $3.0 million. As of March 31, 2010, AAIC’s statutory capital and surplus was $12.6 million.

In April of 2010, AssuranceAmerica Corporation shareholder’s approved the Company’s 2010 Incentive Plan (“2010 Plan”). The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted to participants under the 2010 Plan consists of 2,000,000 shares. As of March 31, 2010, there were 7,789,721 shares of the Company’s common stock subject to outstanding awards under the prior 2000 Incentive Plan (the “Prior Plan”). As of such date, there were 102,629 shares of the Company’s common stock reserved and available for future awards under the Prior Plan. The Company will not grant any additional awards under the Prior Plan and it will expire in June 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

At March 31, 2010 and 2009, we had $10.5 million and $12.3 million of net loss and LAE reserves, which included $5.7 million and $6.4 million of case reserves and $4.8 million and $5.9 million of IBNR reserves. During 2010, the Company had a decrease in case reserves and IBNR reserves. This decrease is the result of an enhanced claims handling process enabling us to better serve our customers and accelerate claims payments in some cases, which reduces the need for reserves.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of March 31, 2010 and December 31, 2009:

	2010	2009
Personal Auto Liability	$33,070,909	$37,545,120
Personal Auto Physical Damage	2,895,511	4,427,863

Total Gross Reserves-Unpaid Losses and LAE	$35,966,420	$41,972,983

The decrease in gross reserves was $6.0 million due to an increase in claims settlements and improved claim handling in the first quarter of 2010 in the liability line of business and $4.5 million in auto physical damage of $1.5 million.

Variability of Reserves for Loss and LAE

Management believes that there are no changes in key factors or assumptions that would materially affect the estimate of the reserves for loss and LAE and the financial position of the Company. The Company’s low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity, thereby limiting the potential variability the reserve level may have on reported results. For example, approximately 97% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury and property damage, which mitigates the complexity of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.

The following table provides the estimated changes in the liability and related payments made for the calendar periods ended March 31, 2010 and 2009. The increase in paid losses and LAE has enabled us to reduce loss and LAE reserves over time.

	2010	2009
Change in net loss and LAE reserves	$(1,788,583)	$32,465
Paid losses and LAE	7,746,041	5,727,526

Total incurred losses and LAE	$5,957,458	$5,759,991

Loss and LAE ratio(1)	70.7%	69.5%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

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

During the quarter ended March 31, 2010, our loss and LAE ratio increased slightly by 1.2% as compared to a 11.1% decrease in the same period a year ago. The first quarter of March 2010 increase is due to an increase in industry-wide loss costs in both bodily injury and auto physical damage coverages and the March 2009 decrease was mainly related to an increase in premium production and policy fees, which were classified as premium in 2009. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

The table below presents the development experienced in the following periods:

	2010	2009
Prior year incurred losses	$251,022	$(149,001)
Current year incurred losses and LAE	5,706,436	5,908,992

Total incurred losses and LAE	$5,957,458	$5,759,991

Increase (decrease) to the calendar year loss and LAE ratio	1.2%	(11.1)%

The 2010 prior year incurred loss development was unfavorable by $0.3 million for the first quarter of 2010 due to an increase in losses in the 2009 and prior accident years. The 2009 prior year-to-date development was favorable by $0.1 million, which related to the 2008 and prior accident years. The unfavorable development reflects losses settling for more than previously reserved, particularly in our higher limit bodily injury coverages. Changes in our estimate of severity from what we originally expected when establishing the reserves is the principal cause of prior accident year development. These changes in estimates are the result of what we are observing in the underlying data as it develops. Our personal lines case loss reserves (e.g., claims settling for more than reserved) had minimal development during the year.

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

The impact of reinsurance on the income statement as of March 31 is as follows:

	2010	2009
Premiums ceded written:	$22,026,028	$22,768,697
Ceding commissions earned:	$5,087,537	$5,260,537
Ceded losses and loss adjustment expenses incurred:	$15,805,804	$13,925,384

The impact of reinsurance on the balance sheets as of March 31 is as follows:

	2010	2009
Reinsurance recoverable:	$45,270,195	$43,809,125
Ceded unpaid losses and loss adjustment expense:	$25,491,913	$29,709,859
Ceded unearned premiums:	$29,558,449	$25,098,051
Reinsurance payable:	$36,745,437	$28,523,284

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force.

During 2010 and 2009, the Company ceded approximately 70% of its premium and losses to the contracted reinsurers. Premiums ceded under this reinsurance agreement for the three months ended March 31, 2010 and 2009 were $22.0 million and $22.8 million, respectively. The related ceding commission was approximately $5.1 million in 2010 and $5.3 million in 2009. The decline in ceded premium is mainly due to a decrease in premium volume in the states of Florida, offset by increases in Texas, Virginia and South Carolina.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE by $15.8 million and $13.9 million for the three months ended March 31, 2010 and 2009, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverables. As of March 31, 2010, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy AssuranceAmerica’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $45.3 million and $43.8 million as of March 31, 2010 and 2009, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $25.5 million and $29.7 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other insurance companies under the terms of reinsurance agreements in the amount of $19.8 million and $14.1 million as of March 31, 2010 and 2009, respectively. The paid loss recoverables are in good standing as of March 31, 2010.

The Company’s ceded unearned premium relates to policies in force and is earned ratably over the policy period. As of March 31, 2010 and December 31, 2009, the ceded unearned reserves amounted to $29.6 million and $25.1 million, respectively. The unearned premium will become earned over the term of the policy. Reinsurance payable of $36.7 million and $28.5 million as of March 31, 2010 and December 31, 2009 represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis, and no balances are in dispute through March 31, 2010.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes approximately 70% of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. The Company’s paid premiums net of commissions of $8.7 million and $13.9 million and received reinsurance recoverables on paid loss and loss adjustment expenses of $14.3 million and $12.7 million in 2010 and 2009, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of March 31, 2010, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows. The President and COO, Joseph Skruck, the Executive Vice Present and General Counsel, Mark Hain and the Chief Financial Officer, John Mongelli have employment agreements with us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows.

Our debt service obligations could impede our operations, flexibility and financial performance.

Our level of debt could affect our financial performance. As of March 31, 2010, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $6.7 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.

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

Our results of operations depend in part on the performance of our invested assets. As of March 31, 2010, 80% of our investment portfolio was invested in fixed maturity securities with the remainder equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.

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

For the three months ended March 31, 2010, we generated approximately 59% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For 2010, each non-officer director may choose between (i) an amount in cash equal to $15,000 plus the number of shares equal to $15,000 divided by the share price on December 31, of the prior year or (ii) the number of shares equal to $30,000 divided by the share price on December 31, of the prior year. During the first three months of 2010, the Company issued 350,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on January 28, 2010 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

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

ASSURANCEAMERICA CORPORATION

By:	/s/ Guy W. Millner
Guy Millner
Chairman and CEO

Date: May 14, 2010

By:	/s/ John M. Mongelli
John M. Mongelli
Chief Financial Officer

Date: May 14, 2010