Form 10-Q
period 2010-06-30
ASSURANCEAMERICA CORP
filed 2010-08-06
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 65,494,357 shares of the Registrant’s $.01 par value Common Stock outstanding as of August 4, 2010.

ASSURANCEAMERICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$7,525,086	$6,253,643
Cash restricted	1,801,677	1,800,000
Short-term investments	360,701	365,717
Long-term investments, at fair value (amortized cost $7,616,647 and $7,745,142)	7,700,420	7,518,144
Long-term investments, held to maturity at amortized cost (fair value $4,985,181 and $4,981,850)	1,001,089	1,015,374
Marketable equity securities, at fair value (cost $1,903,168 and $1,888,334)	1,768,431	1,918,841
Other securities	155,000	155,000
Investment income due and accrued	148,269	180,719
Receivable from insureds	36,877,742	35,173,717
Reinsurance recoverable (including $12,794,565 and $14,099,266 on paid losses)	35,587,813	43,809,125
Prepaid reinsurance premiums	26,432,012	25,098,051
Deferred acquisition costs	2,561,038	2,457,647
Property and equipment (net of accumulated depreciation of $4,728,360 and $4,344,673)	1,938,494	2,012,963
Other receivables	1,479,247	1,766,762
Prepaid expenses	759,885	510,558
Intangibles (net of accumulated amortization of $3,232,637 and $3,051,877)	7,684,449	7,509,934
Security deposits	113,409	105,315
Prepaid income tax	—	249,452
Deferred tax assets	2,698,976	2,909,229
Other assets	329,053	335,526

Total assets	$136,922,791	$141,145,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$8,540,389	$8,551,370
Unearned premium	37,796,103	35,916,156
Unpaid losses and loss adjustment expenses	32,077,207	41,972,983
Reinsurance payable	31,701,542	28,523,284
Provisional commission reserve	3,519,939	3,599,289
Funds withheld from reinsurers	1,875,000	1,875,000
Federal income taxes payable	149,209	—
Revolving line of credit	1,500,000	1,500,000
Notes payable and related party debt	239,500	774,001
Junior subordinated debentures payable	4,985,181	4,981,850

Total liabilities	122,384,070	127,693,933

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and 80,000,000, outstanding 65,494,357 and 65,144,357)	654,943	651,443
Surplus-paid in	17,678,490	17,363,620
Accumulated deficit	(3,762,859)	(4,440,473)
Accumulated other comprehensive loss:
Net unrealized losses on investment securities, net of taxes	(31,853)	(122,806)

Total stockholders’ equity	14,538,721	13,451,784

Total liabilities and stockholders’ equity	$136,922,791	$141,145,717

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION

(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Gross premiums written	$21,658,673	$24,052,857	$54,038,386	$57,652,826
Gross premiums ceded	(14,594,748)	(16,150,666)	(36,620,776)	(38,919,363)

Net premiums written	7,063,925	7,902,191	17,417,610	18,733,463
(Increase) decrease in unearned premiums, net of prepaid reinsurance premiums	1,375,719	822,146	(545,987)	(1,721,615)

Net premiums earned	8,439,644	8,724,337	16,871,623	17,011,848
Commission income	4,251,201	5,077,508	10,730,777	11,758,480
Managing general agent fees	2,655,449	2,415,638	5,638,661	5,208,671
Net investment income	204,516	198,537	336,489	343,123
Net investment losses on securities	(16,246)	(85,814)	(5,702)	(325,701)
Other fee income	90,456	75,235	228,911	182,617

Total revenue	15,625,020	16,405,441	33,800,759	34,179,038

Expenses:
Losses and loss adjustment expenses	5,878,285	6,312,214	11,835,743	12,072,205
Selling, general and administrative expenses	9,409,447	9,254,720	19,763,664	19,408,405
Stock option expense	123,874	88,281	213,369	167,176
Depreciation and amortization expense	286,475	293,750	564,881	593,994
Interest expense	90,183	118,333	187,665	252,690

Total operating expenses	15,788,264	16,067,298	32,565,322	32,494,470

Income (loss) before provision for income tax expense	(163,244)	338,143	1,235,437	1,684,568
Income tax provision (benefit)	(2,256)	156,411	557,821	685,858

Net income (loss)	$(160,988)	$181,732	$677,616	$998,710

Earnings (loss) per common share
Basic	$(0.002)	$0.003	$0.010	$0.015
Diluted	$(0.002)	$0.003	$0.010	$0.015
Weighted average shares outstanding-basic	65,494,357	65,144,357	65,440,213	65,096,300
Weighted average shares outstanding-diluted	65,494,357	65,421,284	65,920,449	65,174,857

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(160,988)	$181,732	$677,616	$998,710

Other comprehensive gain (losses):
Change in unrealized gains (losses) of investments:
Unrealized gains (losses) arising during the year	(54,274)	250,361	139,824	136,122
Reclassification adjustment for realized losses recognized during the year	16,246	85,814	5,702	325,701

Net change in unrealized gains (losses)	(38,028)	336,175	145,526	461,823
Deferred income taxes on above changes	14,262	(126,066)	(54,573)	(173,184)

Other comprehensive gain (loss)	(23,766)	210,109	90,953	288,639

Comprehensive income (loss)	$(184,754)	$391,841	$768,569	$1,287,349

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$677,616	$998,710
Adjustments to net income to net cash provided (used) by operating activities
Net investment losses on securities	5,702	325,701
Depreciation and amortization	620,991	595,436
Stock-based compensation	213,369	167,176
Deferred tax provision	155,681	573,129
Changes in assets and liabilities:
Investment income due and accrued	32,450	(102,402)
Receivables	(1,416,510)	(5,970,881)
Prepaid expenses and other assets	(250,948)	(94,007)
Unearned premiums	1,879,947	6,103,186
Unpaid loss and loss adjustment expenses	(9,895,776)	2,104,360
Ceded reinsurance payable	3,178,258	2,342,541
Reinsurance recoverable	8,221,312	(3,996,036)
Prepaid reinsurance premiums	(1,333,961)	(4,381,571)
Accounts payable and accrued expenses	(272,981)	(340,567)
Prepaid income taxes/federal income taxes payable	398,661	104,965
Deferred acquisition costs	(103,391)	(327,106)
Provisional commission reserve	(79,350)	612,067

Net cash provided (used) by operating activities	2,031,070	(1,285,299)

Cash flows from investing activities:
Purchases of property and equipment, net	(277,927)	(162,482)
Change in short-investments	5,016	605
Proceeds from sales, call and maturities of investments	1,264,519	3,567,832
Purchases of investments	(1,195,057)	(3,777,579)
Transfer of cash to restricted cash	(1,677)	—
Cash received on sale of book of business	—	30,000
Cash paid for acquisition of agencies, net of cash acquired	(125,000)	(28,800)

Net cash used by investing activities	(330,126)	(370,424)

Cash flows from financing activities:
Repayment of notes payable	(534,501)	(538,596)
Stock issued, net of expenses	105,000	120,000

Net cash used by financing activities	(429,501)	(418,596)

Net increase (decrease) in cash and cash equivalents	1,271,443	(2,074,319)
Cash and cash equivalents, beginning of period	6,253,643	8,287,149

Cash and cash equivalents, end of period	$7,525,086	$6,212,830

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2010 and 2009

(1) Description of Business

AssuranceAmerica Corporation, a Nevada corporation (the “Company”) is an insurance holding company whose business is comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”) and TrustWay Insurance Agencies, LLC (“TrustWay”), each wholly owned. The Company primarily solicits and underwrites non-standard private passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.

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

Basis of Investments and Presentation

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

Newly Issued Accounting Guidance

Disclosures about Fair Value Measurements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11, Derivatives and Hedging, (Topic 815), which provides accounting guidance that clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under the existing accounting guidance for embedded derivatives. The guidance is effective for fiscal quarters beginning after June 15, 2010. Since the Company has no such derivatives, this guidance will not have any effect on the results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), the FASB issued new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the new guidance as of March 31, 2010.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810), the FASB issued new accounting guidance, which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., is a primary beneficiary) in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company adopted the new guidance as of January 1, 2010. The adoption had no impact on the Company’s results of operations or financial position.

(3) Investments

The Company’s marketable equity and long-term investment securities have been classified as available-for-sale and the Redeemable Preferred security that we own is considered held to maturity and is carried at amortized cost. The Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates, asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders’ equity, net of related deferred income taxes.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized losses for the six months ended June 30, 2010 and 2009 were $50,964 and $640,836, respectively.

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

A summary of investments follows as of:

	June 30, 2010	December 31, 2009
Short-term investments and bank certificates of deposit	$360,701	$365,717
U.S. Treasury securities and obligations of U.S. government corporations and agencies	5,044,386	4,967,070
Corporate debt securities	3,657,123	3,566,448
Marketable equity securities	1,768,431	1,918,841

Total	$10,830,641	$10,818,076

The amortized cost, fair value and gross unrealized gains or losses of debt securities available-for-sale at June 30, 2010 and December 31, 2009, by contractual maturity, is shown below:

Years to Maturity — June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
One to five years	$4,374,770	$97,310	$919	$4,471,161
Five to ten years	2,325,133	70,662	106,204	2,289,591
Over ten years	916,744	22,924	—	939,668

Total	$7,616,647	$190,896	$107,123	$7,700,420

Years to Maturity — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
One to five years	$4,501,055	$45,063	$34,560	$4,511,558
Five to ten years	2,325,276	3,674	220,404	2,108,546
Over ten years	918,811	—	20,771	898,040

Total	$7,745,142	$48,737	$275,735	$7,518,144

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at June 30, 2010 and December 31, 2009, by security type, is shown below:

Security Type — June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,910,735	$133,651	$—	$5,044,386
Corporate debt securities	2,705,912	57,245	107,123	2,656,034
Marketable equity securities	1,903,168	88,288	223,025	1,768,431

Total	$9,519,815	$279,184	$330,148	$9,468,851

Security Type — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,016,183	$3,674	$52,787	$4,967,070
Corporate debt securities	2,728,959	45,063	222,948	2,551,074
Marketable equity securities	1,888,334	176,186	145,679	1,918,841

Total	$9,633,476	$224,923	$421,414	$9,436,985

The amortized cost of securities held to maturity at June 30, 2010 and December 31, 2009, by security type, is shown below:

Security Type — June 30, 2010	Amortized Cost	Unrealized Gains	Unrealized losses	Fair Value
Corporate debt securities	$1,001,089	$3,984,092	$—	$4,985,181

Security Type — December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized losses	Fair Value
Corporate debt securities	$1,015,374	$3,966,476	$—	$4,981,850

As of June 30, 2010, the Company has determined that all of the unrealized losses in the table above were temporary.

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

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
June 30, 2010:
U.S. Treasury and government agencies	$—	$—	$—	$—
Corporate debt securities	919	252,597	106,204	436,326
Equity securities	79,703	597,545	143,322	407,256

	$80,622	$850,142	$249,526	$843,582

December 31, 2009:
U.S. Treasury and government agencies	$52,787	$4,467,069	$—	$—
Corporate debt securities	9,604	1,162,896	213,344	327,822
Equity securities	6,308	84,836	139,371	657,196

	$68,699	$5,714,801	$352,715	$985,018

The total proceeds received on sold investments amounted to $264,518 and $3,567,832 for the six months ended June 30, 2010 and 2009, respectively. The Company realized gains and losses of $37,051 and $42,753, respectively, during 2010 and $94,509 and $420,210, respectively, for the same period last year.

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

Following table illustrates the fair value measurements as of June 30, 2010:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Available for sale securities	$5,044,386	$2,656,034	$—
Marketable equity securities	1,768,431	—	—

Total	$6,812,817	$2,656,034	$—

(5) Losses and Loss Adjustment Expenses

The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates for losses for claims reported prior to the balance sheet dates (“case reserves”), estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported (“IBNR”) and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are reasonably adequate. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations.

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	June 30, 2010	December 31, 2009
Case basis	$5,584,545	$6,412,373
IBNR	3,699,414	5,850,751

Total	$9,283,959	$12,263,124

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

The impact of reinsurance on the statements of operations for the period ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Premiums written:
Direct	$21,658,673	$23,955,585	$54,038,543	$57,415,297
Assumed	—	97,272	(157)	237,529
Ceded	(14,594,748)	(16,150,666)	(36,620,776)	(38,919,363)

Net	$7,063,925	$7,902,191	$17,417,610	$18,733,463

Premiums earned:
Direct	$26,160,831	$26,443,066	$52,158,597	$51,216,840
Assumed	—	147,773	(157)	332,801
Ceded	(17,721,187)	(17,866,502)	(35,286,817)	(34,537,793)

Net	$8,439,644	$8,724,337	$16,871,623	$17,011,848

Losses and loss adjustment expenses incurred:
Direct	$20,394,991	$21,095,373	$42,140,832	$40,581,410
Assumed	18,544	177,627	35,965	376,965
Ceded	(14,535,250)	(14,960,786)	(30,341,054)	(28,886,170)

Net	$5,878,285	$6,312,214	$11,835,743	$12,072,205

The impact of reinsurance on the balance sheets as of the dates indicated was as follows:

	June 30, 2010	December 31, 2009
Unpaid losses and loss adjustment expense:
Direct	$31,944,663	$41,814,027
Assumed	132,544	158,956
Ceded	(22,793,248)	(29,709,859)

Net	$9,283,959	$12,263,124

Unearned premiums:
Direct	$37,795,539	$35,915,592
Assumed	564	564
Ceded	(26,432,012)	(25,098,051)

Net	$11,364,091	$10,818,105

The Company received $8,251,452 in commissions on premiums ceded during the six-month period ended June 30, 2010. Had all of the Company’s reinsurance agreements been cancelled at June 30, 2010, the Company would have returned $6,465,148 in reinsurance commissions to its reinsurers and its reinsurers would have returned $26,432,012 in unearned premiums to the Company.

(7) Income Taxes

The provision for federal and state income taxes for the period ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current	$(142,592)	$(280,431)	$402,140	$112,729
Deferred	140,336	436,842	155,681	573,129

Total provision for income taxes	$(2,256)	$156,411	$557,821	$685,858

(8) Capital Stock

Common Stock

During the first six months of 2010 and 2009, the Company issued 350,000 and 190,476 shares of common stock, $.01 par value to its board of directors, respectively.

Stock-Based Compensation

In April of 2010, the Company’s shareholders approved the 2010 Incentive Plan (“2010 Plan”). The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted to participants under the 2010 Plan consists of 2,000,000 shares. As of June 30, 2010, there were 7,806,825 shares of the Company’s common stock subject to outstanding awards under the prior 2000 Incentive Plan (the “Prior Plan”). The company will not grant any additional awards under the Prior Plan, and it expired in June 2010.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2010 and 2009, using the Black-Scholes-Merton option-pricing model, was $0.1842 and $0.2324, respectively. There were no options exercised during the six months ended June 30, 2010 and 2009.

Total compensation cost for share-based payment arrangements recognized for the three and six months ended June 30, 2010 was $123,874 and $213,369, respectively. Total compensation cost for share-based payment arrangements recognized for the three and six-month ended June 30, 2009 was $88,281 and $167,176 respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	June 30, 2010	June 30, 2009
Weighted-average-grant-date fair value	$0.1842	$0.2324
Expected volatility	164% -168%	108% -109%
Weighted average volatility	167%	108%
Risk-free interest rate	2.14% -2.59%	2.47% -3.52%
Expected term (in years)	5.0	8.1
Forfeiture rate (per year)	6.7	6.7

A summary of all stock option activity during the six months ending June 30, 2010 and 2009, were as follows:

	June 30, 2010		June 30, 2009
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
January 1	7,789,721	$0.53	6,230,008	$0.66
Add (deduct):
Granted	—	—	392,190	$0.25
Forfeited	—	—	(52,777)	$0.84
Expired	—	—	—	—

March 31	7,789,721	$0.53	6,569,421	$0.64
Add (deduct):
Granted	407,000	$0.17	731,700	$0.29
Forfeited	(282,590)	$0.82	(125,800)	$0.71
Expired	(75,306)	$0.61	—	—

June 30	7,838,825	$0.51	7,175,321	$0.60

Exercisable, June 30	3,289,750	$0.65	2,539,129	$0.74

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

Contractual Commitments

The Company leases office space for its corporate headquarters in Atlanta, Georgia. Effective October 1, 2009 the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. The Company leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The Company also leases office equipment for use in its various locations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities. The Company has a software license agreement with terms greater than one year for the purchase of the policy management system code.

The Company had a contractual commitment in association with long-term debt owed to its current Chairman and Chief Executive Officer in the amount of $230,723 as of March 31, 2010, which was paid off on June 30, 2010. Further, the Company has a long-term commitment in connection with Junior Subordinated Debentures issued in December 2005. On March 10, 2009, AAIC purchased all of the Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount is being accreted to interest income over the remaining life of the Capital Securities using the interest method. The purchase resulted in an increase in our investment portfolio for redeemable preferred stock in the amount of $1,001,089. Please refer to Note 7 of the Notes to Consolidated Financial Statements, as of December 31, 2009 included in our Annual Report on Form 10-K for additional information about the long-term debt arrangements.

Minimum amounts due under the Company’s non-cancelable commitments at June 30, 2010 are as follows:

Payments due by period	Long-Term Debt Obligations	Operating Lease Obligations	Total
Less than 1 year	$124,032	$732,530	$856,562
1-3 years	115,468	2,827,692	2,943,160
4-5 years	—	1,400,036	1,400,036
More than 5 years	4,985,181	2,993,402	7,978,583

Total	$5,224,681	$7,953,660	$13,178,341

Defined Contribution Plan

The Company’s associates participate in the AssuranceAmerica Corporation 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2008, the Company elected to match 33% of employee contributions up to 6% of gross earnings. Matching contributions during the first six months of 2010 and 2009 were $64,904 and $50,880, respectively. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(10) Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the six month ended June 30, 2010 and 2009, because their inclusion would be anti-dilutive, are as follows:

	Three Months Ended June 30th,		Six Months Ended June 30th,
	2010	2009	2010	2009
Stock options	7,838,825	5,058,887	4,549,075	5,058,887

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the periods ended June 30, 2010 and 2009 are as follows:

	Net Income (Loss)	Average Shares Outstanding	Per Share Amount
For the three months ended June 30, 2010:
Net loss — basic	$(160,988)	65,494,357	$(0.002)

Effect of dilutive stock warrants and options	—	—

Net loss — diluted	$(160,988)	65,494,357	$(0.002)

For the three months ended June 30, 2009:
Net income — basic	$181,732	65,144,357	$0.003

Effect of dilutive stock warrants and options	—	276,927

Net income — diluted	$181,732	65,421,284	$0.003

For the six months ended June 30, 2010:
Net income — basic	$677,616	65,440,213	$0.010

Effect of dilutive stock warrants and options	—	480,236

Net income — diluted	$677,616	65,920,449	$0.010

For the six months ended June 30, 2009:
Net income — basic	$998,710	65,096,300	$0.015

Effect of dilutive stock warrants and options	—	78,557

Net income — diluted	$998,710	65,174,857	$0.015

(11) Supplemental Cash Flow Information

	2010	2009
Cash paid during the six months ended June 30:
Interest	$187,665	$252,690
Income taxes	$3,455	$5,590

On June 16, 2010 the Company purchased the assets of Atlantic Southeastern Insurance Group, LLC and James T. Moore Company for an estimated price of $144,000. The Company paid $100,000 in cash and the balance of $44,000 will be paid on the last day of the thirteenth month following the closing date. The acquired companies will offer commercial insurance through our owned retail agencies.

On March 26, 2010 the Company purchased the assets of NexTT Solutions, LLC for an estimated purchase price of $243,000. The Company paid $25,000 as a down payment and the remaining balance will be paid once the renewals are finalized. The purchase price reflects $211,725 for its 2009 renewals in 2010 and 2010 renewals in 2011, which is subject to change and will be finalized in 2011 and $31,275 was paid to NexTT for the rights to its agency software program. NexTT Solutions offers sports injury solutions to colleges and universities through one of our TrustWay insurance agencies.

On March 1, 2009 the Company purchased the assets of First Choice Insurance, LLC for cash of $28,800 and as part of the purchase agreement the Company issued a note payable in the amount of $115,200.

The following table illustrates the composition of acquisitions for the six months ended June 30, 2010 and 2009:

	2010	2009
Fair value of assets acquired, including identifiable intangibles	$332,000	$80,000
Goodwill	55,000	64,000
Cash paid to sellers	(125,000)	(28,800)

Payable due to seller	$262,000	$115,200

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

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
SECOND QUARTER 2010
Revenues
External customer	$5,652	$1,288	$8,685	$—	$—	$15,625
Intersegment	1,445	293	684	848	(3,270)	—
Income
Segment pretax income (loss)	156	(902)	625	(42)	—	(163)
Assets
Segment assets	16,562	11,383	121,616	24,665	(37,303)	136,923
SECOND QUARTER 2009
Revenues
External customer	$6,158	$1,378	$8,869	$—	$—	$16,405
Intersegment	1,650	618	787	711	(3,766)	—
Income
Segment pretax income (loss)	534	(771)	640	(65)	—	338
Assets
Segment assets	15,642	12,485	127,872	21,126	(33,632)	143,493

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST SIX MONTHS 2010
Revenues
External customer	$13,226	$3,239	$17,336	$—	$—	$33,801
Intersegment	3,589	868	1,723	1,696	(7,876)	—
Income
Segment pretax income (loss)	1,142	(937)	1,093	(63)	—	1,235
Assets
Segment assets	16,562	11,383	121,616	24,665	(37,303)	136,923

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST SIX MONTHS 2009
Revenues
External customer	$13,900	$3,172	$17,107	$—	$—	$34,179
Intersegment	4,013	1,598	1,893	1,422	(8,926)	—
Income
Segment pretax income (loss)	1,497	(748)	1,041	(105)	—	1,685
Assets
Segment assets	15,642	12,485	127,872	21,126	(33,632)	143,493

(13) Proposed Accounting Standards Updates

On June 29, 2010, the FASB issued an Exposure Draft of a proposed ASU of Fair Value Measurements and Disclosure (Topic 820). This proposed update is a result of the continuing efforts of the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”).

The Boards are working together to ensure that fair value will have the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements will be the same (except for minor differences in wording and style). The Boards believe the amendments in this proposed update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this proposed update would apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in shareholders’ equity in the financial statements. The amendments in this proposed update would result in common fair value measurement and disclosure requirements in GAAP and IFRS. As a result, the proposed amendments would change the wording used to describe many of the principles and requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.

For many of the requirements, the Board does not intend for the amendments in this proposed update to result in a change in the application of the requirements in (Topic 820). Some of the proposed amendments would clarify the Board’s intent about the application of existing fair value measurement guidance or would change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The more notable of those proposed amendments includes: (a) Highest and best use and valuation premise; (b) Measuring the fair value of an instrument classified in shareholders’ equity; (c) Measuring the fair value of financial instruments that are managed within a portfolio; (d) Application of blockage factors and other premiums and discounts in a fair value measurement; (e) Additional disclosures about fair value measurements. The effective date will be determined after the Board considers the feedback on the amendments in this proposed update. The proposed amendments would be effective as of the beginning of the period of adoption. A reporting entity would recognize a cumulative-effect adjustment in beginning retained.

On June 24, 2010, the FASB issued an Exposure Draft of a proposed ASU of Revenue Recognition (Topic 605), Revenue from contracts with customers. This Proposed update for Revenue Recognition is crucial to users of financial statements in assessing a company’s performance and prospects. However, revenue recognition requirements in GAAP differ from those in IFRS, and both sets of requirements are considered to be in need of improvement. GAAP comprises broad revenue recognition concepts and numerous requirements for particular industries or transactions that can result in different accounting for economically similar transactions.

Although IFRS provide less guidance on revenue recognition, the two main revenue recognition standards, IAS 18, Revenue, and IAS 11, Construction Contracts, can be difficult to understand and apply to transactions beyond simple transactions. In addition, those standards have limited guidance on important topics such as revenue recognition for multiple-element arrangements. Accordingly, the FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and IFRS that would, (a) remove inconsistencies and weaknesses in existing revenue recognition standards and practices; (b) provide a more robust framework for addressing revenue recognition issues; (c) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and (d) simplify the preparation of financial statements by reducing the number of requirements to which entities must refer. To meet those objectives, the FASB and the IASB have jointly developed a draft standard on revenue and, hence, are proposing amendments to the FASB Accounting Standards Codification™ and to IFRS.

The proposed guidance would affect any entity that enters into contracts to provide goods or services that are an output of the entity’s ordinary activities, unless those contracts are within the scope of other requirements of GAAP or IFRS. In GAAP, the proposed guidance would supersede most of the guidance on revenue recognition in (Topic 605). In IFRS, the proposed guidance would supersede IAS 18 and IAS 11 and related interpretations. The proposed guidance specifies the principles that an entity would apply to report useful information about the amount, timing, and uncertainty of revenue and cash flows arising from its contracts to provide goods or services to customers. In summary, the core principle would require an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it receives, or expects to receive, in exchange for those goods or services. The proposed guidance also specifies the accounting for some costs. An entity would recognize the costs of obtaining a contract as expenses when incurred. In most cases, an entity would apply the proposed guidance to a single contract and recognize revenue when a performance obligation is satisfied. The effective date will be determined after the Board considers the feedback on the amendments in this proposed update. The proposed amendments would be effective as of the beginning of the period of adoption. A reporting entity would recognize a cumulative-effect adjustment in beginning retained.

On May 26, 2010, the FASB issued an Exposure Draft of a proposed ASU of Comprehensive Income, (Topic 220), Statement of Comprehensive Income. The Current GAAP and IFRS allow reporting entities several alternatives for displaying other comprehensive income and its components in financial statements. The amendments in this proposed update would require that all components of comprehensive income be reported in a continuous financial statement that displays the components of net income and the components of other comprehensive income within comprehensive income.

The FASB and IASB proposed that an entity should present a continuous statement of comprehensive income in their preliminary views document on their joint project on financial statement presentation in order to improve comparability, consistency, and transparency in financial reporting. The Boards affirm their decisions to remove the options that permit the components of net income and the components of other comprehensive income to be displayed in separate financial statements to enhance the prominence of the items reported in other comprehensive income for each reporting period.

All entities that report items of other comprehensive income, in any period presented, could be affected by the changes proposed in this update. Under the amendments in this proposed update to Topic 220, Comprehensive Income, of the FASB Accounting Standards Codification™, an entity would be required to report total comprehensive income and its components in two parts —net income and other comprehensive income—in a continuous statement of financial performance. An entity would be required to display a total for each part; it also would be required to display each component of net income and each component of other comprehensive income in that statement of financial performance. The amendments in this proposed update would not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this proposed update would not change the option for an entity to show components of other comprehensive income gross or net of the effect of income taxes in the statement of comprehensive income as long as the tax effect for each component is disclosed in the notes to the financial statements or is displayed parenthetically on the statement of comprehensive income. The amendments in this proposed update would not affect how earnings per share are calculated or reported. The amendments in this proposed update would be applied on a fully retrospective basis to improve comparability between reporting periods. Early adoption would be permitted, because compliance with the proposed amendments is already permitted. The amendments do not require any transition disclosures.

The proposed amendments would simplify how comprehensive income is reported by eliminating two options for how items of comprehensive income are displayed. The proposed amendments would improve financial reporting by requiring a continuous statement of comprehensive income that would enhance the prominence of the items reported as other comprehensive income. The amendments of such a presentation would improve the understandability of comprehensive income and the relationships between changes in the statement of financial position, components of other comprehensive income, and components of net income for each period. The effective date will be determined after the Board considers the feedback on the amendments in this proposed update. The amendments in this proposed update would be applied on a fully retrospective basis to improve comparability between reporting periods. Early adoption would be permitted, because compliance with the proposed amendments is already permitted. The amendments do not require any transition disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported a net loss of $0.2 million and net income of $0.7 million for the three and six months ended June 30, 2010, compared to net income of $0.2 million and $1.0 million for the three and six months ended June 30, 2009. The Company’s fully diluted loss per common share for the three months ended June 30, 2010 was $0.002 compared to net income per share of $0.003. For six months ended June 30, 2010 and 2009 fully diluted earnings were $0.010 and $0.015, respectively. The $0.3 million decrease in net income for both the three and six months ended June 30, 2010 mainly resulted from a decrease in premiums within the wholesale division, offset by a decrease in investment losses on securities.

Revenues

Premiums

Gross premiums written for the three and six month ended June 30, 2010 were $21.7 million and $54.0 million compared to $24.1 million and $57.7 million, respectively in 2009. The majority of the $2.4 million decline in premium in the second quarter of 2010 mainly relates to a change in rates and increased competition in the states of Florida of $2.3 million, Georgia of $1.4, Louisiana of $0.7 million and South Carolina of $0.5 million, offset by an increase in the state of Virginia for $1.7 million, where AAIC began writing in the first quarter of 2010 and $0.8 million increase in one-month policy offered in Texas. The six month decrease of $3.6 million was similarly impacted by the change in rates resulting in a decline of $5.4 million in Florida, $1.4 million in Georgia, $1.0 million in Louisiana, offset by $1.5 million increase in our new one-month policies product in Texas and new state entry in Virginia of $2.6 million. As of June 30, 2010 the soft market and economic factors continues to put additional pressure on our writings in Florida and Georgia. These two states accounted for approximately 20% of the decline in premium for the first six months of 2010. However, policies in-force increased 3.5% from December 31, 2009 to June 30, 2010. Further, the Company ceded approximately 68% of its direct premiums written to its reinsurers during 2010, constant with the rate in 2009. The amount ceded for the six months ended June 30, 2010 and 2009, was $36.6 million and $38.9 million, respectively.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $16.9 million for the first six months of 2010 compared to $17.0 million for the same period in 2009.

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

Commission income for the three and six months ended June 30, 2010 was $4.3 million and $10.7 as compared to $5.1 million and $11.8 million for the same periods last year. The decrease in premiums for the period is primarily due to the lower premium volume generated by the MGA. AAIC pays MGA commission on 30% of premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

Managing general agent fees for the three and six month periods ended June 30, 2010 were $2.7 million and $5.6 million, an increase of $0.3 million and $0.4 million when compared to the same periods of 2009. The increase is due to higher policy related fees on renewal premium.

Other fee income for the three and six months ended June 30, 2010 were $90 thousand and $229 thousand in relation to $75 thousand and $183 thousand for the same periods in 2009. The higher fees relates to revenue generated from towing and rental products offered to insureds in the retail (TrustWay) segment.

Net Investment Income and investment gains and (losses)

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses, net of realized investments gains and losses. Net investment income, including realized investment gains (losses) was $0.2 million for the second quarter of 2010 and $0.3 million for the six months ended June 30, 2010 compared to net investment income the same periods in 2009 of $0.1 million and $17 thousand in 2009. The increase for the year mainly resulted from higher realized investment gains due to improved market conditions.

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

We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance in the event that the reinsurers do not meet their obligations under the agreements due to, for example, disputes with the reinsurer or the reinsurer’s insolvency. The Company cedes approximately 68% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the first six months of 2010, was $30.3 million compared to $28.9 million as of June 30, 2009.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $5.9 million and $11.8 million for the three-month and six-month periods ended June 30, 2010. As a percentage of earned premiums, this amount decreased for the three-month period ended June 30, 2010, from 72.4% to 69.7%, when compared with the same period in 2009. As a percentage of earned premiums, this amount decreased for the six-month period ended June 30, 2010, from 71.0% to 70.2%, when compared with the same period in 2009. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The decrease in the year-over-year loss ratio is in part due to lower premium volume and improved loss experience.

Other Expenses

Other operating expenses, including selling and general and administrative increased $0.2 million and $0.4 million for the three-month and six-month periods ended June 30, 2010 when compared to the same periods of 2009. As a percentage of revenue, selling and general and administrative expenses for the three-month period ended June 30, 2010 increased from 56.4% to 60.2% when compared to the 2009 period. As a percentage of revenue, selling and general and administrative expenses for the six month period ended June 30, 2010 increased from 56.8% to 58.5% when compared to the 2009 period. The increase in selling expenses is primarily attributable to higher staffing costs and lower revenue within the wholesale division when compared to the 2009 period.

Income Tax Expense

The provision for income taxes for the three-month and six-month periods ended June 30, 2010, consists of federal and state income taxes at the Company’s effective tax rate. The Company had a tax benefit of $2 thousand and $0.6 million expense for the three-month and six-month periods ended June 30, 2010, representing an effective tax rate of 1.4% and 45.2%, respectively. This tax expense compares with a tax expense of $0.2 million and $0.7 million for the comparable 2009 periods, which was an effective tax rate of 46.3% and 40.7%, respectively. The tax rate decline in the three and six months ended is primarily related to the increase in stock option expense and lower earnings.

Financial Condition

As of June 30, 2010, the Company had investments and cash of $20.3 million, compared to $19.0 million as of December 31, 2009. The Company’s investment strategy is to invest in highly liquid, short-term investments, and equity securities as well as investing in bonds with short durations in order to meet its insurance obligations. As of June 30, 2010, the Company had $9.7 million in cash and short-term investments, which included $1.8 million of cash restricted to provide security for certain reinsurance reserve obligations. The equity security portfolio amounted to $1.8 million and is diversified amongst various industries. The Company’s long term investments of $8.7 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The Company’s investment activities are made in accordance with the Company’s investment policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.

Premiums receivable as of June 30, 2010, increased $1.7 million to $36.9 million compared to $35.2 million as of December 31, 2009. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during 2010. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverables as of June 30, 2010, decreased $8.2 million, to $35.6 million compared to $43.8 million as of December 31, 2009. The decrease is directly related to AAIC’s reduction in unpaid reinsurance reserves of $6.8 million due to the settlement of claims and $1.7 million received for paid loss reinsurance recoverables. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes approximately 70% of both premiums and losses. The $35.6 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid.

Prepaid reinsurance premiums as of June 30, 2010, increased $1.3 million to $26.4 million compared to $25.1 million as of December 31, 2009. The increase results from AAIC’s premium growth during the year and represents premiums ceded to its reinsurers which have not been fully earned.

Deferred acquisitions costs as of June 30, 2010, increased $0.1 million to $2.6 million compared to $2.5 million as of December 31, 2009. The increase results from AAIC’s premium produced for the first six months of the year.

Other receivables as of June 30, 2010 decreased $0.3 million to $1.5 million compared to $1.8 million as of December 31, 2009. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The decrease in the receivable is attributable to expense reimbursements received from two non-affiliated MGA’s in the states of Florida and Texas of $0.2 million and $0.1 million received from agents for uncollected balances.

Intangible assets as of June 30, 2010, increased $0.2 million to $7.7 million from the balance of $7.5 million as of December 31, 2009. This increase relates to acquisitions made during the year of $0.3 million, offset by $0.2 million of amortization of intangible assets in 2010.

Prepaid income taxes decreased $0.2 million as of June 30, 2010 due to an increase in net income during the first six months of June 30, 2010 and the Company is now in an income tax payable position.

Deferred tax assets decreased $0.2 million to $2.7 million as of June 30, 2010, compared to the balance of $2.9 million as of December 31, 2009. This decrease primarily related to the utilization of net operating loss carry forwards during 2010.

Accounts payable and accrued expenses as of June 30, 2010, decreased slightly from December 31, 2009 of $8.6 million to $8.5 million to June 30, 2010. The decrease is primarily due to $0.6 million in accrued payroll, $0.3 million decrease in deferred revenue, offset by an increase in commission’s payable of $0.4 million, $0.2 million in premium taxes and $0.2 million related to balances due to carriers for premiums.

Unearned premium as of June 30, 2010 increased $1.9 million to $37.8 million, compared to $35.9 million as of December 31, 2009, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during 2010.

Unpaid losses and loss adjustment expenses decreased $9.9 million to $32.1 million as of June 30, 2010 from $42.0 million at December 31, 2009. The decrease is mainly due to the increase in claim settlements during the period as the Company is accelerating and paying claims faster, which should improve claim results. This unpaid amount represents management’s estimates of future amounts needed to pay claims and related expenses.

Reinsurance payable as of June 30, 2010 increased $3.2 million to $31.7 million, compared to $28.5 million as of December 31, 2009. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains seven quota-share reinsurance treaties with its reinsurers in which it cedes 70% of both premiums and losses for the majority of its states. The increase is mainly attributable to the reimbursement of $3.0 million of premiums received from its reinsurers as a result of an overpayment in prior years.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of June 30, 2010 decreased $0.1 million to $3.5 million, compared to the balance at December 31, 2009 of $3.6 million. The decrease is related to prior period settlements, offset by increases in current year AAIC writings.

Federal income taxes payable increased $0.1 million as of June 30, 2010 due to an increase in net income during the first six months of June 30, 2010.

Notes payable as of June 30, 2010, decreased $0.5 million to $0.2 million compared to $0.8 million as of December 31, 2009. The change resulted primarily from $0.3 million in final payments applied to the principal balances payable on promissory notes to the Company’s Chairman.

Liquidity and Capital Resources

Net cash provided by operating activities the period ended June 30, 2010, was $2.0 million compared to net cash used by operating activities of $1.3 million for the same period of 2009. The increase in operating activities was mainly due to a $3.0 million reimbursement from the reinsurers offset by higher claims paid during the period.

Investing activities for the period ended June 30, 2010 reflect $0.1 million paid related to agency acquisitions, $0.3 million in purchases of computer software and hardware and leasehold improvements in our headquarters and in TrustWay, offset by net inflows from investments in the amount of $0.1 million.

Financing activities for the period ended June 30, 2010 remained flat when compared to the same period last year.

The Company’s liquidity and capital needs have been met in the past through premium, commission and fee income, loans from its Chairman, its former Chief Executive Officer, and former Division President of the Company and the issuance of its Series A Convertible Preferred Stock, Common Stock and Debt Securities. The Company’s made its final related party debt payment of the unsecured promissory notes payable to its Chairman in June 2010. The promissory note carried an interest rate of 8% per annum and provided for the repayment of principal on an annual basis.

On June 30, 2010, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Loan Agreement between the Company and Wells Fargo Bank, N.A. (as successor in interest by merger to Wachovia Bank, N.A.) (the “Lender”). The First Amendment amends the Loan Agreement, dated July 17, 2009, between the Company and the Lender (the “Loan Agreement”).

The First Amendment extends the maturity date for the facility to July 16, 2011. The proceeds of the facility may be used for funding certain permitted acquisitions, funding short-term loans to the Company’s wholly owned subsidiary, AAIC, or for working capital or general corporate needs in the ordinary course of business. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay and MGA, and is guaranteed by the same entities. In addition, TrustWay pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor.

The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12 month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreases to 1.10 for each of the fiscal quarters ended June 30, 2010, and September 30, 2010 and to 1.25 for each subsequent fiscal quarter. The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of June 30, 2010, management believes the Company was in compliance with all these covenants. The interest rate is 3.00% plus 90-day LIBOR due and payable monthly (3.533% June 30, 2010). As of June 30, 2010, there is $1.5 million in borrowings outstanding under the credit agreement.

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

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum statutory capital and surplus of $3.0 million. As of June 30, 2010, AAIC’s statutory capital and surplus was $13.0 million.

In April of 2010, the Company’s shareholders approved the Company’s 2010 Incentive Plan (“2010 Plan”). The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted to participants under the 2010 Plan consists of 2,000,000 shares. As of June 30, 2010, there were 7,806,825 shares of the Company’s common stock subject to outstanding awards under the prior 2000 Incentive Plan (the “Prior Plan”). The company will not grant any additional awards under the Prior Plan, and it expired in June 2010.

Loss and LAE Reserves

The Company is required to make certain estimates and assumptions when preparing its financial statements and accompanying notes in accordance with GAAP. One area which requires estimations and assumptions is the establishment of loss and LAE reserves. Loss and LAE reserves are established to reflect the estimated costs of paying claims and claims expenses under insurance policies we have issued. These reserves are an approximation of amounts necessary to settle all outstanding claims, including claims of which we are aware and claims that have been incurred but not reported (“IBNR”) as of the financial statement date.

At June 30, 2010 and 2009, we had $9.3 million and $12.3 million of net loss and LAE reserves, which included $5.6 million and $6.4 million of case reserves and $3.7 million and $5.9 million of IBNR reserves. During 2010, the Company had a decrease in case reserves and IBNR reserves. This decrease is the result of an enhanced claims handling process enabling us to better serve our customers and accelerate claims payments in some cases, which reduces the need for reserves.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of June 30, 2010 and December 31, 2009:

	2010	2009
Personal Auto Liability	$30,535,624	$37,545,120
Personal Auto Physical Damage	1,541,583	4,427,863

Total Gross Reserves-Unpaid Losses and LAE	$32,077,207	$41,972,983

The decrease in gross reserves was $9.9 million due to an increase in claims settlements and improved claim handling in the first six months of 2010. The liability line of business decreased $7.0 million and the auto physical damage line decreased of $2.9 million.

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

The following table provides the estimated changes in the liability and related payments made for the calendar periods ended June 30, 2010 and 2009. The increase in paid losses and LAE has enabled us to reduce loss and LAE reserves over time.

	2010	2009
Change in net loss and LAE reserves	$(2,979,132)	$592,081
Paid losses and LAE	14,814,875	11,480,125

Total incurred losses and LAE	$11,835,743	$12,072,206

Loss and LAE ratio(1)	70.2%	71.0%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

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

During the six months ended June 30, 2010, our loss and LAE ratio increased slightly by 0.2% as compared to a 8.4% decrease in the same period a year ago. The first six months of June 2010 increase is due to an increase in industry-wide loss costs in both bodily injury and auto physical damage coverages and the June 2009 decrease was mainly related to an increase in premium production and policy fees, which were classified as premium in 2009. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

The table below presents the development experienced in the following periods:

	2010	2009
Prior year incurred losses	$291,005	$(659,020)
Current year incurred losses and LAE	11,544,738	12,731,226

Total incurred losses and LAE	$11,835,743	$12,072,206

Increase (decrease) to the calendar year loss and LAE ratio	0.2%	(8.4)%

The 2010 prior year incurred loss development was unfavorable by $0.3 million for the first six months of 2010 due to an increase in losses in the 2009 and prior accident years. The 2009 prior year-to-date development was favorable by $0.7 million, which related to the 2008 and prior accident years. The unfavorable development reflects losses settling for more than previously reserved and the favorable development reflects losses settling for less than previously reserved, particularly in our higher limit bodily injury coverages. Changes in our estimate of severity from what we originally expected when establishing the reserves is the principal cause of prior accident year development. These changes in estimates are the result of what we are observing in the underlying data as it develops. Our personal lines case loss reserves (e.g., claims settling for more than reserved) had minimal development during the year.

Ceded Reinsurance

The Company cedes a significant portion of its personal automobile premium to other reinsurers. The Company’s reinsurance strategy is to use quota share reinsurance to mitigate the financial impact of losses on its operations, while enabling premium growth within its capital base. Historically, the Company’s reinsurance contracts have been one or two years in duration, subject to renewal.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. Further, the reinsurers cover up to $2,000,000 in aggregate claims for extra contractual obligations each policy year.

The impact of reinsurance on the income statement as of June 30, 2010 and 2009 is as follows:

	2010	2009
Written premiums ceded:	$36,620,776	$38,919,363
Ceding commissions earned:	$8,251,452	$8,993,299
Ceded losses and loss adjustment expenses incurred:	$30,341,054	$28,886,170

The impact of reinsurance on the balance sheets as of June 30 and December 31, 2009 is as follows:

	2010	2009
Reinsurance recoverable:	$35,587,813	$43,809,125
Ceded unpaid losses and loss adjustment expense:	$22,793,248	$29,709,859
Ceded unearned premiums:	$26,432,012	$25,098,051
Reinsurance payable:	$31,701,542	$28,523,284

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force.

During 2010 and 2009, the Company ceded approximately 68% of its premium and losses to the contracted reinsurers. Premiums ceded under this reinsurance agreement for the six months ended June 30, 2010 and 2009 were $36.6 million and $38.9 million, respectively. The related ceding commission was approximately $8.3 million in 2010 and $9.0 million in 2009. The decline in ceded premium is mainly due to a decrease in premium volume in the states of Florida, Georgia and Louisiana, offset by increases in Texas and Virginia.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE by $30.3 million and $28.9 million for the six months ended June 30, 2010 and 2009, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverables. As of June 30, 2010, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy the Company’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $35.6 million and $43.8 million as of June 30, 2010 and December 31, 2009, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $22.8 million and $29.7 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other insurance companies under the terms of reinsurance agreements in the amount of $12.8 million and $14.1 million as of June 30, 2010 and December 31, 2009, respectively. The paid loss recoverables are in good standing as of June 30, 2010.

The Company’s ceded unearned premium relates to policies in force and is earned ratably over the policy period. As of June 30, 2010 and December 31, 2009, the ceded unearned reserves amounted to $26.4 million and $25.1 million, respectively. The unearned premium will become earned over the term of the policy. Reinsurance payable of $31.7 million and $28.5 million as of June 30, 2010 and December 31, 2009 represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis, and no balances are in dispute through June 30, 2010.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes approximately 68% of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. The Company paid premiums net of commissions of $25.1 million and $27.7 million and received reinsurance recoverables on paid loss and loss adjustment expenses of $38.5 million and $24.9 million in 2010 and 2009, respectively.

The Company’s reinsurance strategies have not changed from previous years and the Company’s limited loss exposure is approximately 30%, which is based on the existing quota share agreement, whereby the Company cedes approximately 68% of its losses. While the Company monitors conditions within the reinsurance market, adverse conditions could have an impact on the Company’s ability to secure reinsurance capacity, thereby limiting its ability to cede future losses.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of June 30, 2010, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The non-standard automobile insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with both large national insurance providers and smaller regional companies. The largest automobile insurance companies include The Progressive Corporation, The Allstate Corporation, State Farm Mutual Automobile Insurance Company, GEICO, Farmers Insurance Group and Safeco Corp. Our chief competitors include some of these companies as well as Mercury General Corporation, Infinity Property & Casualty Corporation, Affirmative Insurance Holdings, Inc., and Direct General Corporation. Some of our competitors have more capital, higher ratings and greater resources than we have, and may offer a broader range of products and lower prices and down payments than we offer. Some of our competitors that sell insurance policies directly to customers, rather than through agencies or brokerages as we do, may have certain competitive advantages, including increased name recognition among customers, direct relationships with policyholders and potentially lower cost structures. In addition, it is possible that new competitors will enter the non-standard automobile insurance market. Our loss of business to competitors could have a material impact on our growth and profitability. Further, competition could result in lower premium rates and less favorable policy terms and conditions, which could reduce our underwriting margins.

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

Policy service fee revenues have provided additional revenues equivalent to approximately 14% of gross premium produced by MGA. These fees include policy origination fees and installment fees to compensate us for the costs of providing installment payment plans, as well as late payment, policy cancellation, policy rewrite and reinstatement fees. Our revenues could be reduced by changes in insurance regulation that restrict our ability to charge these fees. Those arrangements are subject to insurance holding company act regulation in the states where our insurance subsidiaries are domiciled. Continued payment of these fees could be affected if insurance regulators in these states determined that these arrangements are not permissible under the insurance holding company acts.

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

We manage our business with a number of key personnel, including our executive officers, the loss of whom could have a material adverse effect on our business and our results of operations, financial condition and cash flows. The President and COO, Joseph Skruck, the Executive Vice President and General Counsel, Mark Hain, and the Chief Financial Officer, John Mongelli have employment agreements with us. In addition, as our business develops and expands, we believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. We may not be able to continue to employ key personnel and may not be able to attract and retain qualified personnel in the future. Failure to retain or attract key personnel could have a material adverse effect on our business and our results of operations, financial condition and cash flows.

Our debt service obligations could impede our operations, flexibility and financial performance.

Our level of debt could affect our financial performance. As of June 30, 2010, we had consolidated indebtedness (other than trade payables and certain other short term debt) of approximately $6.7 million. In addition, borrowings under our trust preferred arrangement bear interest at rates that may fluctuate. Therefore, increases in interest rates on the obligations under our credit agreement would adversely affect our income and cash flow that would be available for the payment of interest and principal on the loans outstanding.

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

Our results of operations depend in part on the performance of our invested assets. As of June 30, 2010, 80% of our investment portfolio was invested in fixed maturity securities with the remainder equity investments. Certain risks are inherent in connection with fixed maturity securities, including loss upon default and price volatility in reaction to changes in interest rates, credit spreads, deterioration in the financial condition of the issuers and general market conditions. An increase in interest rates lowers prices on fixed maturity securities, and any sales we make during a period of increasing interest rates may result in losses. Also, investment income earned from future investments in fixed maturity securities will decrease if interest rates decrease.

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

For the six months ended June 30, 2010, we generated approximately 57% of our gross written premium in our top two states, Florida and Georgia. Our revenues and profitability are therefore subject to prevailing regulatory, legal, economic, demographic, competitive and other conditions in those states. Changes in any of those conditions could have an adverse effect on our results of operations, financial condition and cash flows. Adverse regulatory developments in any of those states, which could include, among others, reductions in the rates permitted to be charged, inadequate rate increases, restrictions on our ability to reject applications for coverage or on how we handle claims, or more fundamental changes in the design or implementation of the automobile insurance regulatory framework, could have a material adverse effect on our results of operations, financial condition and cash flows.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a)	Exhibits.

10.1	First Amendment, dated June 30, 2010, by and among AssuranceAmerica Corporation and Wells Fargo Bank, NA., to Loan Agreement, dated July 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 1, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANCEAMERICA CORPORATION

By:	/s/ Guy W. Millner
Guy Millner
Chairman and CEO

Date: August 6, 2010

By:	/s/ John M. Mongelli
John M. Mongelli
Chief Financial Officer

Date: August 6, 2010