Form 10-Q
period 2010-09-30
ASSURANCEAMERICA CORP
filed 2010-11-12
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 65,494,357 shares of the Registrant’s $.01 par value Common Stock outstanding as of November 5, 2010.

ASSURANCEAMERICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$8,088,733	$6,253,643
Cash restricted	1,802,337	1,800,000
Short-term investments	360,948	365,717
Long-term investments, at fair value (amortized cost $8,379,412 and $7,745,142)	8,527,293	7,518,144
Long-term investments, held to maturity at amortized cost (fair value $4,986,847 and $4,981,850)	1,001,089	1,015,374
Marketable equity securities, at fair value (cost $1,958,111 and $1,888,334)	2,061,240	1,918,841
Other long-term investments	744,322	—
Other securities	155,000	155,000
Investment income due and accrued	193,241	180,719
Receivable from insureds	36,711,165	35,173,717
Reinsurance recoverable (including $9,666,005 and $14,099,266 on paid losses)	32,176,962	43,809,125
Prepaid reinsurance premiums	25,928,912	25,098,051
Deferred acquisition costs	2,608,015	2,457,647
Property and equipment (net of accumulated depreciation of $4,930,008 and $4,344,673)	2,000,878	2,012,963
Other receivables	3,588,577	1,766,762
Prepaid expenses	998,446	510,558
Intangibles (net of accumulated amortization of $3,328,893 and $3,051,877)	7,588,193	7,509,934
Security deposits	122,594	105,315
Prepaid income tax	—	249,452
Deferred tax assets	2,346,028	2,909,229
Other assets	325,816	335,526

Total assets	$137,329,789	$141,145,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$11,904,588	$8,551,370
Unearned premium	37,267,811	35,916,156
Unpaid losses and loss adjustment expenses	31,671,126	41,972,983
Reinsurance payable	30,158,044	28,523,284
Provisional commission reserve	2,894,381	3,599,289
Funds withheld from reinsurers	1,875,000	1,875,000
Federal income taxes payable	9,150	—
Revolving line of credit	1,500,000	1,500,000
Notes payable and related party debt	199,318	774,001
Junior subordinated debentures payable	4,986,847	4,981,850

Total liabilities	122,466,265	127,693,933

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and 80,000,000, outstanding 65,494,357 and 65,144,357)	654,943	651,443
Surplus-paid in	17,782,429	17,363,620
Accumulated deficit	(3,730,729)	(4,440,473)
Accumulated other comprehensive gains (losses):
Net unrealized gains (losses) on investment securities, net of taxes	156,881	(122,806)

Total stockholders’ equity	14,863,524	13,451,784

Total liabilities and stockholders’ equity	$137,329,789	$141,145,717

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION

(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Gross premiums written	$24,908,126	$27,080,533	$78,946,512	$84,733,359
Gross premiums ceded	(16,636,790)	(18,123,071)	(53,257,566)	(57,042,434)

Net premiums written	8,271,336	8,957,462	25,688,946	27,690,925
(Increase) decrease in unearned premiums, net of prepaid reinsurance premiums	25,191	(139,747)	(520,796)	(1,861,362)

Net premiums earned	8,296,527	8,817,715	25,168,150	25,829,563
Commission income	5,595,289	5,366,796	16,326,066	17,125,276
Managing general agent fees	2,693,884	2,603,629	8,332,545	7,812,300
Net investment income	165,428	179,768	501,917	522,891
Net investment gains (losses)	3,627	5,511	(2,075)	(320,190)
Other fee income	105,711	77,091	334,622	259,708

Total revenue	16,860,466	17,050,510	50,661,225	51,229,548

Expenses:
Losses and loss adjustment expenses	6,056,487	6,214,195	17,892,230	18,286,400
Selling, general and administrative expenses	10,171,700	9,926,900	29,935,364	29,335,305
Stock option expense	103,939	84,510	317,308	251,686
Depreciation and amortization expense	297,904	301,106	862,785	895,100
Interest expense	92,979	102,005	280,644	354,695

Total operating expenses	16,723,009	16,628,716	49,288,331	49,123,186

Income before provision for income tax expense	137,457	421,794	1,372,894	2,106,362
Income tax provision	105,328	187,292	663,149	873,150

Net income	$32,129	$234,502	$709,745	$1,233,212

Earnings per common share
Basic	$0.000	$0.004	$0.011	$0.019
Diluted	$0.000	$0.004	$0.011	$0.019
Weighted average shares outstanding-basic	65,494,357	65,144,357	65,458,460	65,112,495
Weighted average shares outstanding-diluted	66,139,978	65,495,170	65,957,494	65,261,331

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$32,129	$234,502	$709,745	$1,233,212

Other comprehensive gains (losses):
Change in unrealized gains (losses) of investments:
Unrealized gains arising during the year	305,600	507,501	445,424	643,623
Reclassification adjustment for realized gains (losses) recognized during the year	(3,627)	(5,511)	2,075	320,190

Net change in unrealized gains	301,973	501,990	447,499	963,813
Deferred income taxes on above changes	(113,239)	(188,246)	(167,812)	(361,430)

Other comprehensive gains	188,734	313,744	279,687	602,383

Comprehensive income	$220,863	$548,246	$989,432	$1,835,595

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$709,745	$1,233,212
Adjustments to net income to net cash provided (used) by operating activities
Net investment losses on securities	2,075	320,190
Depreciation and amortization	945,472	900,009
Stock-based compensation	317,308	251,686
Deferred tax provision	395,389	554,352
Changes in assets and liabilities:
Investment income due and accrued	(12,522)	(115,114)
Receivables	(3,359,263)	(9,150,101)
Prepaid expenses and other assets	(495,457)	(1,232)
Unearned premiums	1,351,655	6,665,828
Unpaid loss and loss adjustment expenses	(10,301,857)	1,933,841
Ceded reinsurance payable	1,634,760	(512,797)
Reinsurance recoverable	11,632,163	(1,761,362)
Prepaid reinsurance premiums	(830,861)	(4,804,465)
Accounts payable and accrued expenses	3,091,218	2,249,539
Prepaid income taxes/federal income taxes payable	258,602	309,903
Deferred acquisition costs	(150,368)	(361,103)
Provisional commission reserve	(704,908)	(132,431)

Net cash provided (used) by operating activities	4,483,151	(2,420,045)

Cash flows from investing activities:
Purchases of property and equipment, net	(541,959)	(226,203)
Change in short-investments	4,769	807
Proceeds from sales, call and maturities of investments	1,357,895	5,232,127
Purchases of investments	(2,871,746)	(4,363,872)
Transfer of cash to restricted cash	(2,337)	—
Cash received on sale of book of business	—	30,000
Cash paid for acquisition of agencies, net of cash acquired	(125,000)	(34,200)

Net cash provided (used) by investing activities	(2,178,378)	638,659

Cash flows from financing activities:
Repayment of notes payable	(574,683)	(804,916)
Stock issued, net of expenses	105,000	120,000

Net cash used by financing activities	(469,683)	(684,916)

Net increase (decrease) in cash and cash equivalents	1,835,090	(2,466,302)
Cash and cash equivalents, beginning of period	6,253,643	8,287,149

Cash and cash equivalents, end of period	$8,088,733	$5,820,847

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2010 and 2009

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

Other long-term investments. Our other long-term investment consists of low income federal housing credits, which are being amortized over the life of the credits using the amortized cost method. The credits with be utilized over 10 years as required by the federal government and will be offset against the company’s federal income tax expenses.

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2009 as filed with the Securities and Exchange Commission in the 2009 Form 10-K.

New Accounting Standards Adopted

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

(3) Investments

The Company’s marketable equity and long-term investment securities have been classified as available-for-sale and the Redeemable Preferred security that we own is considered held to maturity and is carried at amortized cost. The Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates, asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within shareholders’ equity, net of related deferred income taxes. The other long-term investments represents low income housing credits and are carried at amortized costs.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized gains for the nine months ended September 30, 2010 and 2009 were $447,499 and $963,813, respectively.

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

A summary of investments follows as of:

	September 30, 2010	December 31, 2009
Short-term investments and bank certificates of deposit	$360,948	$365,717
U.S. Treasury securities and obligations of U.S. government corporations and agencies	5,091,404	4,967,070
Corporate debt securities	4,436,978	3,566,448
Marketable equity securities	2,061,240	1,918,841
Other long-term investments	744,322	—

Total	$12,694,892	$10,818,076

The amortized cost, fair value and gross unrealized gains or losses of debt securities available-for-sale at September 30, 2010 and December 31, 2009, by contractual maturity, is shown below:

Years to Maturity — September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
One to five years	$5,141,856	$128,249	$2,262	$5,267,843
Five to ten years	2,321,591	104,100	108,038	2,317,653
Over ten years	915,965	25,832	—	941,797

Total	$8,379,412	$258,181	$110,300	$8,527,293

Years to Maturity — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
One to five years	$4,501,055	$45,063	$34,560	$4,511,558
Five to ten years	2,325,276	3,674	220,404	2,108,546
Over ten years	918,811	—	20,771	898,040

Total	$7,745,142	$48,737	$275,735	$7,518,144

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at September 30, 2010 and December 31, 2009, by security type, is shown below:

Security Type — September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,903,634	$191,192	$3,422	$5,091,404
Corporate debt securities	3,475,778	66,989	106,878	3,435,889
Marketable equity securities	1,958,111	221,631	118,502	2,061,240

Total	$10,337,523	$479,812	$228,802	$10,588,533

Security Type — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,016,183	$3,674	$52,787	$4,967,070
Corporate debt securities	2,728,959	45,063	222,948	2,551,074
Marketable equity securities	1,888,334	176,186	145,679	1,918,841

Total	$9,633,476	$224,923	$421,414	$9,436,985

The amortized cost of securities held to maturity at September 30, 2010 and December 31, 2009, by security type, is shown below:

Security Type — September 30, 2010	Amortized Cost	Unrealized Gains	Unrealized losses	Fair Value
Corporate debt securities	$1,001,089	$3,985,758	$—	$4,986,847

Security Type — December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized losses	Fair Value
Corporate debt securities	$1,015,374	$3,966,476	$—	$4,981,850

As of September 30, 2010, the Company has determined that all of the unrealized losses in the table above were temporary.

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

Following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
September 30, 2010:
U.S. Treasury and government agencies	$3,422	$837,563	$—	$—
Corporate debt securities	615	780,506	106,263	436,535
Equity securities	27,219	223,578	91,283	349,172

	$31,256	$1,841,647	$197,546	$785,707

December 31, 2009:
U.S. Treasury and government agencies	$52,787	$4,467,069	$—	$—
Corporate debt securities	9,604	1,162,896	213,344	327,822
Equity securities	6,308	84,836	139,371	657,196

	$68,699	$5,714,801	$352,715	$985,018

The total proceeds received on sold investments amounted to $357,894 and $5,232,127 for the nine months ended September 30, 2010 and 2009, respectively. The Company realized gains and losses of $47,443 and $49,518, respectively, during 2010 and $94,509 and $414,699, respectively, for the same period last year.

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

Following table illustrates the fair value measurements as of September 30, 2010:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description:
Available for sale securities:
U.S. Treasury and government agencies	$5,091,404	$5,091,404	—	—
Corporate debt securities	3,435,889	—	$3,435,889	—
Marketable equity securities	2,061,240	2,061,240	—	—

Total	$10,588,533	$7,152,644	$3,435,889	$—

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	September 30, 2010	December 31, 2009
Case basis	$5,088,216	$6,412,373
IBNR	4,071,953	5,850,751

Total	$9,160,169	$12,263,124

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

The impact of reinsurance on the statements of operations for the period ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Premiums written:
Direct	$24,908,886	$27,093,309	$78,947,429	$84,508,606
Assumed	(760)	(12,776)	(917)	224,753
Ceded	(16,636,790)	(18,123,071)	(53,257,566)	(57,042,434)

Net	$8,271,336	$8,957,462	$25,688,946	$27,690,925

Premiums earned:
Direct	$25,437,176	$26,443,066	$77,595,773	$77,650,170
Assumed	(761)	84,560	(918)	417,361
Ceded	(17,139,888)	(17,700,175)	(52,426,705)	(52,237,968)

Net	$8,296,527	$8,817,715	$25,168,150	$25,829,563

Losses and loss adjustment expenses incurred:
Direct	$21,105,038	$21,892,618	$63,245,870	$62,474,028
Assumed	5,949	56,451	41,914	433,417
Ceded	(15,054,500)	(15,734,874)	(45,395,554)	(44,621,045)

Net	$6,056,487	$6,214,195	$17,892,230	$18,286,400

The impact of reinsurance on the balance sheets as of the dates indicated as follows:

	September 30, 2010	December 31, 2009
Unpaid losses and loss adjustment expense:
Direct	$31,545,393	$41,814,027
Assumed	125,733	158,956
Ceded	(22,510,957)	(29,709,859)

Net	$9,160,169	$12,263,124

Unearned premiums:
Direct	$37,267,248	$35,915,592
Assumed	563	564
Ceded	(25,928,912)	(25,098,051)

Net	$11,338,899	$10,818,105

The Company received $12,037,522 in commissions on premiums ceded during the nine-month period ended September 30, 2010. Had all of the Company’s reinsurance agreements been cancelled at September 30, 2010, the Company would have returned $6,377,163 in reinsurance commissions to its reinsurers and its reinsurers would have returned $25,928,912 in unearned premiums to the Company.

(7) Income Taxes

The provision for federal and state income taxes for the period ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current	$(134,380)	$206,069	$267,760	$318,798
Deferred	239,708	(18,777)	395,389	554,352

Total provision for income taxes	$105,328	$187,292	$663,149	$873,150

The current tax provision for the third quarter of 2010 compared to 2009, mainly resulted from the utilization of the Company’s net operating loss carryforwards during the quarter.

(8) Capital Stock

Common Stock

During the first nine months of 2010 and 2009, the Company issued 350,000 and 190,476 shares of common stock, $.01 par value to its board of directors, respectively.

Stock-Based Compensation

In April of 2010, the Company’s shareholders approved the 2010 Incentive Plan (“2010 Plan”). The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted to participants under the 2010 Plan consists of 2,000,000 shares. As of September 30, 2010, there were 7,241,245 shares of the Company’s common stock subject to outstanding awards under the prior 2000 Incentive Plan (the “Prior Plan”). The company will not grant any additional awards under the Prior Plan, and it expired in June 2010.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009, using the Black-Scholes-Merton option-pricing model, was $0.2425 and $0.21823, respectively. There were no options exercised during the nine months ended September 30, 2010 and 2009.

Total compensation cost for share-based payment arrangements recognized for the three and nine months ended September 30, 2010 was $103,939 and $317,308, respectively. Total compensation cost for share-based payment arrangements recognized for the three and nine months ended September 30, 2009 was $84,510 and $251,686 respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	September 30, 2010	September 30, 2009
Weighted-average-grant-date fair value	$0.2425	$0.21823
Expected volatility	163% -168%	107% -109%
Weighted average volatility	164%	107%
Risk-free interest rate	1.91% -2.59%	2.47% -3.84%
Expected term (in years)	6.1	9.6
Forfeiture rate (per year)	6.7	6.6

A summary of all stock option activity during the nine months ending September 30, 2010 and 2009, were as follows:

	September 30, 2010		September 30, 2009
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
January 1	7,789,721	$0.53	6,230,008	$0.66
Add (deduct):
Granted	—	—	392,190	$0.25
Forfeited	—	—	(52,777)	$0.84
Expired	—	—	—	—

March 31	7,789,721	$0.53	6,569,421	$0.64
Add (deduct):
Granted	407,000	$0.17	731,700	$0.29
Forfeited	(282,590)	$0.82	(125,800)	$0.71
Expired	(75,306)	$0.61	—	—

June 30	7,838,825	$0.51	7,175,321	$0.60
Add (deduct):
Granted	510,000	$0.27	896,000	$0.26
Forfeited	(563,580)	$0.30	(430,000)	$0.53
Expired	(2,000)	$0.35	—	—

September 30	7,783,245	$0.51	7,640,921	$0.57

Exercisable, September 30	3,580,750	$0.63	2,431,173	$0.72

The aggregate intrinsic value of options outstanding and of options exercisable at September 30, 2010 was $618,000 and $172,000, respectively and those options have weighted-average contractual terms of 6.7 years and 5.5 years, respectively. As of September 30, 2010 there was $1,005,000 of unrecognized compensation cost related to non-vested stock options and this cost is expected to be recognized over a weighted-average period of 1.6 years.

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

Contractual Commitments

The Company leases office space for its corporate headquarters in Atlanta, Georgia. Effective October 1, 2009 the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. The Company leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The Company also leases office equipment for use in its various locations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities. The Company has a contractual commitment with terms greater than one year for the purchase of the policy management system code.

The Company had a contractual commitment in association with long-term debt owed to its current Chairman and Chief Executive Officer in the amount of $483,606 as of December 30, 2009, which was paid off on June 30, 2010. Further, the Company has a long-term commitment in connection with Junior Subordinated Debentures issued in December 2005. On March 10, 2009, AAIC purchased all of the Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount is being accreted to interest income over the remaining life of the Capital Securities using the interest method. The purchase resulted in an increase in our investment portfolio for redeemable preferred stock in the amount of $1,001,089. Please refer to Note 7 of the Notes to Consolidated Financial Statements, as of December 31, 2009 included in our Annual Report on Form 10-K for additional information about the long-term debt arrangements.

Minimum amounts due under the Company’s non-cancelable commitments at September 30, 2010 are as follows:

Payments due by period	Long-Term Debt Obligations	Operating Lease Obligations	Total
Less than 1 year	$83,849	$431,989	$515,838
1-3 years	115,469	2,827,692	2,943,161
4-5 years	—	1,400,036	1,400,036
More than 5 years	4,986,847	2,993,402	7,980,249

Total	$5,186,165	$7,653,119	$12,839,284

Defined Contribution Plan

The Company’s associates participate in the AssuranceAmerica Corporation 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. Effective January 1, 2008, the Company elected to match 33% of employee contributions up to 6% of gross earnings. Matching contributions during the first nine months of 2010 and 2009 were $90,867 and $85,195, respectively. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(10) Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the nine months ended September 30, 2010 and 2009, because their inclusion would be anti-dilutive, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	4,202,495	5,209,748	4,202,495	5,209,748

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the periods ended September 30, 2010 and 2009 are as follows:

	Net Income (Loss)	Average Shares Outstanding	Per Share Amount
For the three months ended September 30, 2010:
Net income — basic	$32,129	65,494,357	$0.000

Effect of dilutive stock warrants and options	—	645,621

Net income — diluted	$32,129	66,139,978	$0.000

For the three months ended September 30, 2009:
Net income — basic	$234,502	65,144,357	$0.004

Effect of dilutive stock warrants and options	—	350,813

Net income — diluted	$234,502	65,495,170	$0.004

For the nine months ended September 30, 2010:
Net income — basic	$709,745	65,458,460	$0.011

Effect of dilutive stock warrants and options	—	499,034

Net income — diluted	$709,745	65,957,494	$0.011

For the nine months ended September 30, 2009:
Net income — basic	1,233,212	65,112,495	$0.019

Effect of dilutive stock warrants and options	—	148,836

Net income — diluted	$1,233,212	65,261,331	$0.019

(11) Supplemental Cash Flow Information

	2010	2009
Cash paid during the nine months ended September 30:
Interest	$280,644	$354,695
Income taxes	$3,455	$6,721

On June 16, 2010 the Company purchased the assets of Atlantic Southeastern Insurance Group, LLC and James T. Moore Company for an estimated price of $144,000. The Company paid $100,000 in cash and the balance of $44,000 will be paid on the last day of the thirteenth month following the closing date. The acquired companies will offer commercial insurance through the retail agencies.

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

The following table illustrates the composition of acquisitions for the nine months ended September 30, 2010 and 2009:

	2010	2009
Fair value of assets acquired, including identifiable intangibles	$332,000	$80,000
Goodwill	55,000	69,400
Cash paid to sellers	(125,000)	(34,200)

Payable due to seller	$262,000	$115,200

(12) Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company focuses on writing nonstandard automobile business in the states of Georgia, Alabama, Arizona, Florida, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia. MGA markets AAIC’s policies through more than 2,600 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and for two unaffiliated insurer’s that retain the non-standard automobile insurance policies produced by MGA in Florida and Texas. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 52 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Georgia, Florida and Alabama. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization and interest.

Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
THIRD QUARTER 2010
Revenues
External customer	$6,399	$1,986	$8,475	$—	$—	$16,860
Intersegment	1,768	284	820	847	(3,719)	—
Income
Segment pretax income (loss)	496	(574)	202	13	—	137
Assets
Segment assets	16,795	13,161	119,356	24,515	(36,497)	137,330
THIRD QUARTER 2009
Revenues
External customer	$6,577	$1,427	$9,047	$—	$—	$17,051
Intersegment	1,811	519	875	711	(3,916)	—
Income
Segment pretax income (loss)	533	(762)	1,109	(458)	—	422
Assets
Segment assets	15,484	13,673	126,267	21,160	(33,269)	143,315

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST NINE MONTHS 2010
Revenues
External customer	$19,625	$5,225	$25,811	$—	$—	$50,661
Intersegment	5,357	1,152	2,543	2,543	(11,595)	—
Income
Segment pretax income (loss)	1,638	(1,511)	1,295	(49)	—	1,373
Assets
Segment assets	16,795	13,161	119,356	24,515	(36,497)	137,330

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST NINE MONTHS 2009
Revenues
External customer	$20,477	$4,599	$26,154	$—	$—	$51,230
Intersegment	5,824	2,117	2,768	2,133	(12,842)	—
Income
Segment pretax income (loss)	2,030	(1,510)	2,150	(564)	—	2,106
Assets
Segment assets	15,484	13,673	126,267	21,160	(33,269)	143,315

(13) FASB Accounting Standards Updates

In October 2010, the FASB issued Accounting Standards update No. 2010-26 (“ASU 2010-26”), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (Topic 944). The objective of this update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The current definition of acquisition costs in the Master Glossary of the FASB Accounting Standards Codification™ is “costs that vary with and are primarily related to the acquisition of insurance contracts.” Costs that meet that definition are typically recognized as assets and are commonly referred to as deferred acquisition costs. Deferred acquisition costs are amortized over time using amortization methods dependent upon the nature of the underlying insurance product (that is, proportional to revenues, based on a contract’s estimated gross profit, or based on a contract’s estimated gross margin). Other costs that do not vary with and are not primarily related to the acquisition of new and renewal insurance contracts—such as those relating to investment management, general administration, and policy maintenance—are charged to expense as incurred. As a result of the diversity in practice relating to the interpretation of which costs qualify as deferrable acquisition costs within the insurance industry, certain stakeholders initially raised the question of whether advertising costs meet the definition of acquisition costs.

However, interpretation of the phrase vary with and are primarily related to raises a broader conceptual issue that also applies to other types of costs; therefore, application of the amendments in this update are not limited to advertising costs. The amendments in this update affect insurance entities that are within the scope of Topic 944, Financial Services—Insurance (which includes but is not limited to stock life insurance entities, mutual life insurance entities, and property and liability insurance entities), that incur costs in the acquisition of new and renewal insurance contracts. The amendments in this update specify that the following costs incurred in the acquisition of new and renewal contracts should be capitalized in accordance with the amendments in this update: (1) Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transactions not occurred. (2) Certain costs related directly to the following acquisition activities performed by the insurer for the contract: (a) Underwriting, (b) Policy issuance and processing, (c) Medical and inspection, (d) Sales force contract selling.

The costs related directly to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340- 20, Other Assets and Deferred Costs—Capitalized Advertising Costs, are met. If those criteria are met, the direct-response advertising costs should then be included as deferred acquisition costs for classification, subsequent measurement, and premium deficiency purposes in accordance with Topic 944. If the capitalization criteria in Subtopic 340-20 are not met, advertising costs are not included as deferred acquisition costs and should be accounted for in accordance with the guidance in Subtopic 720-35, Other Expenses—Advertising Costs. All other acquisition-related costs—including costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development—should be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. If the initial application of the amendments in this update results in the capitalization of acquisition costs that had not been capitalized previously by an entity, the entity may elect not to capitalize those types of costs. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company is currently assessing the impact that this update will have on the results of operations, financial position and disclosures.

In August 2010, the FASB issued Accounting Standards update No. 2010-22 (“ASU 2010-22”), SEC Update — Amendments to Various Topics for Technical Corrections to SEC Paragraphs. The adoption of ASU 2010-22 did not have any effect on the Company’s results of operations, financial position or disclosures.

In August 2010, the FASB issued Accounting Standards update No. 2010-21 (“ASU 2010-21”), SEC Update — Accounting for Technical Amendments to Various SEC Rules and Schedules. This ASU did not have any effect on the Company’s results of operations, financial position or disclosures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported a net income of $32 thousand and $0.7 million for the three and nine months ended September 30, 2010, compared to net income of $0.2 million and $1.2 million for the three and nine months ended September 30, 2009. The Company’s fully diluted earnings per common share for the three months ended September 30, 2010 and 2009 was $0.000 and $0.004, respectively. For nine months ended September 30, 2010 and 2009 fully diluted earnings were $0.011 and $0.019, respectively. The net income for three months ended September 30, 2010 declined $0.2 as compared to 2009. The nine months ended September 30, 2010 results decreased $0.5 million when compared to 2009. The above mentioned decreases mainly resulted from a decline in premiums, commissions and higher selling and administrative expenses, offset by higher fee income and lower investment losses.

Revenues

Premiums

Gross premiums written for the three and nine month ended September 30, 2010 were $24.9 million and $78.9 million compared to $27.1 million and $84.7 million, respectively in 2009. The majority of the $2.2 million decline in premium in the third quarter of 2010 mainly relates to a change in rates and increased competition in the states of Florida of $2.8 million, Georgia of $2.2, Louisiana of $0.4 million, offset by an increase in the state of Virginia for $1.9 million, where AAIC began writing in the first quarter of 2010 and $0.4 million increase in one-month policies product offered in Texas. The nine month decrease of $5.8 million was similarly impacted by the change in rates resulting in a decline of $8.2 million in Florida, $3.5 million in Georgia, $1.5 million in Louisiana, offset by $1.8 million increase in our new one-month policies product in Texas and new state entry in Virginia of $4.5 million. As of September 30, 2010 the soft market and economic factors continues to put additional pressure on our writings in Florida and Georgia. These two states accounted for approximately 14% of the decline in premium for the first nine months of 2010. However, policies in-force as of September 30, 2010 increased 2.5% from December 31, 2009. Further, the Company ceded approximately 68% of its direct premiums written to its reinsurers during 2010, constant with the rate in 2009. The amount ceded for the nine months ended September 30, 2010 and 2009, was $53.3 million and $57.0 million, respectively.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $25.2 million for the first nine months of 2010 compared to $25.8 million for the same period in 2009.

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

Commission income for the three and nine months ended September 30, 2010 was $5.6 million and $16.3 as compared to $5.4 million and $17.1 million for the same periods last year. The decrease in commissions for the nine-month period is primarily due to the lower premium volume generated by the MGA. AAIC pays MGA commission on 30% of premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

Managing general agent fees for the three and nine-month periods ended September 30, 2010 were $2.7 million and $8.3 million, an increase of $0.1 million and $0.5 million when compared to the same periods of 2009. The increase is due to higher policy related fees on premiums. Although, premiums declined, the Company still receives fees on policy’s in-force, which has increased despite lower premium volume due to a greater amount of six month polices written as compared to prior years.

Other fee income for the three and nine months ended September 30, 2010 were $106 thousand and $335 thousand in relation to $77 thousand and $260 thousand for the same periods in 2009. The higher fees relates to revenue generated from towing and rental products offered to insureds in the retail (TrustWay) segment.

Net Investment Income and investment gains and (losses)

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses, net of realized investments gains and losses. Net investment income, including realized investment gains (losses) was $0.2 million for the third quarter of 2010 and $0.5 million for the nine months ended September 30, 2010 compared to net investment income for the same periods in 2009 of $0.2 million. The increase for the year mainly resulted from higher realized investment gains due to improved market conditions.

Expenses

Loss and Loss Adjustment Expenses

Losses and loss adjustment expenses include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. We work with our actuary to prepare a rolling quarterly actuarial analysis and establish or adjust (for prior accident quarters) reserves, based upon our estimate of the ultimate incurred losses and loss adjustment expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. Each quarter our estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter, by state and by major coverage group (e.g., bodily injury, physical damage) and changes in estimates are reflected in the period the additional information becomes known.

We have historically used reinsurance to manage our exposure to losses by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance in the event that the reinsurers do not meet their obligations under the agreements due to, for example, disputes with the reinsurer or the reinsurer’s insolvency. The Company cedes approximately 68% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the first nine months of 2010, was $45.4 million compared to $44.6 million as of September 30, 2009.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $6.1 million and $17.9 million or the three-month and nine-month periods ended September 30, 2010. As a percentage of earned premiums, this amount increased for the three-month period ended September 30, 2010, from 70.5% to 73.0%, when compared with the same period in 2009. As a percentage of earned premiums, this amount decreased for the nine-month period ended September 30, 2010, from 70.8% to 71.1%, when compared with the same period in 2009. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including the expenses associated with settling claims. The increase in the year-over-year loss ratio is primarily due to adverse development in prior accident years.

Other Expenses

Other operating expenses, including selling and general and administrative increased $0.2 million and $0.6 million for the three month and nine month periods ended September 30, 2010 when compared to the same periods of 2009. As a percentage of revenue, selling and general and administrative expenses for the three month period ended September 30, 2010 increased from 58.2% to 60.3% when compared to the 2009 period. As a percentage of revenue, selling and general and administrative expenses for the nine month period ended September 30, 2010 increased from 57.3% to 59.1% when compared to the 2009 period. The increase in selling expenses is primarily attributable to higher staffing costs and lower revenue within the wholesale division when compared to the 2009 period.

Income Tax Expense

The provision for income taxes for the three month and nine month periods ended September 30, 2010, consists of federal and state income taxes at the Company’s effective tax rate. The Company had a tax expense of $0.1 million and $0.7 million expense for the three month and nine month periods ended September 30, 2010, representing an effective tax rate of 76.6% and 48.3%, respectively. This compares to a tax expense of $0.2 million and $0.9 million for the comparable 2009 periods, which had an effective tax rate of 44.4% and 41.5%, respectively. The tax rate increase in the three and nine months ended is primarily related to the increase in stock option expense, which is a permanent tax difference.

Financial Condition

As of September 30, 2010, the Company had investments and cash of $22.7 million, compared to $19.0 million as of December 31, 2009. The Company’s investment strategy is to invest in highly liquid, short-term investments, and equity securities as well as investing in bonds with short durations in order to meet its insurance obligations. As of September 30, 2010, the Company had $10.3 million in cash and short-term investments, which included $1.8 million of cash restricted to provide security for certain reinsurance reserve obligations. The equity security portfolio amounted to $2.1 million and is diversified amongst various industries. The Company’s long term investments of $10.3 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds, redeemable preferred and investment tax credits. The Company’s investment activities are made in accordance with the Company’s investment policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income, equity and real estate holdings. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.

Premiums receivable as of September 30, 2010, increased $1.5 million to $36.7 million compared to $35.2 million as of December 31, 2009. The balance represents amounts due from AAIC’s insureds and the increase is directly attributable to the increase in AAIC’s premium writings during 2010. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverables as of September 30, 2010, decreased $11.6 million, to $32.2 million compared to $43.8 million as of December 31, 2009. The decrease is directly related to AAIC’s reduction in unpaid reinsurance reserves of $7.2 million due to the settlement of claims and $4.4 million decrease for paid loss reinsurance recoverables. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes approximately 68% of both premiums and losses. The $32.2 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid.

Prepaid reinsurance premiums as of September 30, 2010, increased $0.8 million to $25.9 million compared to $25.1 million as of December 31, 2009. The increase is due to the seasonality of AAIC’s premium volume during the year and represents premiums ceded to its reinsurers which have not been fully earned.

Deferred acquisitions costs as of September 30, 2010, increased $0.2 million to $2.6 million compared to $2.5 million as of December 31, 2009. The increase results from AAIC’s premium produced for the first nine months of the year.

Other receivables as of September 30, 2010 increased $1.8 million to $3.6 million compared to $1.8 million as of December 31, 2009. The balances represent TrustWay receivables from insurance carriers for direct bill commissions and balances due to MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements. The increase in the receivable is attributable to amounts due to the TrustWay agency for premiums and claim reimbursements paid on behalf of carriers and claim administrators of $2.0 million, offset by an increase in amounts due to MGA for expenses reimbursements due from non-affiliated carriers of $0.2 million.

Intangible assets as of September 30, 2010, increased $0.1 million to $7.6 million from the balance of $7.5 million as of December 31, 2009. This increase relates to acquisitions made during the year of $0.3 million, offset by $0.2 million of amortization of intangible assets in 2010.

Prepaid income taxes decreased $0.2 million as of September 30, 2010 due to an increase in net income during the first nine months of September 30, 2010.

Deferred tax assets decreased $0.6 million to $2.3 million as of September 30, 2010, compared to the balance of $2.9 million as of December 31, 2009. This decrease primarily related to the utilization of net operating loss carry forwards during 2010.

Accounts payable and accrued expenses as of September 30, 2010, increased $3.4 million from the December 31, 2009 balance of $8.6 million to $11.9. The increase is primarily due to $3.0 million related to TrustWay agency balances due to carriers for premiums, $0.2 million of deferred revenue, $0.1 million in accrued rent and commissions payable of $0.4 million, offset by $0.3 million in accrued expenses.

Unearned premium as of September 30, 2010 increased $1.4 million to $37.3 million, compared to $35.9 million as of December 31, 2009, and represents premiums written but not earned. This is directly attributable to the increase in AAIC’s premium writings during 2010.

Unpaid losses and loss adjustment expenses decreased $10.3 million to $31.7 million as of September 30, 2010 from $42.0 million at December 31, 2009. The decrease is mainly due to the increase in claim settlements during the period as the Company is accelerating and paying claims faster, which should improve claim results. This unpaid amount represents management’s estimates of future amounts needed to pay claims and related expenses.

Reinsurance payable as of September 30, 2010 increased $1.7 million to $30.2 million, compared to $28.5 million as of December 31, 2009. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains seven quota-share reinsurance treaties with its reinsurers in which it cedes approximately 68% of both premiums and losses for the majority of its states. The increase is mainly attributable to the reimbursement of $3.0 million of premiums received from its reinsurers as a result of an overpayment in prior years, offset by an increase in ceded premiums paid due to premium production.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of September 30, 2010 decreased $0.7 million to $2.9 million, compared to the balance at December 31, 2009 of $3.6 million. The decrease is related to prior period provisions payments, offset by increases in current year AAIC writings.

Notes payable as of September 30, 2010, decreased $0.6 million to $0.2 million compared to $0.8 million as of December 31, 2009. The change resulted primarily from $0.3 million in final payments applied to the principal balances payable on promissory notes due from the Company’s Chairman.

Liquidity and Capital Resources

Net cash provided by operating activities the period ended September 30, 2010, was $4.5 million compared to net cash used by operating activities of $2.4 million for the same period of 2009. The increase in operating activities was mainly due to a $3.0 million reimbursement from the reinsurers and higher reinsurance recoverables.

Investing activities for the period ended September 30, 2010 reflect $0.1 million paid related to agency acquisitions, $0.5 million in purchases of computer software and hardware and leasehold improvements in our headquarters and in TrustWay, offset by net outflows from investments in the amount of $1.5 million.

Financing activities for the period ended September 30, 2010 improved by $0.2 million due to lower principal payments made to the Chairmen for payment of outstanding loan.

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

The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12 month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreases to 1.10 for each of the fiscal quarters ended June 30, 2010, and September 30, 2010 and to 1.25 for each subsequent fiscal quarter. The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of September 30, 2010, management believes the Company was in compliance with all these covenants. The interest rate is 3.00% plus 90-day LIBOR due and payable monthly (3.2914% September 30, 2010). As of September 30, 2010, there is $1.5 million in borrowings outstanding under the credit agreement.

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

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum statutory capital and surplus of $3.0 million. As of September 30, 2010, AAIC’s statutory capital and surplus was $13.4 million.

In April of 2010, the Company’s shareholders approved the Company’s 2010 Incentive Plan (“2010 Plan”). The aggregate number of shares of common stock reserved and available for issuance pursuant to awards granted to participants under the 2010 Plan consists of 2,000,000 shares. As of September 30, 2010, there were 7,241,245 shares of the Company’s common stock subject to outstanding awards under the prior 2000 Incentive Plan (the “Prior Plan”). The Company will not grant any additional awards under the Prior Plan, and it expired in June 2010.

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

At September 30, 2010 and 2009, we had $9.2 million and $12.3 million of net loss and LAE reserves, which included $5.1 million and $6.4 million of case reserves and $4.1 million and $5.9 million of IBNR reserves. During 2010, the Company had a decrease in case reserves and IBNR reserves. This decrease is the result of an enhanced claims handling process enabling us to better serve our customers and accelerate claims payments in some cases, which reduces the need for reserves.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of September 30, 2010 and December 31, 2009:

	2010	2009
Personal Auto Liability	$30,234,726	$37,540,801
Personal Auto Physical Damage	1,436,400	4,432,182

Total Gross Reserves-Unpaid Losses and LAE	$31,671,126	$41,972,983

The decrease in gross reserves was $10.3 million due to an increase in claims settlements and improved claim handling in the first nine months of 2010. The liability line of business decreased $7.3 million and the auto physical damage line decreased of $3.0 million.

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

The following table provides the estimated changes in the liability and related payments made for the calendar periods ended September 30, 2010 and 2009. The increase in paid losses and LAE has enabled us to reduce loss and LAE reserves over time.

	2010	2009
Change in net loss and LAE reserves	$(3,102,921)	$323,516
Paid losses and LAE	20,995,151	17,962,884

Total incurred losses and LAE	$17,892,230	$18,286,400

Loss and LAE ratio(1)	71.1%	70.8%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

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

During the nine months ended September 30, 2010, our loss and LAE ratio increased slightly by 0.3% as compared to a 10.2% decrease in the same period a year ago. The first nine months of September 2010 increase is due to an increase in industry-wide loss costs in both bodily injury and auto physical damage coverages and the September 2009 decrease was mainly related to an increase in premium production and policy fees, which were classified as premium in 2009. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

The table below presents the development experienced in the following periods:

	2010	2009
Prior year incurred losses and LAE	$919,003	$(209,001)
Current year incurred losses and LAE	16,973,227	18,495,401

Total incurred losses and LAE	$17,892,230	$18,286,400

Increase (decrease) to the calendar year loss and LAE ratio	0.3%	(8.4)%

The 2010 prior year incurred loss development was unfavorable by $0.9 million for the first nine months of 2010 due to an increase in losses in the 2009 and prior accident years. The 2009 prior year-to-date development was favorable by $0.2 million, which related to the 2008 and prior accident years. The unfavorable development reflects losses settling for more than previously reserved and the favorable development reflects losses settling for less than previously reserved, particularly in our higher limit bodily injury coverages. Changes in our estimate of severity from what we originally expected when establishing the reserves is the principal cause of prior accident year development. These changes in estimates are the result of what we are observing in the underlying data as it develops. Our personal lines case loss reserves (e.g., claims settling for more than reserved) had minimal development during the year.

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

The impact of reinsurance on the income statement as of September 30, 2010 and 2009 is as follows:

	2010	2009
Written premiums ceded:	$53,257,566	$57,042,434
Ceding commissions earned:	$12,037,522	$13,265,446
Ceded losses and loss adjustment expenses incurred:	$45,395,554	$44,621,051

The impact of reinsurance on the balance sheets as of September 30 and December 31, 2009 is as follows:

	2010	2009
Reinsurance recoverable:	$32,176,962	$43,809,125
Ceded unpaid losses and loss adjustment expense:	$22,510,957	$29,709,859
Ceded unearned premiums:	$25,928,912	$25,098,051
Reinsurance payable:	$30,158,044	$28,523,284

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force.

During 2010 and 2009, the Company ceded approximately 68% of its premium and losses to the contracted reinsurers. Premiums ceded under this reinsurance agreement for the nine months ended September 30, 2010 and 2009 were $53.3 million and $57.4 million, respectively. The related ceding commission was approximately $12.0 million in 2010 and $13.3 million in 2009. The decline in ceded premium is mainly due to a decrease in premium volume in the states of Florida, Georgia and Louisiana, offset by increases in Texas and Virginia.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE by $45.4 million and $44.6 million for the nine months ended September 30, 2010 and 2009, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverables. As of September 30, 2010, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy the Company’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $32.2 million and $43.8 million as of September 30, 2010 and December 31, 2009, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $22.5 million and $29.7 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other insurance companies under the terms of reinsurance agreements in the amount of $9.7 million and $14.1 million as of September 30, 2010 and December 31, 2009, respectively. The paid loss recoverables are in good standing as of September 30, 2010.

The Company’s ceded unearned premium relates to policies in force and is earned ratably over the policy period. As of September 30, 2010 and December 31, 2009, the ceded unearned reserves amounted to $25.9 million and $25.1 million, respectively. The unearned premium will become earned over the term of the policy. Reinsurance payable of $30.2 million and $28.5 million as of September 30, 2010 and December 31, 2009 represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis, and no balances are in dispute through September 30, 2010.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes approximately 68% of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. The Company paid premiums net of commissions of $39.7 million and $44.0 million and received reinsurance recoverables on paid loss and loss adjustment expenses of $57.0 million and $42.8 million in 2010 and 2009, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of September 30, 2010, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For 2010, each non-officer director may choose between (i) an amount in cash equal to $15,000 plus the number of shares equal to $15,000 divided by the share price on December 31, of the prior year or (ii) the number of shares equal to $30,000 divided by the share price on December 31, of the prior year. During the first nine months of 2010, the Company issued 350,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on January 28, 2010 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

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

ASSURANCEAMERICA CORPORATION

By:	/s/ Guy W. Millner
Guy Millner
Chairman and CEO

Date: November 12, 2010

By:	/s/ Sheree S. Williams
Sheree S. Williams
Chief Financial Officer

Date: November 12, 2010