Form 10-K
period 2010-12-31
ASSURANCEAMERICA CORP
filed 2011-03-29
CIK 8497

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by persons other than affiliates of the registrant as of June 30, 2010 was $11,923,332 based on a sale price of $.35 per share.

There were 65,847,295 shares of the registrant’s common stock outstanding as of March 22, 2011.

Documents Incorporated By Reference

Parts of the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be held on April 28, 2011 are incorporated by reference into Part III of this report.

Forward-Looking Statements

Statements in this report that are not historical fact are forward-looking statements that are subject to certain risks and uncertainties that could cause actual events and results to differ materially from those discussed in this report. In addition, words such as “may,” “will,” “believe,” “plan,” “should,” “could,” “seek,” “expect,” “anticipate,” “intend,” “estimate,” “goal” “objective,” “project,” “forecast,” “target” and similar words, identify forward-looking statements. The risks and uncertainties include, without limitation, uncertainties related to estimates and assumptions generally; inflation and other changes in economic conditions (including changes in interest rates and financial markets); pricing competition and other initiatives by competitors; ability to obtain regulatory approval for requested rate changes and the timing thereof; legislative and regulatory developments; risks related to the nature of AssuranceAmerica Corporation’s business, such as the adequacy of its reserve for loss and loss adjustment expense; claims experience; losses; reliance on key personnel; weather conditions (including the severity and frequency of storms, hurricanes, tornadoes and hail); changes in driving patterns and loss trends; acts of war and terrorist activities; court decisions and trends in litigation and health care and auto repair costs; and other matters described from time to time by AssuranceAmerica Corporation in this report. In addition, you should be aware that generally accepted accounting principles prescribe when a company may reserve for particular risks, including litigation exposures. Accordingly, results for a given reporting period could be significantly affected if and when a reserve is established for a major contingency. Reported results may therefore appear to be volatile in certain accounting periods. AssuranceAmerica Corporation undertakes no duty to update Forward-Looking Statements.

PART I

Item 1.	BUSINESS

History

AssuranceAmerica Corporation, a Nevada corporation (the “Company”), is an insurance holding company that was originally incorporated in 1969 under the laws of the state of Utah. The Company, began current insurance business in 1998 through its subsidiary, TrustWay Insurance Agencies, LLC (“TrustWay”), a Delaware limited liability company (formerly AssetAmerica Insurance Agencies, LLC). In 1999, the Company formed another subsidiary, AssuranceAmerica Managing General Agency, LLC (“MGA”), a Delaware limited liability company, that until 2003 provided all of the underwriting, claims and policyholder service functions for the Georgia nonstandard personal automobile program for Gateway Insurance Company of St. Louis, Missouri. In late 2002, the Company formed its subsidiary AssuranceAmerica Insurance Company (“AAIC”), a property and casualty insurance company and South Carolina corporation that focuses on writing nonstandard automobile business and other specialty products.

Who We Are

We are a holding company which, through our wholly owned insurance company, managing general agency, and retail agency network, underwrites and distributes primarily non-standard personal automobile insurance products to individuals. The Company offers non-standard personal automobile insurance that is typically provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type, or other factors. These policies generally require higher premiums than standard policies for comparable coverage. As of December 31, 2010, we offered products in ten states, including Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia.

We began our current insurance business in 1998 through the acquisition of a series of retail insurance agencies located in Alabama, Florida and Georgia, now known as TrustWay. In 1999, we organized MGA, which initially provided all of the underwriting, claims and policyholder service functions for the Georgia non-standard personal automobile program for an unaffiliated insurance company. In late 2002, we organized AAIC, which began underwriting non-standard personal automobile policies in April 2003.

Our Business

We currently have three revenue producing operating subsidiaries, the combination of which we believe is important to generating consistent profitability throughout the insurance cycle: AAIC, MGA and TrustWay. AAIC and MGA constitute what we refer to as our wholesale operations, while TrustWay constitutes what we refer to as our retail operations. We believe that this structure allows us to manage our growth strategies and respond to changing market conditions more effectively than if we were only a risk-bearing enterprise or only a distribution platform. The Wholesale operation utilizes sophisticated distribution systems that consist of over 2,700 agents. Our skilled territory managers intensely market these agents to sell the AssuranceAmerica products and services. The retail division distributes its products directly to consumers through its agency stores throughout the southeast.

The following chart depicts our organizational structure and principal affiliates.

AAIC is a property and casualty insurance company domiciled in South Carolina that focuses on writing non-standard automobile business in the states of Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia. As of December 31, 2010, the Company is also licensed to underwrite business in Arkansas, Illinois, Missouri, Pennsylvania, Tennessee and West Virginia. We expect to enter the other states at a later time, provided that the underwriting environment remains positive and the capital and surplus of AAIC supports such growth. AAIC cedes approximately 70% of its gross written premiums to seven reinsurers, six of which are rated A- or better by A.M. Best and one of which is not formally followed by A.M. Best.

MGA markets AAIC’s policies through more than 2,700 appointed independent insurance agencies. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and two unaffiliated carriers located in Florida and Texas of the non-standard automobile insurance policies. The Company also provides claims services for one unaffiliated MGA in Florida and receives a fronting fee on this business. Our own MGA receives commissions and other administrative fees from AAIC and the unaffiliated carriers based on the amount of gross premiums produced for each respective company. Additionally, our MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations.

TrustWay is comprised of 50 retail insurance agencies with 31 locations in Florida, 14 locations in Alabama, and 5 locations in Georgia. TrustWay has been appointed as an agency by a number of unaffiliated insurance carriers and AAIC, and primarily sells non-standard personal automobile insurance and related products and services. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

Our Industry

Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2010, this market was estimated to be $160 billion as reported by the most recent A.M. Best industry data. Personal auto insurance provides coverage to drivers for liability to others for both bodily injury and property damage and for physical damage to an insured’s vehicle from collision and other perils. Personal auto insurance is comprised of preferred, standard and non-standard risks. Non-standard insurance is intended for drivers who, due to their driving record, age, vehicle type, payment history or other factors represent a higher than normal risk. As a result, customers that purchase non-standard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies.

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

Our Products

Our non-standard insurance products provide customers with coverage for the minimum required statutory limits for bodily injury and property damage liability arising out of the operation of a personal passenger automobile. We also offer insurance coverage that affords protection for collision and physical damage to the insureds’ motor vehicles, bodily injury and property damage caused by uninsured motorists, medical payments, towing and labor, and accidental death and dismemberment.

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

A significant portion of our policyholder base is comprised of foreign nationals residing in the United States. This market demographic is prominent in the southeast and, as of December 31, 2010, represents approximately 13% of our policies in force.

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

The Claims Division has a state of the art web-based claims system which is instrumental in increasing productivity by streamlining the claims processes, and it provides a competitive advantage by utilizing immediate, real-time data for evaluation purposes and allowing the exchange of information with fraud fighting agencies. Further, in late 2009, the Company opened a Florida claims office in order to service its customers and reduce potential fraud and it is fully operational.

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

Product Development

The Product Development and Management function is responsible for designing and pricing products, assisting with new product introduction, monitoring product performance and recommending rate changes. This department uses information from our data warehouse to analyze and monitor each product from the point of sale through termination and claims settlement, if any. We perform a market analysis for each new state prior to expanding operations into a new state. As part of the analysis, we produce and review actuarial studies, analyze required coverages, analyze rates and legal and competitive environment studies. After reviewing this data, we prioritize potential expansion states. In 2010, we entered the state of Virginia and the product we offer is very competitive.

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

QTS is the third largest data center provider in the US and provides us our core data center services. We are conveying to our customers our commitment to providing seamless, consistent access to our services. This quality data center is designed and constructed to provide mission critical electrical, mechanical and high capacity network systems. This crucial design philosophy is built into our product to minimize service disruption and ensure the highest level of customer service available.

Retail Operations

Our entry into the insurance industry in January 1998 was through the acquisition of 33 retail agencies in Florida. After accounting for subsequent acquisitions through consolidations of agencies, we currently operate under the TrustWay brand through a total of 50 independent non-standard automobile insurance agencies located in Florida (31), Alabama (14), and Georgia (5).

TrustWay mainly writes new business with four to ten top carriers depending upon the state or office.

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

Reserves

AAIC establishes reserves for its estimated liability for unpaid losses and loss adjustment expenses on an individual case basis for all reported incidents. The reserve includes amounts for anticipated future claim development and losses incurred but not reported (based upon actuarial analysis of historical data). Our claims system is designed to set up a statistical reserve when a feature is opened. These reserve amounts are set by age of claim for each coverage and each state. The claims department conducts file audits, monthly reserve reconciliation and periodic reviews of every pending file. Additionally, the reserves for loss and loss adjustment expenses are reviewed independently each quarter by a consulting actuarial firm.

The following table provides a reconciliation of beginning and ending estimated liability balances for the years ended December 31, 2010, 2009 and 2008:

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(thousands)	2010	2009	2008
Balance at January 1	$41,973	$42,581	$33,661
Less reinsurance recoverables on unpaid losses	29,710	29,747	23,250

Net balance at January 1	12,263	12,834	10,411

Incurred related to:
Current year	22,864	26,002	22,980
Prior years	2,158	(754)	753

Total incurred	25,022	25,248	23,733

Paid related to:
Current year	(15,589)	(16,195)	(13,060)
Prior years	(11,795)	(9,624)	(8,250)

Total paid	(27,384)	(25,819)	(21,310)

Net balance at December 31	9,901	12,263	12,834
Plus reinsurance recoverable on unpaid losses	23,410	29,710	29,747

Balance at December 31	$33,311	$41,973	$42,581

Total development consists of net changes made by our external actuarial staff on prior accident year reserves, based on quarterly scheduled reviews, the settlement of claims for more or less than reserved, the emergence of unrecorded claims at rates different than reserved, and changes in reserve estimates by claim representatives. Our net reserves developed unfavorably in 2010 compared to favorable development in 2009. In 2010, an increase in the number of late reported auto liability claims and an increase in the estimated severity on these claims for prior accident years were primary contributors to the unfavorable development compared to what was originally estimated. The favorable development in 2009 resulted from a decline in frequency, severity and lower amount of late reported claims for prior accident years than had been previously estimated. We have not entered into any loss reserve portfolio transfers or similar transactions having a material effect on earnings or reserves.

The following loss triangle table represents the development of balance sheet liabilities for losses and LAE from the beginning of the Company’s insurance operations in 2003 through 2010. The third line of the table shows the Company’s estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years, after adjustment for the effect of reinsurance. This liability represents the Company’s estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(thousands)

	2003	2004	2005	2006	2007	2008	2009	2010
GROSS LIABILITY FOR UNPAID LOSSES AND LAE(1)	$4,499	$10,656	$15,110	$24,904	$33,661	$42,581	$41,973	$33,311
REINSURANCE RECOVERABLE ON UNPAID LOSSES	3,149	7,459	10,577	17,433	23,250	29,747	29,710	23,410

LIABILITY FOR UNPAID LOSSES AND LAE — NET	$1,350	$3,197	$4,533	$7,471	$10,411	$12,834	$12,263	$9,901

NET PAID (CUMULATIVE) AS OF:

One year later	796	2,040	2,940	4,576	8,248	9,624	11,797	—
Two years later	967	2,393	3,744	6,605	10,650	11,819	—	—
Three years later	992	2,580	4,373	7,217	11,353	—	—	—
Four years later	1,015	2,686	4,533	7,366	—	—	—	—
Five years later	1,031	2,715	4,566	—	—	—	—	—
Six years later	1,031	2,722	—	—	—	—	—	—
Seven years later	1,032	—	—	—	—	—	—	—
Eight years later	—	—	—	—	—	—	—	—
Nine years later	—	—	—	—	—	—	—	—
Ten years later	—	—	—	—	—	—	—	—

NET LIABILITY RE-ESTIMATED AS OF:

One year later	1,171	2,783	4,691	7,394	11,164	12,080	14,421	—
Two years later	1,062	2,823	4,615	7,694	11,437	12,474	—	—
Three years later	1,045	2,794	4,374	7,373	11,566	—	—	—
Four years later	1,051	2,785	4,573	7,406	—	—	—	—
Five years later	1,172	2,730	4,592	—	—	—	—	—
Six years later	1,031	2,739	—	—	—	—	—	—
Seven years later	1,032	—	—	—	—	—	—	—
Eight years later	—	—	—	—	—	—	—	—
Nine years later	—	—	—	—	—	—	—	—
Ten years later	—	—	—	—	—	—	—	—

NET CUMULATIVE	$319	$467	$(40)	$98	$(1,026)	$754	$(2,158)	—
FAVORABLE/ (UNFAVORABLE) PERCENTAGE(2)	23.6%	14.6%	(1.0)%	1.3%	(10.0)%	5.9%	(17.6)%	—

(1)	Represents loss and LAE reserves, without regard to reinsurance recoverable on unpaid losses at the balance sheet date.
(2)	Net Cumulative Development as a percentage of Liability for Unpaid Losses and LAE — Net.

The section of the table (labeled “Paid (Cumulative) as of”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the reserve date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, at December 31, 2009, we estimated our net unpaid losses to be $12.3 million. During 2010, these reserves developed unfavorably by $2.1 million, bringing the re-estimated net unpaid losses to $14.4 million, as shown at the bottom of the table.

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

The Company did not have any differences between U.S. Generally Accepted Accounting Principles (“GAAP”) and statutory basis property-casualty reserves for claims and loss adjustment expenses. In addition, the claim reserves have not been discounted on a GAAP basis.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners (“NAIC”) also has developed a risk-based capital (“RBC”) program to enable regulators to carry out appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. The RBC program consists of a series of dynamic surplus related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles. Other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating, underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some areas adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, during 2010, the federal government established the Federal Insurance Office in order to monitor the financial condition of insures. The U.S. Congress and certain federal agencies will continue to investigate the current condition of the insurance industry.

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

Statutory Accounting Principles

The Company’s results are reported in accordance with GAAP, which differ in certain respects from amounts reported under statutory accounting principles (SAP) prescribed by insurance regulatory authorities. Primarily, under GAAP:

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

4. Fixed-maturity securities, which are classified as available-for-sale, are reported at current market values, rather than at amortized cost, or the lower of amortized cost or market, depending on the credit quality of the specific security, as required by SAP. Redeemable preferred stock, which is classified as held to maturity, is carried at amortized cost. Equity securities are reported at quoted market values, which may differ from the NAIC market values as required by SAP. The amortization of the cost of the other long-term investment for tax credits are amortized through income tax expense rather than through investment income as required by SAP.

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

Employees

As of December 31, 2010, we had 250 full time and 1 part-time employees, whom we refer to as “associates”.

Item 2.	PROPERTIES

AssuranceAmerica Corporation leases office space for its corporate headquarters located at RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. Effective October 1, 2009 the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. AssuranceAmerica Managing General Agency, LLC., leases a claims office in the state of Florida. The TrustWay retail operations leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The above mentioned segments lease office equipment for use in its various locations. The Company believes that its existing facilities in the various states are adequate for the Company’s current requirements and operations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities.

Item 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings other than routine litigation that is incidental to its business.

Item 4.	REMOVED AND RESERVED

N/A

EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from information with respect to executive officers of The AssuranceAmerica Corporation and its subsidiaries set forth in Item 10 in Part III of this Form 10-K.

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

	Bid Prices
Quarter Ended	High	Low
2010 Fiscal Year:
March 31, 2010	$0.35	$0.16
June 30, 2010	$0.35	$0.18
September 30, 2010	$0.46	$0.18
December 31, 2010	$0.40	$0.11
2009 Fiscal Year:
March 31, 2009	$0.42	$0.10
June 30, 2009	$0.30	$0.15
September 30, 2009	$0.35	$0.30
December 31, 2009	$0.34	$0.17

The Company has never declared or paid cash dividends on the Company’s Common Stock and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends on the Company’s Common Stock will be at the discretion of the Board of Directors of the Company and will be dependent on the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Company’s Board of Directors deems relevant. Additionally, the payment of dividends or distributions from AAIC to the Company is restricted by the insurance laws and regulations of South Carolina (see note 10).

At March 22, 2011, there were approximately 783 holders of record of the Company Common Stock.

Item 6.	SELECTED FINANCIAL DATA

N/A

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported net income of $0.9 million for the year ended December 31, 2010 compared to $0.4 million for the year ended December 31, 2009. The Company reported basic and fully diluted earnings per common share of $0.014 for the year ended December 31, 2010 compared to $0.007 for the year ended December 31, 2009. The pre-tax income was $1.9 million for the period ended December 31, 2010 and $0.9 million compared to the same period last year.

The higher pre-tax earnings in 2010 as compared to 2009 primarily relates to a $3.5 million gain on the extinguishment of debt and a slight improvement in the TrustWay Retail operations of $0.3 million resulting from cost reductions in selling and advertising costs, offset by lower earnings within the wholesale operation (AAIC and MGA) of $1.3 million mainly driven by lower premium volume. The earnings were further impacted by a $1.5 million goodwill impairment related to the Company’s retail operations.

Revenues

Premiums

Gross premiums written for the year ended December 31, 2010 were $100.9 million compared to $107.2 million in gross premiums written in 2009. The reduction in gross premiums reflects actions taken by the Company to improve profitability in underperforming market segments. In Florida, gross premiums written declined by $8.7 million, the result of rate increases, implementation of tighter underwriting guidelines and agency actions. In the states of Georgia and Louisiana, rate increases coupled with soft market conditions reduced premium volume by $4.7 million and $2.3 million, respectively. Partially offsetting these reductions was $6.4 million of gross premiums written from the state of Virginia, which the Company entered in early 2010. The Company also increased its market penetration in the states of Texas and Alabama, generating growth of $1.9 million and $1.4 million, respectively. The Company ceded approximately 70% or $67.8 million of its direct premiums written to its reinsurers during 2010.

Policies in-force as of December 31, 2010 increased by approximately 2%, when compared to the same date in 2009 despite the 6% decline in premium volume. This is primarily due to the mix of volume by state as the average premium per policy varies by state.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $33.4 million for the year ended December 31, 2010, compared to $34.4 million for the year ended December 31, 2009.

Commission and Fee Income

In our MGA operations, we receive managing general agent fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of insurers. We also receive commission and service fee income in TrustWay on other insurance products produced for unaffiliated insurance companies on which we do not bear underwriting risk. These products include travel protection, vehicle protection and hospital indemnity insurance policies. Commission rates vary between carriers and are applied to premiums written to determine commission income.

Commission income for the year ended December 31, 2010, was $20.9 million compared to $21.6 million for the same period ended December 31, 2009. The $0.7 million decrease in commissions is primarily related to lower premium volume generated by the MGA, which impacted commission income by $1.3 million, offset by an increase in the TrustWay retail agency commission of $0.6 million as certain program revenue is fully recognized when contracts are sold instead of over the contract period. Also AAIC pays MGA commission on approximately 30% of premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

Managing general agent fees for the period ended December 31, 2010 were $11.0 million and $10.3 million for the same period of 2009, an increase of $0.7 million. The increase in MGA fees is primarily related to the mix of business by state.

Other fee income for the period December 31, 2010 was $0.4 million, a $0.1 million increase when compared to the same period last year. The increase is primarily due to higher revenue generated from towing and rental add-on products offered to insureds in the retail (Trustway) segment.

Gain on extinguishment of debt

On December 30, 2010, AAIC issued a dividend in-kind to its parent Company of all the 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”) in the amount of $1,001,089 and the Company extinguished the floating rate junior subordinated debentures of the Company (the “Debentures”) of $4,988,513, which resulted in a gain of $3,509,845 after considering the unamortized issuance cost.

Net Investment Income

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses, net of realized investments gains and losses. Net investment income, net of realized investment gains was $0.7 million and $0.3 million for the period ended December 31, 2010 and 2009, respectively. The better investment performance was mainly driven by an increase in realized gains on the equity securities portfolio as investment market conditions continued to improve during the year.

Expenses

Insurance Loss and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Insurance losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. Our actuaries perform a rolling accident year actuarial analysis each quarter and establish or adjust (for prior accident quarters) reserves, based upon their estimate of the ultimate incurred losses and loss adjustment expenses to reflect loss development information and trends that have been updated for the most recent quarter’s activity. Each quarter their estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter, by major coverage group (e.g., bodily injury, physical damage) and changes in estimates are reflected in the period the additional information becomes known.

We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance in the event that the reinsurers do not meet their obligations under the agreements due to, for example, disputes with the reinsurer or the reinsurer’s insolvency. The Company cedes approximately 70% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the year ended December 31, 2010, was $61.6 million compared to $62.8 million for calendar year 2009.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $25.0 million for the period ended December 31, 2010, compared to $25.2 million for the same period in 2009. As a percentage of earned premiums, this amount increased for the period ended December 31, 2010, from 73.3% to 75.0%, when compared with the same period in 2009. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. The year-over-year increase in the loss and loss adjustment expense ratio of 1.7 points is due to prior year loss development. The unfavorable development in the 2010 calendar year results is heavily weighted to claims from accident year 2009. This adverse development is partially offset by improvement in the 2010 accident year results, both in incurred severity (average cost per claim) and incurred frequency. The improvement in severity was primarily in the property coverages and the improvement in frequency is predominantly in bodily injury and PIP coverages.

Expenses

The selling, general and administrative expenses increased $0.6 million for the year ended December 31, 2010 when compared to the same period of 2009. The year over year increase as a percentage of revenue, excluding the gain on extinguishment of debt, is 1.5 points. The increase in expenses associated, in part, with additional investment of $1.0 million in our Information Technology, Product and Sales. Additionally, TWAY retail agency commission expense increased $0.4 million related to the increase in program revenue. These increases were partially offset by $0.5 million of management incentive expenses incurred in 2009 but not in 2010, as well as $0.3 million reduction in MGA selling expenses resulting from lower premium volume. Depreciation and amortization expense remained flat year over year. Interest expense was lower in 2010 as compared to 2009 resulting from the reduction in notes payable. Stock option expense increased $0.1 million as a result of new stock issues in 2010.

Goodwill Impairment

The Company recognized a $1.5 million goodwill impairment loss after conducting a review of the carrying value of goodwill and other intangible assets and concluded that the fair value of its retail operations was less than the carrying amount.

Income Tax Provision (Benefit)

The provision for income taxes for the year ended December 31, 2010 was $1.0 million, and consists of federal and state income taxes at an effective rate of 53.8%. The Company had a tax expense of $0.4 million for the period ended December 31, 2009, representing an effective tax rate of 50%. The effective tax rate increase in 2010 is mainly due to the impact of the permanent differences for goodwill and stock options in 2010.

Financial Condition

As of December 31, 2010, the Company had investments and cash of $21.9 million, compared to $18.9 million as of December 31, 2009. The Company’s investment strategy is to be invested in highly liquid short-term investments and equity securities as well as investing in bonds with short durations in order to meet its insurance obligations. For the year ended December 31, 2010, the Company had $10.3 million in cash and short-term investments, which included $1.8 million of cash restricted to provide security for certain reinsurance reserve obligations. The equity security portfolio amounted to $2.2 million and is diversified amongst various industries. The Company’s long term investments of $8.6 million are spread among direct obligations of the U.S. Treasury and those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The other long term investments of $0.7 million represents low income housing credits, which will be used to offset the Company’s tax liability.

The Company’s investment activities are made in accordance with the Company’s investment policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income and equity. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders and regulators. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.

Premiums receivable as of December 31, 2010, decreased $2.1 million to $33.1 million compared to $35.2 million as of December 31, 2009. The balance represents amounts due from AAIC’s insureds and the decrease is directly attributable to the decrease in AAIC’s premium writings during 2010. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverables as of December 31, 2010, decreased $9.8 million, to $34.0 million compared to $43.8 million as of December 31, 2009. The decrease is directly related to AAIC’s release of ceded reserves associated with the Company’s strategy to accelerate the settlement of claims in the amount of $6.4 million and reinsurance recoverable on paid losses of $3.4 million. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it cedes approximately 70% of both premiums and losses. The $34.0 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid.

Prepaid reinsurance premiums as of December 31, 2010, decreased $1.5 million to $23.6 million compared to $25.1 million as of December 31, 2009. The decrease results from AAIC’s decline in premium growth and represents premiums ceded to its reinsurers which have not been fully earned.

Property and equipment, net of depreciation, increased $0.1 million to $2.1 million as of December 31, 2010, compared to $2.0 million as of December 31, 2009. The increase is attributable to capitalized software of $0.2 million related to the development of a web based quoting technology, and normal operational software and hardware purchases of $0.8 million, offset by $0.7 million of depreciation on existing computer software and hardware, furniture and leasehold improvements in both its agencies and corporate headquarters.

Prepaid expenses as of December 31, 2010, increased $0.2 million to $0.7 as of December 31, 2010, compared to $0.5 million as of December 31, 2009. The increase in prepaid was mainly due to $0.1 million of prefunding of operational expenses and $0.1 million related to prepaid advertising costs.

Other receivables as of December 31, 2010 remained flat overall when compared to December 31, 2009. The balances represent TrustWay receivables from insurance carriers for direct bill commissions, which increased $0.3 million, offset by $0.3 million in collections for balances due to MGA from insurance carriers for amounts owed in accordance with the terms of its managing general agency agreements.

Intangible assets as of December 31, 2010, decreased $1.5 million to $6.0 million from the balance of $7.5 million as of December 31, 2009. This decrease is mainly related to the goodwill impairment of $1.5 million mentioned previously. Further, the Company had acquisitions during the year of $0.4 million, which was offset by $0.4 million of amortization.

Prepaid income taxes decreased by $0.2 as of December 31, 2010 to $0.1 million from $0.3 million as of December 31, 2009. The tax benefit mainly resulted from a lower utilization of net operating loss carry-forwards as compared to the prior year.

Deferred tax assets decreased $1.1 million to $1.8 million as of December 31, 2010, compared to the balance of $2.9 million as of December 31, 2009. This decrease primarily related to the tax deferment of the gain on the extinguishment of debt during 2010.

Accounts payable and accrued expenses as of December 31, 2010, increased approximately $0.2 million from December 31, 2009 to $8.8 million from $8.6 million. The increase is primarily due to $0.1 million in accounts payable and accrued expenses for payroll, $0.2 million for an amount due to former owners related to acquisitions, $0.3 million due to carriers, offset by a $0.4 million decrease in deferred revenue.

Unearned premium as of December 31, 2010 decreased $1.7 million to $34.2 million as of December 31, 2010 from $35.9 million as of December 31, 2009, and represents premiums written but not earned. This is directly attributable to the decrease in AAIC’s premium writings during 2010.

Unpaid losses and loss adjustment expenses decreased $8.7 million to $33.3 million as of December 31, 2010 from $42.0 million at December 31, 2009. This amount represents management’s estimates of future amounts needed to pay claims and related expenses. The decrease is primarily driven by the Company’s strategy to settle claims quicker, thereby reducing future loss exposure.

Reinsurance payable as of December 31, 2010 increased $0.9 million to $29.4 million, compared to $28.5 million as of December 31, 2009. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains seven quota-share reinsurance treaties with its reinsurers in which it cedes approximately 70% of the both premiums and losses for the majority of its states. The increase is attributable to a reimbursement for premiums received from reinsurers of $3.0 million, offset by $2.0 million due to lower AAIC’s premium writings in Florida, Georgia and Louisiana.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of December 31, 2010 decreased $0.3 million to $3.3 million, compared to the balance at December 31, 2009 of $3.6 million. The decrease is related to a decline in AAIC premium writings.

Notes payable as of December 31, 2010, decreased $0.6 million to $0.2 million compared to $0.8 million as of December 31, 2009. The change resulted primarily from the final payments applied to the principal balances payable on promissory notes to the Company’s Chairman.

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2010, was $5.1 million compared to net cash used by operating activities of $0.8 million for the same period of 2009. The increase is driven primarily by $3.0 million reimbursement received from reinsurers and $2.9 million increase in premiums collected, partly offset by higher claims paid.

Investing activities used for the year ended December 31, 2010 amounted to $2.5 million as compared to $1.8 million used as of December 31, 2009. The increase in the amount used was mainly attributable to higher net purchases of investments in the amount of $1.8 million, $0.6 million increase in purchases of computer software and hardware and leasehold improvements in our headquarters and in Trust Way and $0.1 million in acquisitions, offset by $1.8 million of cash transferred to restricted cash in the prior year.

Financing activities for the year ended December 31, 2010 included debt repayments in the amount of $0.6.

On June 30, 2010, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Loan Agreement between the Company and Wells Fargo Bank, N.A. (as successor in interest by merger to Wachovia Bank, N.A.) (the “Lender”). The First Amendment amends the Loan Agreement, dated July 17, 2009, between the Company and the Lender (the “Loan Agreement”).

The First Amendment extends the maturity date for the facility to July 16, 2011. The proceeds of the facility may be used for funding certain permitted acquisitions, funding short-term loans to the Company’s wholly owned subsidiary, AAIC, or for working capital or general corporate needs in the ordinary course of business. When the facility matures, the Company will still be able to meet its obligations if the line of credit is not renewed. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay and MGA, and is guaranteed by the same entities. In addition, TrustWay pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor.

The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of December 31, 2010, management believes the Company was in compliance with all these covenants. The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12-month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreases to 1.10 for each of the fiscal quarters ended June 30, 2010, and September 30, 2010 and increases to 1.25 for each subsequent fiscal quarter. The interest rate is 3.00% plus 90-day LIBOR (3.3003% December 31, 2010) due and payable monthly. As of December 31, 2010, there is $1.5 million in borrowings outstanding under the credit agreement.

In the past the Company received loans from its Chairman and former Division President of the Company to meet some of its financial obligations. Hence, the Company’s related party debt consists of unsecured promissory notes payable to its Chairman. The promissory notes carried an interest rate of 8% per annum and provided for the repayment of principal on an annual basis. The above mentioned notes payable were fully paid off as of June 30, 2010. The Company’s liquidity and capital needs in the future will be met through premium, commission and fee income.

On December 30, 2010, AAIC issued a dividend in-kind to its parent Company of all the Capital Securities issued by the Trust in the amount of $1,001,089 and the Company extinguished the related Junior Subordinated Debentures of $4,988,513, which resulted in a gain of $3,509,845. On March 10, 2009, AAIC purchased all of the Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount was accreted to interest income over the remaining life of the Capital Securities using the interest method. The purchase resulted in an increase in our investment portfolio for redeemable preferred stock in the amount of $1,001,089.

On December 22, 2005, the Company consummated the private placement of 5,000 of the Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”). In connection with the Trust’s issuance and sale of the Capital Securities, the Company purchased from the Trust 155 of the Trust’s floating rate common securities, with a liquidation amount of $1,000 per common security (the “Common Securities”). The Trust used the proceeds from the issuance and sale of the Capital Securities and the Common Securities to purchase $5,155,000 in aggregate principal amount of the floating rate junior subordinated debentures of the Company (the “Debentures”). The Capital Securities mature on December 31, 2035. The Capital Securities require quarterly distributions by the Trust to the holders of the

Capital Securities, at a floating rate of three-month LIBOR plus 5.75% per annum, reset quarterly. Distributions are cumulative and will accrue from the date of original issuance but may be deferred for a period of up to 20 consecutive quarterly interest payment periods, if the Company exercises its right under the Indenture to defer the payment of interest on the Debentures.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum Statutory Capital and Surplus of $3.0 million. As of December 31, 2010, AAIC’s statutory Capital and Surplus was $12.1 million.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

The Company considers its historical loss experience and the factors set forth above at a state, product and line of business level to estimate its loss and LAE reserves. The Company reviews its loss and LAE reserves by line of business on a monthly basis as new information becomes known and it is able to observe actual loss development. Our statistical average reserves are reviewed, at a minimum, on a semiannual basis. If emerging issues relating to a product or state necessitate a change in our scheduled reviews of a particular coverage of the business, we would identify and measure variances and make adjustments if necessary. For example, we track medical and auto repair costs and may adjust statistical averages if trends were emerging.

At December 31, 2010 and 2009, we had $9.9 million and $12.3 million of net loss and LAE reserves, which included $5.2 million and $6.4 million of case reserves and $4.7 million and $5.9 million of IBNR reserves. During 2010, the Company’s case reserves decreased $1.2 million and IBNR reserves declined $1.1 million. This decrease in reserves was primarily driven by a change in claims strategy, implemented during 2009, to settle claims quicker. This change resulted in a 21.8% reduction in outstanding claim counts measured as of December 31, 2010 as compared to December 31, 2009.

GROSS RESERVES BY LINE OF BUSINESS AS OF DECEMBER 31, 2010 AND 2009

The following table presents the gross reserves by line of business as of December 31, 2010 and 2009:

	2010	2009
Personal Auto Liability	$31,638,391	$37,545,120
Personal Auto Physical Damage	1,672,676	4,427,863

Total Gross Reserves-Unpaid Losses and LAE	$33,311,067	$41,972,983

The decrease in gross reserves was $8.7 million primarily due to an acceleration of bodily injury claim settlements in the liability line of business of $5.9 million and a decline in auto physical damage of $2.8 million, resulting from improved claim handling, lower average frequency and severity in this line of business.

Determination of Loss and LAE Reserves

During 2010 the Company began to use its external actuaries instead of its internal staff to determine loss and LAE reserves by line of business by producing multiple estimates of required reserves, using both paid and incurred data, to determine if a change in the loss and LAE reserves is required. If the initial projections vary significantly, the outside actuarial staff will analyze the data using additional techniques. Each review develops a point estimate, which allows the Company to establish meaningful reserve levels.

In analyzing the ultimate accident year loss experience, our staff reviews incurred and paid loss development patterns at a detailed, line of business level on a monthly basis and the actuaries review on a quarterly basis. Changes in patterns are taken into account when selecting loss development factors. These lines of business consist of minimal liability limits, and the loss development is usually short term because a large majority of the parties involved in an accident report their claims within a short time period after the occurrence.

Assumptions regarding needed reserve levels made by the actuaries take into consideration influences on available historical data that reduce the predictability of our projected future loss costs. Internal considerations that are process-related, which generally result from changes in our claims organization’s activities, include claim closure rates and the number of claims that are closed without payment. External items considered include the litigation atmosphere, state-by-state changes in medical costs, and the availability of services to resolve claims. These also are better understood at the state level than at a more generalized national level.

IBNR reserves are established on a quarterly basis and are based on a reserve analysis by the Company’s external actuarial firm. Various standard actuarial tests are applied to lines of business. Included in the analyses are the following:

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

During the fiscal year ended December 31, 2010, the Company used average paid losses to establish estimated case reserves. The Company believes that the average paid losses are more indicative of the reserve estimates than average case reserve estimates, which were used in the past. The average paid losses better reflect the aforementioned underlying factors used to estimate reserves, thereby improving the accuracy of the reserving.

While the ultimate liability may be greater or lower than recorded loss reserves, the development period for personal auto coverage is shorter than that associated with many other property and casualty coverages and can therefore be established with more certainty than coverages developing over longer periods such as environmental coverage.

Our best estimates of the appropriate amounts for our reserves as of December 31, 2010 and 2009 are included in our financial statements for those years. Our goal is to establish the total reserves and determine the adequacy of reserves to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. At the point in time when the reserves are established, we have no way of knowing whether our reserve estimates will prove to be high or low and, thus, whether future reserve development will be favorable or unfavorable.

Adjustment to Unpaid Losses and LAE

On a quarterly basis, the Company’s external actuary performs an in-depth independent review of our actuarial data and determines whether or not the established reserves for both IBNR and LAE are within an acceptable range. At the end of each year, our third-party actuary opines on and certifies our reserves. For all years presented, our independent actuary has determined that our reserves are within acceptable ranges, and therefore management has not adjusted the liability for unpaid losses and LAE from the amount determined by its external actuaries.

Key Assumptions

AssuranceAmerica estimates liabilities for the costs of losses and LAE for both reported and unreported IBNR claims based on the historical trends and assumptions set forth above. When possible, where deviations from historical trends in these key areas exist, quantitative and qualitative modifications to, or selections of, such factors are made to reflect such deviations. Management analyzes the adequacy of reserves using actuarial data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amount of reserves. The key assumptions and factors discussed under “Critical Accounting Policy Section” previously are taken into account in developing these estimates. AssuranceAmerica reviews loss reserve adequacy quarterly by accident year at a line of business level. Reserves are adjusted as additional information becomes known. Such adjustments are reflected in current year operations. Loss and LAE reserves are also certified to state regulators annually.

During each quarterly review by the external actuarial staff, factor selections are updated using the additional information obtained with the passage of time. The ultimate loss estimates and held IBNR reserves for the line of business and accident periods effected are adjusted through this updating process. Additionally, the external actuaries and internal staff evaluate the overall reasonableness of the loss and LAE ratios by accident year and by line of business.

Factors that can affect actual frequency include, among others, changes in weather, driving patterns or trends and class of driver. Estimates of average frequency can be affected by changes in claims settlement and reserving practices. Loss severity can be affected by auto repair and medical cost inflation, jury awards and changes in policy limit profiles. Estimation of LAE reserves is subject to variation from factors such as the use of outside adjusters, frequency of lawsuits, claims staffing and experience levels. Key assumptions as of December 31, 2010 and 2009 were premised on historical loss reserve development patterns.

Variability of Reserves for Loss and LAE

Management believes that there are no reasonably likely changes in the key factors and assumptions that materially affect the Company’s estimate of the reserve for loss and LAE that would materially impact the Company’s financial position, liquidity and results of operations. The Company’s low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity, thereby limiting the potential variability the reserve level may have on reported results. For example, approximately 96% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury and property damage, which mitigates the complexity of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout.

The following table provides the estimated changes in the liability and related payments made for the calendar years ended December 31, 2010 and 2009:

	2010	2009
Change in net loss and LAE reserves	$(2,362,503)	$(570,678)
Paid losses and LAE	27,384,652	25,819,127

Total incurred losses and LAE	$25,022,149	$25,248,449

Loss and LAE ratio(1)	75.0%	73.3%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

Losses and Loss Adjustment Expenses (LAE)

The Company’s claims costs represents payments made and estimated future payments to be made to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs relate to current costs under our non-standard state-mandated automobile insurance programs. Claims costs are impacted by loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves. During the year ended December 31, 2010, our loss and LAE ratio increased 1.7%, which reflects 6.5% unfavorable loss development for prior years due to an increase in incurred severity in the bodily injury line as well as increased PIP losses due to fraud in Florida, offset by improvement in accident year 2010 losses in both incurred severity (average cost per claim) and frequency. The increase in bodily injury is primarily due to higher medical costs and the Company has increased rates and reduced writings in Florida in order to minimize its losses in this state and improve profit margins. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The Company has seven reinsurers, of which six are A- rated or better based on the most recent A.M. Best ratings available, while the seventh reinsurer does not have a rating but the contract is in run-off. Further, the reinsurers cover up to $2,000,000 in aggregate claims for extra contractual obligations each policy year.

The impact of reinsurance on the income statement as of December 31 is as follows:

	2010	2009
Premiums ceded written:	$67,795,311	$71,998,755
Ceded commissions incurred:	$15,355,480	$16,746,054
Ceded losses and loss adjustment expenses incurred:	$61,574,293	$62,788,154

The impact of reinsurance on the balance sheets as of December 31 is as follows:

	2010	2009
Reinsurance recoverable:	$34,013,415	$43,809,125
Ceded unpaid losses and loss adjustment expense:	$23,410,446	$29,709,859
Ceded unearned premiums:	$23,643,822	$25,098,051
Reinsurance payable:	$29,426,944	$28,523,284

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force.

During 2010 and 2009, the Company ceded approximately 70% of its premium and losses to the contracted reinsurers. Premium ceded under this reinsurance agreement for the twelve months ended December 31, 2010 and 2009 were $67.8 million and $72.0 million, respectively. The related ceding commission was approximately $15.4 million in 2010 and $16.7 million in 2009. The lower ceded premium is mainly due to a decrease in volume within the states of Florida, Georgia and Louisiana.

Ceded reinsurance for all programs reduced AssuranceAmerica’s incurred losses and LAE by $61.6 million and $62.8 million for the twelve months ended December 31, 2010 and 2009, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverables. As of December 31, 2010, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy AssuranceAmerica’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $34.0 million and $43.8 million as of December 31, 2010 and 2009, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $23.4 million and $29.7 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other reinsurers under the terms of reinsurance agreements in the amount of $10.6 million and $14.1 million as of December 31, 2010 and 2009, respectively. The paid loss recoverables are in good standing as of December 31, 2010.

AssuranceAmerica’s ceded unearned premium relates to policies in force and is earned ratably over the policy period. As of December 31, 2010 and 2009, the ceded unearned reserves amounted to $23.6 million and $25.1 million, respectively. Reinsurance payable of $29.4 million and $28.5 million as of December 31, 2010 and 2009 represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis, and no balances are in dispute through December 31, 2010.

AssuranceAmerica’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes approximately 70% of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. AssuranceAmerica paid ceded premiums net of commissions of $51.5 million and $53.2 million and received reinsurance recoverables on paid loss and loss adjustment expenses of $71.3 million and $58.1 million in 2010 and 2009, respectively.

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

Valuation of Long Lived Assets and Goodwill

We assess the carrying amount of identifiable intangible assets, long-lived assets if events or changes in circumstances indicate that such carrying amount may not be recoverable. We assess the carrying amount of our goodwill at least annually. Factors we consider important, which could trigger an impairment review, include the following:

•	significant underperformance relative to historical and projected future results;

•	significant changes in the manner of our use of these assets or the strategy for our overall business; and

•	Significantly negative industry or economic trends.

When we determine that the carrying amount of intangible assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the impairment based on the pro forma sustainable earnings capacity and discounted cash flows. This review is based upon our historical earnings and underlying risk inherent in the agencies current business model and industry comparisons.

While we believe that our assumptions are appropriate, such amounts estimated could differ materially from what will actually occur in the future. In assessing goodwill, these estimates are prepared at the generating segment level. Goodwill is allocated to the TrustWay segments for the purpose of impairment testing.

The TrustWay division recorded an impairment loss of $1.5 million in the fourth quarter of 2010 to reduce the carrying amount. The impairment loss is presented as impairment of goodwill in the consolidated income statement. We have performed our annual goodwill impairment testing during the fourth quarter of 2010.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All information required to be disclosed in Item 8 is incorporated by reference from the consolidated financial statements and schedules thereto in Item 15 of this Annual Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and its Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective December 31, 2010.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation under the Internal Control — Integrated Framework, management determined that, as of December 31, 2010, we maintained effective internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual report.

Item 9B.	OTHER INFORMATION

There is no other information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not so disclosed.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All information regarding executive officers, all information required to be disclosed in Item 10 with respect to our directors is incorporated by reference from the section entitled “Nominees for Board of Directors” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011 (“Proxy Statement”).

All information required to be disclosed in Item 10 with respect to our directors is incorporated by reference from the section entitled “Biographies of Directors” in the Company’s Proxy Statement.

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

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.assuranceamerica.com and provided as an exhibit to this Annual Report. Copies of our code of conduct may also be requested in print without charge by writing to Investor Relations at AssuranceAmerican Corporation, 5500 Interstate North Parkway, Suite 600, Atlanta, Georgia 30328.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Positions Held
David Anthony	51	Senior Vice President and Chief Information Officer, AssuranceAmerica Managing General Agency, LLC
Charlie Brock	56	Senior Vice President — Business Development, AssuranceAmerica Managing General Agency, LLC
Mark H. Hain	61	Executive Vice President, General Counsel and Secretary
Guy W. Millner	75	Chairman and Chief Executive Officer
Sheree Williams	55	Senior Vice President and Chief Financial Officer
Stacey Warren	43	Senior Vice President — Sales, AssuranceAmerica Managing General Agency, LLC
Gregory D. Woods	49	Controller
Al Yeager	49	Senior Vice President Claims and Product, AssuranceAmerica Managing General Agency, LLC

Biographies of Executive Officers

David H. Anthony has served as Senior Vice President and Chief Information Officer since August 2010 and Vice President of Information Technology from March 2004 to August 2010 of AssuranceAmerica Managing General Agency, LLC., a subsidiary of the Company, since March 2004. Mr. Anthony has over 21 years of experience in the Information Technology industry with the last 12 focused in the area of consulting. Prior to joining the Company, he served as Vice President of CGI Information Systems and Management Consultants for four years.

Charlie Brock has served as Senior Vice President of Business Development since November 2010 and Vice President Sales of AssuranceAmerica Managing General Agency, LLC since he joined the Company in December 2008. He was Chief Marketing Officer and Vice president of Sales for Access Insurance Company from April 2008 to December 2008. He was the President and COO of Executrack, Inc., an executive coaching and training company in Atlanta, GA, from 2003 to April 2008. Prior to 2003, Mr. Brock served in several capacities with The Coca-Cola Company, Frito-Lay and Proctor and Gamble.

Mark H. Hain has served as Executive Vice President, General Counsel and Secretary since February 2009. He served as Senior Vice President since August 2005 prior to becoming Executive Vice President 2009. Prior to joining the Company, Mr. Hain was in the private practice of law for two years and was General Counsel for Computer Jobs.com, Inc. for two years. He served as Senior Vice President and General Counsel for Norrell Corporation from 1988 to 1999 and as General Counsel for American First Corporation, C.L. Frates & Co, Inc. and the Oklahoma Insurance Department prior to 1988.

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

Stacy Warren has served as Senior Vice President of Sales and Customer Service of AssuranceAmerica Managing General Agency, LLC, an insurance subsidiary of the Company since November 2010. Ms. Warren was Assistant Vice President of Sales and Marketing for Chartis Insurance from 2009 through November 2010; she was Vice President of Operations for 21st Century Insurance and Financial Services (previously AIG Agency Auto), from 2002 through November 2009. Ms. Warren has over 15 years of executive experience in the insurance industry, specializing in sales, marketing and customer service.

Sheree S. Williams has served as Senior Vice President and Chief Financial Officer of AssuranceAmerica Corporation since September 2010. Ms. Williams was Vice President of Finance for 21st Century Insurance and Financial Services (previously AIG Agency Auto), from 2006 through September 2010; she was Corporate Controller for 21st Century Insurance and Financial Services from 2004 to 2006. Prior to working with 21st Century Insurance and Financial Services, Ms. Williams served as Senior Vice President of Finance and Senior Vice President of Logistics for Swift Denim as well as Corporate Controller for Tom’s Foods, Inc.

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

Al Yeager is Senior Vice President of Product and Claims of Assurance America Managing General Agency, LLC., a subsidiary of the Company. Mr. Yeager has 22 years of claims, product, sales and general management experience with leading companies in the insurance industry. Prior to joining the Company in October 2008, Al served as Regional Vice President of Product Management and as a Vice President of Claims for AIG personal lines from 2004 to 2008. Prior to AIG, he spent 17 years with Progressive Insurance in a variety of capacities across the country. Mr. Yeager holds a B.S. degree in Biochemistry.

The officers serve at the pleasure of the board until their successors are elected and qualified.

Item 11.	EXECUTIVE COMPENSATION

All information required to be disclosed in Item 11 with respect to executive compensation and directors’ compensation is incorporated by reference from the sections entitled “Executive Compensation” and “Director Compensation” in the Company’s Proxy Statement.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2010, with respect to the Company’s compensation plans under which equity securities are authorized for issuance and adopted by the shareholders:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Employees–2010 Incentive Plan(1)	862,000	$0.24	1,138,000
Equity Employees–2000 Incentive Plan(2)	6,736,555	$0.52	—
Total	7,598,555	$0.49	1,138,000

(1)	The number of shares available for future issuance is the total number of awards less the cumulative number of awards granted under the plan plus the number of awards cancelled under the plan.
(2)	This plan has expired and no further awards may be made thereunder.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(a) Documents filed as part of this report:

(1) Financial Statements

The following financial statements of the Company, together with the Report of the Company’s Independent Registered Public Accounting Firm dated March 28, 2011, are filed herewith:

(2) Financial Statement Schedules

All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the respective financial statements or related notes.

(3) Exhibit of Index

2.1	Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AA Holdings Acquisition Sub, Inc., AA Holdings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 16, 2003).

2.2	Asset Purchase Agreement by and between TrustWay Insurance Agencies, LLC, AssuranceAmerica Corporation, Thomas-Cook Holding Company and James C. Cook (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).

3.1	Amended And Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 9, 2003).

3.3	By-Laws of the Company (incorporated by reference to the Company’s Form 10 filed on May 30, 1972).

3.4	Amendment to the Company’s By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).

3.5	Amendment to the Company’s By-Laws adopted June 26, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003).

3.6	Amendment to the Company’s By-Laws adopted June 15, 2004 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004).

4.1	Certificate of Designations Establishing the Powers, Preferences, limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

4.2	Amendment to Certificate of Designations Establishing the Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005).

4.3	Amended and Restated Trust Agreement dated December 22, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 27, 2005).

4.4	Junior Subordinated Indenture dated December 22, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 27, 2005).

10.1*	Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on October 20, 2000).

10.2*	Amendment to the Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Appendix 3 to the Company’s Definitive Proxy Statement filed on April 11, 2006).

10.3*	Promissory Note assumed by the Company to Guy W. Millner dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.4	Promissory Note assumed by the Company to Lawrence Stumbaugh dated January 3, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.5*	Promissory Note assumed by the Company to Guy W. Millner dated August 31, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.6*	Employment Agreement between Agencies and James C. Cook dated July 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2003).

10.7*	Executive Employment Agreement between AssuranceAmerica Managing General Agency, LLC and Joseph J. Skruck (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 8, 2006).

10.8	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2005).

10.9	Amendment to Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2005).

10.10*	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2005).

10.11*	Description of Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended June 30, 2005).

10.12	Guarantee Agreement dated December 22, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2005).

10.13*	Executive Employment Agreement between Sercap Holdings, LLC and Lawrence Stumbaugh effective July 10, 2002 and assumed by the Company effective April 1, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10KSB for the year ending December 31, 2005).

10.14	Loan Agreement, dated July 17, 2009, by and between AssuranceAmerica Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for quarter ended June 30, 2009).

10.15	Revolving Loan Note, dated July 17, 2009, by and between AssuranceAmerica Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for quarter ended June 30, 2009).

10.16	Pledge Agreement, dated July 17, 2009, by and between AssuranceAmerica Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q for quarter ended June 30, 2009).

10.17	Guaranty of Payment Agreement, dated July 17, 2009, by and between by AssuranceAmerica Managing General Agency, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s 10-Q for quarter ended June 30, 2009).

10.18	Guaranty of Payment Agreement, dated July 17, 2009, by and between Trustway T.E.A.M., Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s 10-Q for quarter ended June 30, 2009).

10.19	Guaranty of Payment Agreement, dated July 17, 2009, by and between Trustway Insurance Agencies, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s 10-Q for quarter ended June 30, 2009).

10.20	Pledge Agreement, dated July 17, 2009, by and between Trustway Insurance Agencies, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s 10-Q for quarter ended June 30, 2009).

10.21*	Executive Employment Agreement between AssuranceAmerica Corporation and Mark H. Hain effective November 20, 2007, as amended by that certain Addendum to Employment Agreement, dated November 20, 2007, by and between AssuranceAmerica Corporation and Mark H. Hain. (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 10-K dated March 26, 2010).

10.22	AssuranceAmerica Corporation 2010 Incentive Plan (incorporated by reference to Appendix 1 to the Company’s Definitive Proxy Statement filed on March 29, 2011).

10.23	Quota share reinsurance agreement between AssuranceAmerica Insurance Company and Swiss Reinsurance America Corporation, dated as of January 1, 2011.

10.24*	Employment Agreement and Addendum to Employment agreement between Guy W. Millner and the Company (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated March 29, 2011).

10.25*	Amended and Restated Employment Agreement and Addendum to Employment Agreement between Joseph J. Skruck and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K dated March 29, 2011).

10.26*	Amended and Restated Employment Agreement and Addendum to Employment Agreement between Mark H. Hain and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K dated March 29, 2011).

10.27	First Amendment to the Revolving Loan Note, dated June 30, 2010, to the Loan Agreement dated July, 17, 2009, by and between AssuranceAmerica Corporation and Wells Fargo Bank, N.A. (as successor in interest by merger to Wachovia Bank, N.A.) (the “Lender”). (incorporated by reference to Exhibit 10.1 to the Company’s current Form 8-K dated July 1, 2010).

10.28	Consent of the accountant (incorporated by reference to Exhibit 23.2 of the accountant’s current report on Form S-8 dated May 26, 2010).

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Transition Report on Form 10-KSB for the transition period from April 1, 2003 to December 31, 2003).

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 16(a).	BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

All information required to be disclosed in Item 16 is incorporated by reference from the section entitled “Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ GUY W. MILLNER
Guy W. Millner,
Chairman and Chief Executive Officer

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Guy W. Millner Guy W. Millner	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	Date: March 28, 2011

/s/ Sheree S. Williams Sheree S. Williams	Chief Financial Officer (Principal Financial Officer)	Date: March 28, 2011

/s/ Donald Ratajczak Donald Ratajczak	Director	Date: March 28, 2011

/s/ Quill O. Healey Quill O. Healey	Director	Date: March 28, 2011

/s/ Kaaren J. Street Kaaren J. Street	Director	Date: March 28, 2011

/s/ Sam Zamarripa Sam Zamarripa	Director	Date: March 28, 2011

/s/ William R. Reed William R. Reed	Director	Date: March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

AssuranceAmerica Corporation

We have audited the consolidated balance sheets of AssuranceAmerica Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Porter Keadle Moore, LLP

Atlanta, Georgia

March 28, 2011

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$8,379,014	$6,253,643
Cash restricted	1,802,990	1,800,000
Short-term investments	145,085	365,717
Long-term investments, at fair value (amortized cost $8,561,245 and $7,745,142)	8,630,776	7,518,144
Long-term investments, held to maturity at amortized cost (fair value $0 and $4,981,850)	0	1,015,374
Marketable equity securities, at fair value (cost $1,978,166 and $1,888,334)	2,243,235	1,918,841
Other long-term investments	727,288	0
Other securities	0	155,000
Investment income due and accrued	180,487	180,719
Receivable from insureds	33,120,082	35,173,717
Reinsurance recoverable (including $10,602,969 and $14,099,266 on paid losses)	34,013,415	43,809,125
Prepaid reinsurance premiums	23,643,822	25,098,051
Deferred acquisition costs	2,286,118	2,457,647
Property and equipment (net of accumulated depreciation of $5,135,550 and $4,344,673)	2,152,632	2,012,963
Other receivables	1,776,332	1,766,762
Prepaid expenses	660,028	510,558
Intangibles (net of accumulated amortization of $3,428,671 and $3,051,877)	5,969,215	7,509,934
Security deposits	109,543	105,315
Prepaid income tax	106,864	249,452
Deferred tax assets	1,837,551	2,909,229
Other assets	0	335,526

Total assets	$127,784,477	$141,145,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$8,797,715	$8,551,370
Unearned premium	34,217,108	35,916,156
Unpaid losses and loss adjustment expenses	33,311,067	41,972,983
Reinsurance payable	29,426,944	28,523,284
Provisional commission reserve	3,289,272	3,599,289
Funds withheld from reinsurers	1,875,000	1,875,000
Revolving line of credit	1,500,000	1,500,000
Notes payable and related party debt	175,420	774,001
Junior subordinated debentures payable	0	4,981,850

Total liabilities	112,592,526	127,693,933

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and 80,000,000 outstanding 65,494,357 and 65,144,357)	654,943	651,443
Surplus-paid in	17,875,779	17,363,620
Accumulated deficit	(3,547,896)	(4,440,473)
Accumulated other comprehensive gains (losses):
Net unrealized gains (losses) on investment securities, net of taxes	209,125	(122,806)

Total stockholders’ equity	15,191,951	13,451,784

Total liabilities and stockholders’ equity	$127,784,477	$141,145,717

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009
Revenue:
Gross premiums written	$100,921,776	$107,249,107
Ceded premiums written	(67,795,311)	(71,998,755)

Net premiums written	33,126,465	35,250,352
Change in unearned premiums, net of prepaid reinsurance premiums	244,818	(826,540)

Net premiums earned	33,371,283	34,423,812
Commission income	20,932,217	21,641,251
Managing general agent fees	11,004,248	10,277,414
Gain on extinguishment of debt	3,509,845	0
Net investment income	647,184	670,244
Net investment gains (losses) on securities	18,319	(362,030)
Other fee income	428,662	341,549

Total revenue	69,911,758	66,992,240

Expenses:
Losses and loss adjustment expenses	25,022,149	25,248,449
Selling, general, and administrative	39,503,809	38,871,540
Stock option expense	410,658	333,890
Depreciation and amortization expense	1,167,671	1,183,299
Goodwill impairment	1,519,200	0
Interest expense	354,395	458,500

Total operating expenses	67,977,882	66,095,678

Income before income taxes	1,933,876	896,562
Income tax provision expense	1,041,299	448,815

Net income	$892,577	$447,747

Earnings per common share:
Basic	$0.014	$0.007
Diluted	$0.014	$0.007
Weighted average shares outstanding-basic	65,467,508	65,120,526
Weighted average shares outstanding-diluted	65,917,793	65,284,661

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2010 and 2009

	Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance, December 31, 2008	64,953,881	$649,538	$16,911,635	$(4,888,220)	$(689,162)	$11,983,791
Stock issued	190,476	1,905	118,095	0	0	120,000
Stock option expense	0	0	333,890	0	0	333,890
Change in value of available-for-sale securities, net of taxes	0	0	0	0	566,356	566,356
Net income	0	0	0	447,747	0	447,747

Balance, December 31, 2009	65,144,357	651,443	17,363,620	(4,440,473)	(122,806)	13,451,784
Stock issued	350,000	3,500	101,501	0	0	105,001
Stock option expense	0	0	410,658	0	0	410,658
Change in value of available-for-sale securities, net of taxes	0	0	0	0	331,931	331,931
Net income	0	0	0	892,577	0	892,577

Balance, December 31, 2010	65,494,357	$654,943	$17,875,779	$(3,547,896)	$209,125	$15,191,951

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2010	2009
Net income	$892,577	$447,747

Other comprehensive income:
Change in unrealized (losses) gains of investments:
Unrealized gains arising during the year	549,408	544,139
Reclassification adjustment for realized gains (losses) recognized during the year	(18,319)	362,030

Net change in unrealized gains	531,089	906,169
Deferred income tax expense effect on above changes	(199,158)	(339,813)

Other comprehensive income	331,931	566,356

Comprehensive income	$1,224,508	$1,014,103

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$892,577	$447,747
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Net investment losses (gains)	(18,319)	362,030
Goodwill impairment	1,519,200	0
Depreciation and amortization	1,295,039	1,209,171
Stock-based compensation	410,658	333,890
Loss on disposal of property and equipment	0	23,680
Gain on extinguishment of debt	(3,509,845)	0
Deferred tax provision	872,519	450,951
Changes in assets and liabilities:
Investment income due and accrued	232	(84,533)
Receivables	2,044,065	(4,122,446)
Prepaid expenses and other assets	(140,752)	110,994
Unearned premiums	(1,699,048)	3,008,442
Unpaid loss and loss adjustment expenses	(8,661,916)	(607,716)
Reinsurance payable	903,660	2,106,794
Reinsurance recoverable	9,795,710	(4,821,994)
Prepaid reinsurance premiums	1,454,229	(2,181,901)
Accounts payable and accrued expenses	(15,655)	1,054,372
Funds withheld from reinsurers	0	1,800,000
Prepaid income taxes	142,588	(11,009)
Deferred acquisition costs	171,529	(136,130)
Provisional commission reserve	(310,017)	238,244

Net cash provided (used) by operating activities	5,146,454	(819,414)

Cash flows from investing activities, net of effect of agency acquisitions:
Purchases of property and equipment, net	(898,820)	(303,440)
Changes in short-term investments	220,632	286,763
Proceeds from sales, maturities and calls of investments	1,867,815	8,078,810
Purchases of investments	(2,839,140)	(8,030,718)
Transfer of funds to restricted cash	(2,990)	(1,800,000)
Purchases of other-long term investments	(750,000)	0
Sale of book of business	0	30,000
Cash paid for acquisition of agencies, net of cash acquired	(125,000)	(34,200)

Net cash used by investing activities, net of effect of agency acquisitions	(2,527,503)	(1,772,785)

Cash flows from financing activities:
Repayments of notes payable	(598,581)	(1,061,307)
Borrowings on line of credit	0	1,500,000
Stock issued, net of expenses	105,001	120,000

Net cash (used) provided by financing activities	(493,580)	558,693

Net increase (decrease) in cash and cash equivalents	2,125,371	(2,033,506)
Cash and cash equivalents, beginning of period	6,253,643	8,287,149

Cash and cash equivalents, end of period	$8,379,014	$6,253,643

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

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

(2)	Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying consolidated financial statements include the accounts and operations of AAIC, MGA and TrustWay. All material intercompany accounts and transactions have been eliminated. The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

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

Goodwill represents the amount by which the cost of acquired net assets exceeds related fair value. Other intangible assets include the costs of specifically identifiable intangible assets, primarily customer renewal lists. In accordance with Financial Accounting Standards Board (“FASB”) and Intangibles, Goodwill and Other, (Topic 350), the carrying value of goodwill and other intangible assets is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. The Company uses an independent valuation firm to assist in its assessment of a possible impairment of intangible assets. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. The Company recognized a goodwill impairment loss of $1.5 million in 2010 related to its TrustWay retail operations.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

New Accounting Standards Adopted

Disclosures about Fair Value Measurements

In March 2010, FASB issued Accounting Standards Update (“ASU”) 2010-11, Derivatives and Hedging, (Topic 815), which provides accounting guidance that clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The guidance addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting under the existing accounting guidance for embedded derivatives. The guidance is effective for fiscal quarters beginning after June 15, 2010. The Company adopted the provisions of the standard as of June 30, 2010. Since the Company has no such derivatives, this guidance did not have any effect on the results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), new accounting guidance which expands disclosure requirements relating to fair value measurements. The guidance adds requirements for disclosing amounts of and reasons for significant transfers into and out of Levels 1 and 2 and requires gross rather than net disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The guidance also provides clarification that fair value measurement disclosures are required for each class of assets and liabilities. Disclosures about the valuation techniques and inputs used to measure fair value for measurements that fall in either Level 2 or Level 3 are also required. The Company adopted the provisions of the new guidance as of March 31, 2010.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810), which requires an entity to perform a qualitative analysis to determine whether it holds a controlling financial interest (i.e., is a primary beneficiary) in a variable interest entity (“VIE”). The analysis identifies the primary beneficiary of a VIE as the entity that has both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE. The Company adopted the new guidance as of January 1, 2010. The adoption had no impact on the Company’s results of operations or financial position.

Cash and Cash Equivalents

Cash and cash equivalents include cash demand deposits, money market accounts and bank certificates of deposit with a maturity of less than twelve months.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of equity securities and long-term bonds purchased are adjusted to reflect the current market value, except for the redeemable preferred stock, which is carried at amortized cost. Our other long-term investment consists of low income federal housing credits, which are being amortized over the life of the credits using the amortized cost method. The credits will be utilized over 10 years as required by the federal government and will be offset against the Company’s federal income tax expenses.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The carrying value of the junior subordinated debentures approximates the fair value because the interest rate adjusts quarterly. The carrying value of the line of credit and notes payable are both carried at fair value. Changes in market values on unrealized gains and losses are reflected in the shareholder equity section on the balance sheet.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are as follows: Furniture and fixtures — 5 to 7 years; equipment — 3 to 5 years; software currently in service — 3 to 5 years; autos — 3 to 5 years; signs — 2 to 5 years, leasehold improvements — over the remaining life of the lease, including options. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Depreciation expense was $790,877 and $797,149 for the twelve months ended December 31, 2010 and 2009, respectively.

A summary of property and equipment is as follows:

	December 31, 2010	December 31, 2009
Furniture and equipment	$1,277,684	$1,254,970
Automobile	113,661	95,840
Signs	269,296	227,908
Computer equipment	2,067,117	1,842,661
Computer software	2,341,517	1,766,481
Leasehold improvements	1,218,907	1,169,776
Less: accumulated depreciation	(5,135,550)	(4,344,673)

	$2,152,632	$2,012,963

Amortization of Intangible Assets

Intangible assets consist of non-competition agreements, renewal lists, restrictive covenants and goodwill. Intangible assets are stated at cost. Goodwill and certain intangibles with indefinite lives are not amortized, but instead are tested for impairment at least annually. During the fourth quarter of 2010, the Company recorded a goodwill impairment charge of $1,519,200 based an independent review in assessing the intangible asset. The non-compete agreements and restrictive covenants are amortized on a straight-line basis varying from 2 years to 5 years and the renewal lists are being amortized on a straight-line basis over a period of 10 years. Amortization expense was $376,794 and $386,150 for the twelve months ended December 31, 2010 and 2009, respectively.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Intangible assets include the following:

	December 31, 2010	December 31, 2009
Goodwill	$4,622,526	$6,086,726
Non-compete clause	809,500	809,500
Renewal list	3,745,860	3,445,585
Restrictive covenants	220,000	220,000

	9,397,886	10,561,811
Less accumulated amortization	(3,428,671)	(3,051,877)

	$5,969,215	$7,509,934

The estimated aggregate amortization expense for each of the succeeding five fiscal years is:

2011	$385,026
2012	$383,809
2013	$350,868
2014	$301,599
2015	$229,714

Contingencies

In the normal course of business, the Company is named as a defendant in lawsuits related to claims and other insurance policy issues. Some of the actions seek extra-contractual and/or punitive damages. These actions are vigorously defended unless a reasonable settlement appears appropriate. These losses are provided for under Unpaid Losses and loss adjustment expenses (“LAE”). In the opinion of management, the ultimate outcome of known litigation is not expected to be material to the Company’s financial condition, results of operations, or cash flows.

Revenue Recognition

Insurance premiums are recognized pro rata over the terms of the policies. The unearned portion of premiums is included in the Consolidated Balance Sheets as a liability for unearned premium. Commission income is recognized in the period the insurance policy is written and is reduced by an estimate of future cancellations. Installment and other fees are recognized in the periods the services are rendered.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2010 and 2009 was $479,521 and $658,452 respectively.

Stock Options

The Company accounts for stock options in accordance with ASC 718, Compensation — Stock Compensation, which requires companies to expense in their financial statements the estimated fair value of awarded stock options after the grant date. The Company adopted this accounting method using the modified

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

prospective application. For options granted and vested prior to the effective date, the Company continues to follow the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and discloses the pro forma effects on net income as if the fair value of these options had been expensed. The disclosure provisions required by ASC 718 are provided in Note 9.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The principal assets and liabilities that generate these temporary differences are unearned premiums, loss and loss adjustment expense reserves, deferred policy acquisition costs, gain on extinguishment of debt, operating loss and tax-credit carry forwards, realized capital losses and non-deductible provisions for unearned revenue, goodwill and unrealized capital gains and losses. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income in the period that includes the enactment date.

The Company has entered into a tax sharing agreement with AAIC on a statutory basis. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC and the Company. TrustWay and MGA are not tax paying entities for federal income tax purposes and their results are consolidated with the Company’s tax return. AAIC pays only federal income tax. The total AAIC tax expense was $0.1 million and $0.8 million in 2010 and 2009, respectively.

(3)	Investments

All of the Company’s marketable equity and long-term investment securities have been classified as available-for-sale, except for the redeemable trust preferred, which is carried at amortized cost. The Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates, asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. The other long-term investments consist of low income federal housing credits, which are being amortized over the life of the credits using the amortized cost method. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within stockholders’ equity net of related deferred income taxes.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized gains (losses) for the twelve months ended December 31, 2010 and 2009 were $334,600 and $(196,491), respectively.

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

At December 31, 2010, long-term investments carried at market value of $4,708,075 and short-term investments of approximately $145,085 were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A summary of investments follows as of:

	December 31, 2010	December 31, 2009
Short-term investments and bank certificates of deposit	$145,085	$365,717
U.S. government sponsored enterprises	4,617,953	4,967,070
Corporate debt securities	4,012,823	3,566,448
Marketable equity securities	2,243,235	1,918,841
Other long-term investments	727,288	0

Total	$11,746,384	$10,818,076

The amortized cost, fair value and gross unrealized gains or losses of U.S. sponsored enterprises and corporate debt securities available-for-sale at December 31, 2010 and December 31, 2009, by contractual maturity, is shown below:

Years to Maturity — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$1,022,943	$0	$9,980	$1,012,963
One to five years	5,365,295	136,961	91,481	5,410,775
Five to ten years	1,005,508	20,740	5,106	1,021,142
Over ten years	1,167,499	18,477	80	1,185,896

Total	$8,561,245	$176,178	$106,647	$8,630,776

Years to Maturity — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
One to five years	$4,501,055	$45,063	$34,560	$4,511,558
Five to ten years	2,325,276	3,674	220,404	2,108,546
Over ten years	918,811	0	20,771	898,040

Total	$7,745,142	$48,737	$275,735	$7,518,144

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at December 31, 2010 and December 31, 2009, by security type, is shown below:

Security Type — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,493,940	$129,199	$5,186	$4,617,953
Corporate debt securities	4,067,305	46,979	101,461	4,012,823
Marketable equity securities	1,978,166	350,552	85,483	2,243,235

Total	$10,539,411	$526,730	$192,130	$10,874,011

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Security Type — December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$5,016,183	$3,674	$52,787	$4,967,070
Corporate debt securities	2,728,959	45,063	222,948	2,551,074
Marketable equity securities	1,888,334	176,186	145,679	1,918,841

Total	$9,633,476	$224,923	$421,414	$9,436,985

As of December 31, 2010, the Company has determined that all of the unrealized losses in available for sale securities were temporary.

The amortized cost of securities held to maturity at December 31, 2009, by security type, is shown below:

Security Type — December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized losses	Fair Value
Corporate debt securities	$1,015,374	$3,966,476	$0	$4,981,850

There were no securities held to maturity as of December 31, 2010.

There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. The carrying amounts of individual assets are reviewed at each balance sheet date to assess whether the fair values have declined below the carrying amounts. The Company considers internal and external information, such as credit ratings, in concluding that the impairments are not other than temporary. The decline in value of investments (bonds) is principally driven by rate.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
December 31, 2010:
U.S. government sponsored enterprises	$5,186	$1,165,156	$0	$0
Corporate debt securities	11,306	1,368,312	90,155	457,325
Marketable equity securities	12,570	154,679	72,913	368,369

	$29,062	$2,688,147	$163,068	$825,694

December 31, 2009:
U.S. government sponsored enterprises	$52,787	$4,467,069	$0	$0
Corporate debt securities	9,604	1,162,896	213,344	327,822
Marketable equity securities	6,308	84,836	139,371	657,196

	$68,699	$5,714,801	$352,715	$985,018

The total proceeds received on sales, maturities and calls on investments amounted to $1,867,815 and $8,078,810 for the year 2010 and 2009, respectively. The Company had realized gains and losses of $74,625 and $56,306, respectively, during 2010 and $243,446 and $605,476, respectively, during 2009.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(4)	Fair Value Disclosures

The fair value of our investments in fixed income and equity securities is based on observable market quotations, other market observable data, or is derived from such quotations and market observable data. The Company utilizes third party pricing servicers, brokers and internal valuation models to determine fair value. Management gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through our ongoing monitoring of the fair values received or derived internally.

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

The following table illustrates the recurring fair value measurements as of December 31, 2010:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. sponsored enterprises	$4,617,953	$4,617,953	$0	$0
Corporate debt securities	4,012,823	0	4,012,823	0
Marketable equity securities	2,243,235	2,243,235	0	0

Total	$10,874,011	$6,861,188	$4,012,823	$0

The following table illustrates the recurring fair value measurements as of December 31, 2009:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. sponsored enterprises	$4,967,070	$4,967,070	$0	$0
Corporate debt securities	2,551,074	0	2,551,074	0
Marketable equity securities	1,918,841	1,918,841	0	0

Total	$9,436,985	$6,885,911	$2,551,074	$0

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the nonrecurring fair value measurement for goodwill as of December 31, 2010:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Intangible Asset:
Goodwill	$4,622,526	$0	$0	$4,622,526

Total	$4,622,526	$0	$0	$4,622,526

(5)	Losses and Loss Adjustment Expenses

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	December 31, 2010	December 31, 2009
Case basis	$5,180,252	$6,412,373
IBNR	4,720,369	5,850,751

Total	$9,900,621	$12,263,124

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2010	2009
Balance at January 1	$41,972,983	$42,580,699
Less reinsurance recoverables on unpaid losses	(29,709,859)	(29,746,931)

Net balance at January 1	12,263,124	12,833,768

Add losses and LAE incurred, net, related to:
Current year	22,864,149	26,002,449
Prior years	2,158,000	(754,000)

Net losses and LAE incurred in the current year	25,022,149	25,248,449

Deduct losses and LAE paid, net, related to:
Current year	(15,587,589)	(16,195,132)
Prior years	(11,797,063)	(9,623,961)

Net claim payments in the current year	(27,384,652)	(25,819,093)

Net balance at December 31	9,900,621	12,263,124
Plus reinsurance recoverables on unpaid losses	23,410,446	29,709,859

Balance at December 31	$33,311,067	$41,972,983

The majority of the Company’s net claim payments relates to accidents occurring in the current year. As a result of changes in estimates of insured events in prior years, the net claims and claim adjustment expenses incurred for prior years increased by $2,158,000 in 2010 reflecting higher than anticipated losses and decreased by $754,000 for 2009 due to favorable loss development related to prior accident years. In 2010, an increase in the number of late reported auto liability claims and an increase in the estimated severity on these, especially in the Florida market, claims for prior accident years, particularly in the 2009 accident year, were primary contributors to the unfavorable development compared to what was originally estimated. The favorable development in 2009 resulted from a decline in frequency, severity and a lower amount of late reported claims for prior accident years than had been previously estimated.

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

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements the Company has four reinsurers that are required to collateralize the reinsurance recoverable. As of December 31, 2010 three reinsurers have provided a letter of credit or secured trust accounts to provide security sufficient to satisfy

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

AAIC’s obligations under the reinsurance agreement and one reinsurer has provided cash that is restricted for the purpose of providing security to satisfy AAIC’s obligations. The Company believes the fair value of its reinsurance recoverable approximates its carrying amounts.

The impact of reinsurance on the statements of operations for the period ended December 31 is as follows:

	2010	2009
Premiums written:
Direct	$100,922,694	$107,028,108
Assumed	(918)	220,999
Ceded	(67,795,311)	(71,998,755)

Net	$33,126,465	$35,250,352

Premiums earned:
Direct	$102,619,742	$103,802,226
Assumed	(918)	438,438
Ceded	(69,247,541)	(69,816,852)

Net	$33,371,283	$34,423,812

Losses and loss adjustment expenses incurred:
Direct	$86,558,567	$87,576,342
Assumed	37,875	460,261
Ceded	(61,574,293)	(62,788,154)

Net	$25,022,149	$25,248,449

The impact of reinsurance on the balance sheets as of December 31 is as follows:

	2010	2009
Unpaid losses and loss adjustment expense:
Direct	$33,188,235	$41,814,027
Assumed	122,832	158,956
Ceded	(23,410,446)	(29,709,859)

Net	$9,900,621	$12,263,124

Unearned premiums:
Direct	$34,216,544	$35,915,592
Assumed	564	564
Ceded	(23,643,822)	(25,098,051)

Net	$10,573,286	$10,818,105

The Company received $15,355,480 in commissions on premiums ceded during 2010. Had all of the Company’s reinsurance agreements been cancelled at December 31, 2010, the Company would have returned $5,416,780 in reinsurance commissions to its reinsurers and its reinsurers would have returned $23,643,822 in unearned premiums to the Company. The Company paid $213 of commissions on premiums assumed during 2010. Had all of the assumed agreements been cancelled at December 31, 2010, the Company would have received no reinsurance commissions from its reinsurers and would have returned $564 in unearned premiums to reinsurers.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The total liability for excess provisional commissions received as of December 31, 2010 by policy year is:

Policy Year	Amount
2008	$17,917
2009	1,858,103
2010	1,413,252

Total	$3,289,272

(7)	Borrowings

Rovolving Line of Credit

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

The Loan Agreement and the First Amendment include customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of December 31, 2010, management believes the Company was in compliance with all these covenants. The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12-month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreased to 1.10 for each of the fiscal quarters ended June 30, 2010 and September 30, 2010 and increased to 1.25 for each subsequent fiscal quarter. The interest rate is 3.00% plus 90-day LIBOR (3.3003% at December 31, 2010) due and payable monthly. As of December 31, 2010, there is $1.5 million in borrowings outstanding under the credit agreement.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Notes Payable, Related Party

The Company had a contractual commitment in association with long-term debt owed to its current Chairman and Chief Executive Officer in the amount of $483,606, including accrued interest as of December 30, 2009, which was paid off on June 30, 2010. The promissory note was established to provide working capital to the Company.

Other Notes Payable

The Company had two other notes payable outstanding as of December 31, 2010. First, on January 14, 2008 the Company issued a note payable in the amount of $276,250 with Information Distribution & Marketing, Inc. for the purchase of a software package that grants the Company a perpetual license to the source code and the ability to develop derivatives and advance the product to meet business demands and react to changing market conditions. The note requires monthly principal and interest payments beginning in January 2008 and matures in November 2012 with an interest rate of 2.8871% per annum. The outstanding principal balance on the note at December 31, 2010 is $115,480.

Second, as a result of the acquisition of First Choice Insurance Agency effective February 26, 2009 the Company issued an unsecured promissory note payable to the former owner in the amount of $115,200 which carries an interest rate of 5%, with four equal yearly installments of principal and interest payments beginning February 26, 2010. The outstanding balance on the note at December 31, 2010 is $57,600. Further, the Company had accrued interest of $2,340 related to its line of credit.

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

On March 10, 2009, AAIC had purchased all of the Capital Securities issued by the Trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount was to be accreted to interest income over the remaining life of the Capital Securities using the interest method. The purchase resulted in an increase in our investment portfolio for redeemable preferred stock in the amount of $1,001,089. On December 30, 2010, AAIC issued a dividend in-kind to its parent Company of all the Capital Securities issued by the Trust in the amount of $1,001,089 and the Company extinguished the related junior subordinated debentures of $4,988,513, which resulted in a gain of $3,509,845.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Scheduled Maturities of Long-term Debt

The aggregate annual maturities of payments due on long-term debt outstanding as of December 31, 2010 are as follows:

Amount
2011	$59,370
2012	87,250
2013	28,800

Total	$175,420

(8)	Income Taxes

The provision for federal and state income taxes for the years ended are as follows:

	December 31,
	2010	2009
Current taxes	$168,780	$(2,137)
Deferred	872,519	450,952

Total provision for income taxes	$1,041,299	$448,815

The provision for income taxes in the accompanying consolidated statements of operations differed from the statutory rate of 34% as follows:

	2010	2009
Income before income taxes	$1,933,876	$896,562
Income tax expense at statutory rate	657,518	304,831

Tax effect of:
Tax exempt interest income	(10,561)	(32,753)
Incentive stock option expense	139,623	113,523
Nondeductible goodwill	137,579	0
State taxes, net of federal tax benefit	85,190	48,660
Other, net	31,950	14,554

Total income tax expense	$1,041,299	$448,815

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

	2010	2009
Deferred income tax assets:
Discounting of loss reserves	$207,000	$247,000
Federal operating loss carry-forward	1,033,000	815,000
Goodwill	1,838,000	1,615,000
Unearned premium reserves	793,000	811,000
Capital losses carryforward	274,000	281,000
Unrealized losses on securities available for sale	0	75,000
Other	13,000	6,000

Gross deferred tax assets	4,158,000	3,925,000

Deferred income tax liabilities:
Gain on extinguishment of debt	1,316,000	0
Deferred acquisition costs	857,000	922,000
Unrealized gains on securities available for sale	125,000	0
Depreciation	22,000	19,000

Gross deferred tax liabilities	2,320,000	941,000

Net deferred tax assets	$1,838,000	$2,909,000

ASC 740, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists.

The Company has net operating loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between 2019 and 2028. The loss carry-forwards at December 31, 2010 were $2,753,924. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003 and on January 1, 2006 for carry-forwards related to the acquisition of The Insurance Center, Inc. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

The Company has unused net operating loss carry-forwards available to offset future taxable income as follows:

Expires 2019	$324,398
Expires 2020	920,162
Expires 2021	124,456
Expires 2022	2,220
Expires 2024	241,662
Expires 2025	17,487
Expires 2028	1,123,539

$2,753,924

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

ASC 740 “Accounting for Income Taxes” prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The Company must determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company should presume that the position will be examined by the appropriate taxing authority. A tax position that meets the more-likely-than-not threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Based on the judgment of management and its tax advisors, all items included in the inventory of tax positions have been determined to meet the more-likely-than-not standard and have been included at full value in the financial statements of the Company as of December 31, 2010 and 2009.

(9)	Capital Stock

Common Stock

During 2010 and 2009, the Company issued 350,000 and 190,476 shares of common stock, $.01 par value to its board of directors, respectively.

Stock-Based Compensation

In April of 2010, the Company’s shareholders approved a new Incentive Plan (the “2010 Plan”). The Company’s 2010 Stock Option Plans provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value). The aggregate number of common shares authorized under the new 2010 Plan is currently 2,000,000. The common stock is reserved and available for issuance pursuant to awards granted to participants under the plan.

The Company’s Prior 2000 Incentive Plan (the “Prior Plan”) has an aggregate total of 8,500,000 authorized common shares, but no additional awards will be granted under this Plan, as it expired in June 2010. As of December 31, 2010, there were 6,736,555 shares of the Company’s common stock subject to outstanding awards under the Prior Plan.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

	2010	2009
Expected volatility	160% - 168%	106% - 109%
Weighted average volatility	163%	107%
Risk-free interest rate	1.91 - 2.59%	2.71 - 3.85%
Expected term (in years)	6.26	5.0
Expected forfeitures	6.7%	6.6%

A summary of all stock option activity during 2010 and 2009 follows:

	2010		2009
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Beginning of year	7,789,721	$0.56	6,230,008	$0.66
Add (deduct):
Granted	1,237,000	$0.24	2,229,890	$0.27
Forfeited	(992,570)	$0.44	(670,177)	$0.57
Expired	(435,596)	$0.60	0	$0

End of year	7,598,555	$0.49	7,789,721	$0.56

Exercisable, end of year	3,614,260	$0.60	2,918,634	$0.68

The weighted-average grant date fair value of options granted during the twelve-months ended December 31, 2010 and December 31, 2009 was $0.2350 and $0.2739, respectively. The aggregate intrinsic value of options outstanding and of options exercisable at December 31, 2010 and December 31, 2009 was $248,697 and $318,626, respectively, and those options have weighted-average contractual terms of 6.7 years and 6.6 years, respectively. As of December 31, 2010 there was $792,705 of unrecognized compensation cost related to non-vested stock options and this cost is expected to be recognized over a weighted-average period of 1.6 years.

Total compensation cost for share-based payment arrangements recognized for the twelve month period ended December 31, 2010 and December 31, 2009 was $410,658 and $333,890, respectively.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For options granted prior to January 1, 2006, the Company continues to follow the intrinsic value method, but discloses the pro forma effects on net income (loss) had the fair value of these options been expensed, as follows:

	For the Twelve Months Ended December 31,
	2010	2009
Net income as reported	$892,577	$447,747
Compensation effect, net of tax effect	0	(75,491)

Pro forma net income	$892,577	$372,256

Basic and diluted net income (loss):
As reported — Basic	$0.014	$0.007
Pro forma — Basic	$0.014	$0.006
As reported — Diluted	$0.014	$0.007
Pro forma — Diluted	$0.014	$0.006

The following fully vested stock options and stock options expected to vest were outstanding or exercisable as of December 31, 2010:

	Options Outstanding	Options Exercisable
Number of shares	7,598,555	3,614,260
Weighted average exercise price	$0.49	$0.60
Aggregate intrinsic value	$248,697	$71,123
Weighted average remaining contractual term	6.66 years	5.46 years

The following stock options were outstanding or exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$.11 < $1.00	7,096,055	6.73 years	$0.41	3,265,260	$0.50
$1.00 < $1.81	502,500	5.64 years	$1.53	349,000	$1.59

	7,598,555	6.66 years	$0.49	3,614,260	$0.60

(10)	Risk

The following is a description of the most significant risks facing the Company and how it mitigates those risks:

(I) LEGAL/REGULATORY RISKS — the risk that changes in the regulatory environment in which an insurer operates will create additional expenses not anticipated by the insurer in pricing its products. That is, regulatory initiatives designed to reduce insurer profits, restrict underwriting practices and risk classifications, mandate rate reductions and refunds, and new legal theories or insurance company insolvencies through guaranty fund assessments may create costs for the insurer beyond those recorded in

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the financial statements. The Company attempts to mitigate this risk by monitoring proposed regulatory legislation and by assessing the impact of new laws. As the Company writes business only in ten states, it is more exposed to this risk than some of its more geographically balanced competitors.

(II) CREDIT RISK — the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers with an A.M. Best rating of “B++” or better, and by requiring a letter of credit or trust fund to secure reinsurance recoverables as well as provide for any amounts deemed uncollectible. As of December 31, 2010, there were no amounts deemed uncollectible.

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

Concentration of Risk

As of December 31, 2010 the Company’s strategy is to spread its risks geographically in order to mitigate its risk in a specific state where it is dependent on the economies in those states. Hence, the Company operates in Alabama, Arizona, Indiana, Florida, Georgia, Louisiana, Mississippi, South Carolina, Texas, Virginia and plans to enter additional states in the future.

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

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At December 31, 2010, AAIC’s statutory capital and surplus was approximately $12.1 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio and risked based capital levels. At December 31, 2010, AAIC was in compliance with this requirement.

Under the South Carolina Insurance Code, AAIC must receive prior regulatory approval to pay a dividend in an amount exceeding ten percent of policyholder surplus or net income, minus realized capital gains, whichever

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

is greater. On December 30, 2010, AAIC declared a dividend in-kind of its Trust Preferred Security to its parent Company in the amount of $1.0 million in order to extinguish the Junior Subordinated Debt carried by the parent.

The Company is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating condition and are evaluated on at least an annual basis at the end of each year. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. As of December 31, 2010, based upon calculations using the appropriate NAIC formula, AAIC’s total adjusted capital is in excess of ratios which would require any form of corrective actions on our part or action on the part of the regulators.

The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2010, AAIC had three IRIS ratios outside the usual range. The ratios outside the range are attributable to the Company’s heavy dependence on reinsurance and its impact on the liquidity ratio as well. The ratios were further impacted by the percentage of unfavorable loss development for prior years. Management does not expect any regulatory action as a result of these results outside of the usual range.

(11)	Commitments

Operating Leases

The Company has entered into leases primarily for office space and certain equipment, classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Year Ending December 31,	Amount
2011	$1,557,655
2012	1,397,476
2013	728,676
2014	671,360
2015	626,617
Thereafter	2,366,785

$7,348,569

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Rent expense totaled $1,505,041 and $1,539,598 for 2010 and 2009, respectively.

Defined Contribution Plan

The Company’s associates may participate in the AssuranceAmerica 401(k) defined contribution retirement plan. Under the plan, the Company can elect to make discretionary contributions. The Company contributed $127,019 and $100,241 to this plan during 2010 and 2009, respectively. The plan currently matches 33.3% on the first 6% of employee earnings. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(12)	Business Combinations

On June 16, 2010 the Company purchased the assets of Atlantic Southeastern Insurance Group, LLC and James T. Moore Company for an estimated price of $144,000. The Company paid $100,000 in cash and the balance of $44,000 will be paid on the last day of the thirteenth month following the closing date. The acquired companies will offer commercial insurance through the retail agencies. The Company assigned $89,000 to the purchased book of business to be amortized over a ten-year period and $55,000 to goodwill, which is valued in accordance with ASC 350.

On March 26, 2010 the Company purchased the assets of NexTT Solutions, LLC for an estimated purchase price of $243,000. The Company paid $25,000 as a down payment and the remaining balance will be paid once the renewals are finalized. The purchase price reflects $211,275 for its 2009 renewals in 2010 and 2010 renewals in 2011, which is subject to change and will be finalized in 2011, and $31,275 was paid to NexTT for the rights to its agency software program. NexTT Solutions offers sports injury solutions to colleges and universities through one of our TrustWay insurance agencies. The Company assigned $211,275 to the purchased book of business to be amortized over a ten-year period, which is valued in accordance with ASC 350.

On July 28, 2009 the Company purchased the agency book of business of Hayes Insurance for cash of $5,400. The Company assigned the full amount of $5,400 to goodwill.

On February 27, 2009, the Company acquired the assets of First Choice Insurance, LLC located in Montgomery, Alabama for $28,800 in cash and promissory note in the amount of $115,200 carrying an interest rate of 8% for a total purchase of $144,000. The Company assigned $54,000 to the purchased book of business to be amortized over a ten-year period, $28,000 to a non-competitive covenant to be amortized over a five-year period and $64,000 to goodwill, which is valued in accordance with ASC 350.

(13)	Net Income Per Share

Basic and diluted income per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income per share for the years ended December 31, 2010 and 2009, because their inclusion would be anti-dilutive, are as follows:

	2010	2009
Stock options	3,984,295	7,625,586

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the years ended December 31, 2010 and 2009 are as follows:

	Net Income	Average Shares Outstanding	Per Share Amount
For the year ended December 31, 2010:
Net income — basic	$892,577	65,467,508	$0.014

Effect of dilutive stock options	0	450,285

Net income — diluted	$892,577	65,917,793	$0.014

For the year ended December 31, 2009:
Net income— basic	$447,747	65,120,526	$0.007

Effect of dilutive stock options	0	164,135

Net income— diluted	$447,747	65,284,661	$0.007

(14)	Related Party Transactions

In 2005, the Company’s Chairman originally loaned the Company approximately $6.2 million. The notes to the Chairman required annual principal payments of the greater of $500,000 or 25% of free cash flow (net income after tax plus non-cash items minus working capital) and ending in June 2010. The remaining principal and interest owed to the Chairman as of December 31, 2009 was $472,463 and $11,143, respectively. The balance of the loan was fully paid off on June 30, 2010. The promissory notes issued were unsecured and outstanding amounts under these promissory notes held by the Company accrued interest at an annual rate of 8%.

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

TrustWay is comprised of 50 retail insurance agencies with 31 locations in Florida, 14 in Alabama and 5 in Georgia. TrustWay has been appointed by AAIC to sell non-standard personal automobile insurance. TrustWay receives commissions from MGA and various fees from insureds associated with the sale of these policies.

The Company provides executive management services, including finance, audit and legal, to MGA and TrustWay. The Company charges a management fee to these subsidiaries in exchange for these services.

The Company has entered into a tax sharing agreement between AAIC and the parent company on a statutory basis. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC. TrustWay and MGA are not tax paying entities for federal income tax purposes and their results are consolidated with the Company’s tax return. AAIC only pays federal income tax.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(15)	Supplemental Cash Flow Information

	2010	2009
Cash paid (received) during the year:
Interest	$354,395	$458,500
Income tax refund	$(3,455)	$(2,325)

The Company recorded net unrealized gains on investment securities in the amount of $331,931 and $566,356, net of taxes, for the years ended December 31, 2010 and 2009, respectively.

On June 16, 2010 the Company paid $100,000 cash for the purchased the assets of Atlantic Southeastern Insurance Group, LLC and James T. Moore Company.

On March 26, 2010 the Company paid a $25,000 down payment on the purchased assets of NexTT Solutions, LLC.

On July 28, 2009 the Company purchased the agency book of business of Hayes Insurance for cash of $5,400.

On March 1, 2009 the Company purchased the assets of First Choice Insurance, LLC for cash of $28,800 and as part of the purchase agreement the Company issued a note payable in the amount of $115,200.

On February 27, 2009 the Company sold an agency book of business to AA Insurance Center for cash of $30,000.

The following table illustrates the composition of acquisitions for the years ended December 31, 2010 and 2009:

	2010	2009
Fair value of assets acquired, including identifiable intangibles	$332,000	$85,400
Goodwill	55,000	64,000
Cash paid to sellers	(125,000)	(34,200)

Payable due to seller	$262,000	$115,200

(16)	FASB Accounting Standards Updates

In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (“ASU 2010-29”), under topic 805 Business Combinations, the objective of this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update affect any public entity as defined by Topic 805 that enters into business

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

combinations that are material on an individual or aggregate basis. The update also specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect any impact to its financial statements and related disclosures.

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU 2010-28”), under Topic 350 on goodwill and other intangible assets. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of this update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. As a result of that conclusion, some constituents raised concerns that Step 2 of the test is not performed despite factors indicating that goodwill may be impaired. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.

For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company is currently assessing this amendment, but does not expect any impact to the financial statements and related disclosures.

In October 2010, the FASB issued Accounting Standards Update No. 2010-26 (“ASU 2010-26”), Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (Topic 944). The objective of this update is to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The current definition of acquisition costs in the Master Glossary of the FASB Accounting Standards Codification™ is “costs that vary with and are primarily related to the acquisition of insurance contracts.” Costs that meet that definition are typically recognized as assets and are commonly referred to as deferred acquisition costs. Deferred acquisition costs are amortized over time using amortization methods dependent upon the nature of the underlying insurance product (that is, proportional to revenues, based on a contract’s estimated gross profit, or based on a contract’s estimated gross margin). Other costs that do not vary with and are not primarily related to the acquisition of new and renewal insurance contracts — such as those relating to investment management, general administration, and policy maintenance — are

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

charged to expense as incurred. As a result of the diversity in practice relating to the interpretation of which costs qualify as deferrable acquisition costs within the insurance industry, certain stakeholders initially raised the question of whether advertising costs meet the definition of acquisition costs.

However, interpretation of the phrase vary with and are primarily related to raises a broader conceptual issue that also applies to other types of costs; therefore, application of the amendments in this update are not limited to advertising costs. The amendments in this update affect insurance entities that are within the scope of Topic 944, Financial Services — Insurance (which includes but is not limited to stock life insurance entities, mutual life insurance entities, and property and liability insurance entities), that incur costs in the acquisition of new and renewal insurance contracts. The amendments in this update specify that the following costs incurred in the acquisition of new and renewal contracts should be capitalized in accordance with the amendments in this update: (1) Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transactions not occurred. (2) Certain costs related directly to the following acquisition activities performed by the insurer for the contract: (a) Underwriting, (b) Policy issuance and processing, (c) Medical and inspection, (d) Sales force contract selling.

The costs related directly to those activities include only the portion of an employee’s total compensation (excluding any compensation that is capitalized as incremental direct costs of contract acquisition) and payroll-related fringe benefits related directly to time spent performing those activities for actual acquired contracts and other costs related directly to those activities that would not have been incurred if the contract had not been acquired. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs, are met. If those criteria are met, the direct-response advertising costs should then be included as deferred acquisition costs for classification, subsequent measurement, and premium deficiency purposes in accordance with Topic 944. If the capitalization criteria in Subtopic 340-20 are not met, advertising costs are not included as deferred acquisition costs and should be accounted for in accordance with the guidance in Subtopic 720-35, Other Expenses — Advertising Costs. All other acquisition-related costs — including costs incurred by the insurer for soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development — should be charged to expense as incurred. Administrative costs, rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should be charged to expense as incurred. If the initial application of the amendments in this update results in the capitalization of acquisition costs that had not been capitalized previously by an entity, the entity may elect not to capitalize those types of costs. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The amendments in this update should be applied prospectively upon adoption. Retrospective application to all prior periods presented upon the date of adoption also is permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company is currently assessing the impact that this update will have on the results of operations, financial position and disclosures.

(17)	Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company, focuses on writing nonstandard automobile business in the states of Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia. MGA markets AAIC’s policies through more than 2700 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and two unaffiliated carriers related to the non-standard automobile insurance policies

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

produced in Florida and Texas. The Company also provides claims services for one unaffiliated MGA in Florida and receives a fronting fee on this business. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 50 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Alabama, Florida and Georgia. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income. Pretax income (loss) for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest. Following are the operating results for the Company’s various segments and an overview of segment assets:

	MGA	TrustWay	AAIC	Holding Company	Eliminations	Consolidated
	(In thousands)
2010
Revenues
External customer	$25,639	$6,574	$34,189	$3,510	$—	$69,912
Intersegment	6,897	1,593	3,290	3,391	(15,171)	—
Income
Segment pretax income (loss)	1,776	(3,626)	445	3,339	—	1,934
Assets
Segment assets	$7,931	$9,268	$117,667	$21,841	$(28,273)	$128,434
2009
Revenues
External customer	$26,233	$5,865	$34,894	$—	$—	$66,992
Intersegment	7,302	2,526	3,487	2,844	(16,159)	—
Income
Segment pretax income (loss)	1,883	(2,329)	2,010	(667)	—	897
Assets
Segment assets	$15,661	$10,881	$125,389	$24,535	$(35,320)	$141,146