Form 10-K/A
period 2010-12-31
ASSURANCEAMERICA CORP
filed 2011-04-05
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1

on

Form 10-K/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number: 0-6334

ASSURANCEAMERICA CORPORATION

NEVADA	87-0281240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 Interstate North Pkwy.,
Suite 600, Atlanta, Georgia	30328
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(770) 952-0200

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

AssuranceAmerica Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2011 (the “Original Report”). This Amendment is being filed with the SEC to amend the Original Report to include (i) the age of Joseph J. Skruck in Item 10 thereof and (ii) Exhibit 23.1 (Consent of Porter Keadle Moore, LLP) in Item 15 thereof. Except for the foregoing amendments, this Amendment does not modify or update any disclosures presented in the Original Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update those disclosures contained in the Original Report which may have been affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

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

Executive Officers

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Positions Held
David Anthony	51	Senior Vice President and Chief Information Officer, AssuranceAmerica Managing General Agency, LLC
Charlie Brock	56	Senior Vice President — Business Development, AssuranceAmerica Managing General Agency, LLC
Mark H. Hain	61	Executive Vice President, General Counsel and Secretary
Guy W. Millner	75	Chairman and Chief Executive Officer
Joseph J. Skruck	46	President and Chief Operating Officer
Sheree Williams	55	Senior Vice President and Chief Financial Officer
Stacey Warren	43	Senior Vice President — Sales, AssuranceAmerica Managing General Agency, LLC
Gregory D. Woods	49	Controller
Al Yeager	49	Senior Vice President Claims and Product, AssuranceAmerica Managing General Agency, LLC

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

10.22	AssuranceAmerica Corporation 2010 Incentive Plan (incorporated by reference to Appendix 1 to the Company’s Definitive Proxy Statement filed on March 29, 2011).

10.23	Quota share reinsurance agreement between AssuranceAmerica Insurance Company and Swiss Reinsurance America Corporation, dated as of January 1, 2011 (previously filed).

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

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Transition Report on Form 10-KSB for the transition period from April 1, 2003 to December 31, 2003).

21.1	List of Subsidiaries (previously filed).

23.1	Consent of Porter Keadle Moore, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

April 5, 2011	Registrant: ASSURANCEAMERICA CORPORATION

	By:	/S/ GUY W. MILLNER
Guy W. Millner,
Chairman and Chief Executive Officer