Form 10-Q
period 2011-03-31
ASSURANCEAMERICA CORP
filed 2011-05-13
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 65,759,060 shares of the Registrant’s $.01 par value Common Stock outstanding as of May 10, 2011.

ASSURANCEAMERICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$10,769,939	$8,379,014
Cash restricted	1,803,622	1,802,990
Short-term investments	145,085	145,085
Long-term investments, at fair value (amortized cost $8,023,217 and $8,561,245)	8,121,035	8,630,776
Marketable equity securities, at fair value (cost $1,999,757 and $1,978,166)	2,361,340	2,243,235
Other long-term investments	704,369	727,288
Investment income due and accrued	121,730	180,487
Receivable from insureds	36,730,212	33,120,082
Reinsurance recoverable (including $17,654,323 and $10,602,969 on paid losses)	41,727,238	34,013,415
Prepaid reinsurance premiums	24,063,583	23,643,822
Deferred acquisition costs	3,229,094	2,286,118
Property and equipment (net of accumulated depreciation of $5,303,602 and $5,135,550)	2,190,403	2,152,632
Other receivables	1,422,629	1,776,332
Prepaid expenses	596,121	660,028
Intangibles (net of accumulated amortization of $3,524,928 and $3,428,671)	5,872,959	5,969,215
Security deposits	109,543	109,543
Prepaid income tax	106,288	106,864
Deferred tax assets	1,822,667	1,837,551

Total assets	$141,897,857	$127,784,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$9,209,312	$8,797,715
Unearned premium	38,776,028	34,217,108
Unpaid losses and loss adjustment expenses	34,674,051	33,311,067
Reinsurance payable	36,502,526	29,426,944
Provisional commission reserve	3,834,295	3,289,272
Funds withheld from reinsurers	1,875,000	1,875,000
Revolving line of credit	1,500,000	1,500,000
Notes and interest payable	161,361	175,420

Total liabilities	126,532,573	112,592,526

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and outstanding 65,759,060 and 65,494,357)	657,590	654,943
Surplus-paid in	18,043,251	17,875,779
Accumulated deficit	(3,622,683)	(3,547,896)
Accumulated other comprehensive gains:
Net unrealized gains on investment securities, net of taxes	287,126	209,125

Total stockholders’ equity	15,365,284	15,191,951

Total liabilities and stockholders’ equity	$141,897,857	$127,784,477

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
Revenue:
Gross premiums written	$30,233,932	$32,379,713
Gross premiums ceded	(17,066,393)	(22,026,028)

Net premiums written	13,167,539	10,353,685
Increase in unearned premiums, net of prepaid reinsurance premiums	(4,139,159)	(1,921,706)

Net premiums earned	9,028,380	8,431,979
Commission income	5,038,756	6,479,576
Managing general agent fees	2,956,230	2,983,212
Net investment income	69,545	131,973
Net investment gains on securities	30,210	10,544
Other fee income	125,531	138,455

Total revenue	17,248,652	18,175,739

Expenses:
Losses and loss adjustment expenses	6,954,792	5,957,458
Selling, general and administrative expenses	9,985,041	10,354,218
Stock option expense	90,708	89,495
Depreciation and amortization expense	296,947	278,406
Interest expense	3,572	97,481

Total operating expenses	17,331,060	16,777,058

Income (loss) before income taxes	(82,408)	1,398,681
Income tax (benefit) expense	(7,621)	560,077

Net income (loss)	$(74,787)	$838,604

Earnings (loss) per common share
Basic	$(0.001)	$0.013
Diluted	$(0.001)	$0.013
Weighted average shares outstanding-basic	65,556,121	65,385,468
Weighted average shares outstanding-diluted	65,556,121	65,948,319

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(74,787)	$838,604

Other comprehensive income:
Change in unrealized gains of investments:
Unrealized gains arising during the period	155,011	194,098
Reclassification adjustment for realized gains recognized during the period	(30,210)	(10,544)

Net change in unrealized gains	124,801	183,554
Deferred income taxes on above changes	(46,800)	(68,835)

Other comprehensive income	78,001	114,719

Comprehensive income	$3,214	$953,323

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(74,787)	$838,604
Adjustments to net income (loss) to net cash provided by operating activities
Net investment gains on securities	(30,210)	(10,544)
Depreciation and amortization	352,366	297,227
Loss on disposal of property and equipment	3,084	0
Stock-based compensation	90,708	89,495
Deferred tax provision (benefit)	(31,916)	15,345
Changes in assets and liabilities:
Investment income due and accrued	58,757	77,964
Receivables	(3,256,427)	(5,156,474)
Prepaid expenses and other assets	63,906	648
Unearned premiums	4,558,920	6,382,104
Unpaid loss and loss adjustment expenses	1,362,984	(6,006,563)
Ceded reinsurance payable	7,075,582	8,222,153
Reinsurance recoverable	(7,713,823)	(1,461,070)
Prepaid reinsurance premiums	(419,761)	(4,460,398)
Accounts payable and accrued expenses	411,597	890,061
Prepaid income taxes/federal income taxes payable	576	541,747
Deferred acquisition costs	(942,976)	(450,478)
Provisional commission reserve	545,023	392,223

Net cash provided by operating activities	2,053,603	202,044

Cash flows from investing activities:
Purchases of property and equipment, net	(241,545)	(181,142)
Change in short-investments	0	(417)
Proceeds from sales, call and maturities of investments	699,694	628,676
Purchases of investments	(185,547)	(102,897)
Transfer of cash to restricted cash	(632)	(1,048)

Net cash provided by investing activities	271,970	343,172

Cash flows from financing activities:
Repayment of notes payable	(14,059)	(298,808)
Net change in revolving line of credit	0	(300,000)
Stock issued, net of expenses	79,411	105,000

Net cash provided (used) by financing activities	65,352	(493,808)

Net increase in cash and cash equivalents	2,390,925	51,408
Cash and cash equivalents, beginning of period	8,379,014	6,253,643

Cash and cash equivalents, end of period	$10,769,939	$6,305,051

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011 and 2010

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

(2) Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, the financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. For further information, please refer to our audited consolidated financial statements appearing in the Form 10-K for the year ended December 31, 2010.

Basis of Investments and Presentation

Valuation of available-for-sale investments. Our available for sale investment portfolio is recorded at fair value, which is typically based on publicly-available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly-traded investments.

We conduct regular reviews to assess whether our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether an impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. If we determine that the value of any investment is other-than-temporarily impaired, we record a charge against earnings in the amount of the impairment. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income.

Gains and losses realized on the disposition of available for sale investment securities are determined on the specific identification basis and credited or charged to income. Premiums and discounts on available for sale investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Other long-term investments. Our other long-term investment consists of low income federal housing tax credits, which are being amortized over the life of the credits using the amortized cost method. The credits will be utilized over 10 years as required by the federal government and will be offset against the Company’s federal income tax expenses.

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2010 as filed with the Securities and Exchange Commission in the 2010 Form 10-K.

New Accounting Standards Adopted

In December 2010, the FASB issued Accounting Standards Update No. 2010-29 (“ASU 2010-29”), under topic 805 Business Combinations; the objective of this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. Paragraph 805-10-50-2(h) requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The amendments in this update affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The update also specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the amendments and they did not have any impact to its financial statements and related disclosures.

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

For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon adoption of the amendments, an entity with reporting units that have carrying amounts that are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines that it is more likely than not that the goodwill of one or more of its reporting units is impaired, the entity should perform Step 2 of the goodwill impairment test for those reporting unit(s). For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company adopted the amendments and they did not have any impact to its financial statements and related disclosures.

(3) Investments

All of the Company’s marketable equity and long-term investment securities have been classified as available-for-sale. The Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates, asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. The other long-term investments consist of low income federal housing tax credits, which are being amortized over the life of the credits using the amortized cost method. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within stockholders’ equity net of related deferred income taxes.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized gains as of March 31, 2011 and December 31, 2010 were $459,401 and 209,125, respectively.

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

A summary of investments follows as of:

	March 31, 2011	December 31, 2010
Short-term investments and bank certificates of deposit	$145,085	$145,085
U.S. government sponsored enterprises	4,081,213	4,617,953
Corporate debt securities	4,039,822	4,012,823
Marketable equity securities	2,361,340	2,243,235
Other long-term investments	704,369	727,288

Total	$11,331,829	$11,746,384

The amortized cost, fair value and gross unrealized gains or losses of U.S. sponsored enterprises and corporate debt securities available-for-sale at March 31, 2011 and December 31, 2010, by contractual maturity, is shown below:

Years to Maturity — March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$1,259,154	$14,901	$0	$1,274,055
One to five years	5,302,088	116,204	5,422	5,412,870
Five to ten years	547,578	0	34,532	513,046
Over ten years	914,397	13,738	7,071	921,064

Total	$8,023,217	$144,843	$47,025	$8,121,035

Years to Maturity — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$1,022,943	$0	$9,980	$1,012,963
One to five years	5,365,295	136,961	91,481	5,410,775
Five to ten years	1,005,508	20,740	5,106	1,021,142
Over ten years	1,167,499	18,477	80	1,185,896

Total	$8,561,245	$176,178	$106,647	$8,630,776

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at March 31, 2011 and December 31, 2010, by security type, is shown below:

Security Type — March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$3,981,740	$106,544	$7,071	$4,081,213
Corporate debt securities	4,041,477	38,299	39,954	4,039,822
Marketable equity securities	1,999,757	430,718	69,135	2,361,340

Total	$10,022,974	$575,561	$116,160	$10,482,375

Security Type — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,493,940	$129,199	$5,186	$4,617,953
Corporate debt securities	4,067,305	46,979	101,461	4,012,823
Marketable equity securities	1,978,166	350,552	85,483	2,243,235

Total	$10,539,411	$526,730	$192,130	$10,874,011

As of March 31, 2011, the Company has determined that all of the unrealized losses in available-for-sale securities were temporary.

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

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
March 31, 2011:
U.S. government sponsored enterprises	$7,071	$656,895	$0	$0
Corporate debt securities	5,422	758,083	34,532	513,046
Marketable equity securities	23,771	208,792	45,364	216,431

	$36,264	$1,623,770	$79,896	$729,477

December 31, 2010:
U.S. government sponsored enterprises	$5,186	$1,165,156	$0	$0
Corporate debt securities	11,306	1,368,312	90,155	457,325
Marketable equity securities	12,570	154,679	72,913	368,369

	$29,062	$2,688,147	$163,068	$825,694

The total proceeds received on sales, maturities and calls on investments amounted to $699,694 and $628,676 for the three-month periods ended March 31, 2011 and 2010, respectively. The Company had realized gains and losses of $39,569 and $9,359, respectively, during 2011 and $16,906 and $6,362, respectively, during 2010.

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

The following table illustrates the recurring fair value measurements as of March 31, 2011:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,081,213	$4,081,213	$0	$0
Corporate debt securities	4,039,822	0	4,039,822	0
Marketable equity securities	2,361,340	2,361,340	0	0

Total	$10,482,375	$6,442,553	$4,039,822	$0

The following table illustrates the recurring fair value measurements as of December 31, 2010:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,617,953	$4,617,953	$0	$0
Corporate debt securities	4,012,823	0	4,012,823	0
Marketable equity securities	2,243,235	2,243,235	0	0

Total	$10,874,011	$6,861,188	$4,012,823	$0

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	March 31, 2011	December 31, 2010
Case basis	$5,415,545	$5,180,252
IBNR	5,185,591	4,720,369

Total	$10,601,136	$9,900,621

(6) Reinsurance

In the normal course of business, the Company seeks to reduce its overall risk levels by obtaining reinsurance from other insurance enterprises or reinsurers. Reinsurance premiums and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Effective January 1, 2011, the Company entered into a new quota share agreement with Swiss Reinsurance America Corporation for the 2011 treaty year business. The Company has agreed to cede 75.0% of the bodily injury liability coverage and 82.5% of physical damage and other automobile liability coverages. The reinsurance contract will cover all states except Florida. The losses incurred are ceded on a similar basis. The agreement includes a loss corridor of 75.0%-79.0%, whereby the Company shall retain the amount by which losses and LAE incurred exceed 75% of collected net premiums earned, subject to a maximum additional retention equal to 4% of collected net premiums earned. Further, the Company shall retain the amount by which losses and LAE incurred, after the application of the loss corridor, exceeds 120% of collected net premiums earned Loss Ratio Cap.

The Company will receive a 21% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio as a percentage of earned premium is 73.5% or greater. If the loss ratio is 73.5%, but not less than 71.5% then the ceding commission shall be 21.0%, plus the difference in percentage points between 73.5% and the actual loss ratio. If the loss ratio is 71.5% or less, then the ceding commission rate will be 23.0%. The Company receives a provisional commission rate of 23% in advance, which is subject to adjustment once the final loss ratio is known.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies.

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements the Company has four reinsurers that are required to collateralize the reinsurance recoverable. As of March 31, 2011 all four reinsurers have provided a letter of credit or secured trust accounts to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverable approximates its carrying amounts.

The impact of reinsurance on the statements of operations for the three-month periods ended March 31, is as follows:

	2011	2010
Premiums written:
Direct	$30,233,932	$32,379,870
Assumed	0	(157)
Ceded	(17,066,393)	(22,026,028)

Net	$13,167,539	$10,353,685

Premiums earned:
Direct	$25,675,540	$25,997,766
Assumed	(529)	(157)
Ceded	(16,646,631)	(17,565,630)

Net	$9,028,380	$8,431,979

Losses and loss adjustment expenses incurred:
Direct	$21,968,469	$21,745,841
Assumed	(3,156)	17,421
Ceded	(15,010,521)	(15,805,804)

Net	$6,954,792	$5,957,458

The impact of reinsurance on the balance sheets as of the date indicated is as follows:

	March 31, 2011	December 31, 2010
Unpaid losses and loss adjustment expense:
Direct	$34,558,239	$33,188,235
Assumed	115,812	122,832
Ceded	(24,072,915)	(23,410,446)

Net	$10,601,136	$9,900,621

Unearned premiums:
Direct	$38,775,499	$34,216,544
Assumed	529	564
Ceded	(24,063,583)	(23,643,822)

Net	$14,712,445	$10,573,286

The Company received $3,528,655 in commissions on premiums ceded during 2011. Had all of the Company’s reinsurance agreements been cancelled at March 31, 2011, the Company would have returned $5,193,022 in reinsurance commissions to its reinsurers and its reinsurers would have returned $24,063,583 in unearned premiums to the Company.

(7) Borrowings

Revolving Line of Credit

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

The Loan Agreement and the First Amendment include customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of March 31, 2011, management believes the Company was in compliance with all these covenants. The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12-month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreased to 1.10 for each of the fiscal quarters ended June 30, 2010 and September 30, 2010 and increased to 1.25 for each subsequent fiscal quarter. The interest rate is 3.00% plus 90-day LIBOR (3.3030% at March 31, 2011) due and payable monthly. As of March 31, 2011 and December 31, 2010, there is $1.5 million in borrowings outstanding under the credit agreement.

Notes Payable

The Company had two notes payable outstanding as of March 31, 2011. First, on January 14, 2008 the Company issued a note payable in the amount of $276,250 with Information Distribution & Marketing, Inc. for the purchase of a software package that grants the Company a perpetual license to the source code and the ability to develop derivatives and advance the product to meet business demands and react to changing market conditions. The note requires monthly principal and interest payments beginning in January 2008 and matures in November 2012 with an interest rate of 2.8871% per annum. The outstanding principal balance on the note at March 31, 2011 and December 31, 2010 was $101,420 and $115,480, respectively.

Second, as a result of the acquisition of First Choice Insurance Agency effective February 26, 2009 the Company issued an unsecured promissory note payable to the former owner in the amount of $115,200 which carries an interest rate of 5%, with four equal yearly installments of principal and interest payments beginning February 26, 2010. The outstanding balance on the note at March 31, 2011 and December 31, 2010 was $57,600. Further, the Company had accrued interest of $2,341 related to its line of credit as of March 31, 2011.

Scheduled Maturities of Long-term Debt

The aggregate annual maturities of payments due on long-term debt outstanding as of December 31, 2010 are as follows:

Amount
2011	$45,311
2012	87,250
2013	28,800

Total	$161,361

(8) Income Taxes

The provision for federal and state income taxes for the three-month periods ended March 31, are as follows:

	2011	2010
Current taxes	$24,295	$544,732
Deferred	(31,916)	15,345

Total income tax (benefit) expense	$(7,621)	$560,077

(9) Capital Stock

Common Stock

During the first three months of 2011 and 2010, the Company issued 264,703 and 350,000 shares of common stock, $.01 par value to its board of directors, respectively.

Stock-Based Compensation

In April of 2010, the Company’s shareholders approved a new Stock Incentive Plan (the “2010 Plan”). The Company’s 2010 Plan provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value). The aggregate number of common shares authorized under the 2010 Plan is currently 2,000,000. The common stock is reserved and available for issuance pursuant to awards granted to participants under 2010 Plan. As of March 31, 2011, there were 1,452,000 shares of the Company’s common stock subject to outstanding awards under the 2010 Plan.

The Company’s Prior 2000 Incentive Plan (the “Prior Plan”) has an aggregate total of 8,500,000 authorized common shares, but no additional awards will be granted under this Plan, as it expired in June 2010. As of March 31, 2011, there were 6,142,855 shares of the Company’s common stock subject to outstanding awards under the Prior Plan.

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

The fair value of each option awarded during the three-months ended March 31, 2011 and 2010 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	2011	2010
Weighted average grant date fair value	$0.1950	$0.2416
Expected volatility	160% -163%	108% -109%
Weighted average volatility	162%	109%
Risk-free interest rate	2.53 -2.92%	2.47 -3.02%
Expected term (in years)	6.51	9.72
Expected forfeitures	7.1%	7.0%

A summary of all stock option activity during the three-months ending March 31, 2011 and 2010 follows:

	2011		2010
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Beginning of period	7,598,555	$0.49	7,789,721	$0.53
Add (deduct):
Granted	870,000	$0.20	0	$0
Forfeited	(637,240)	$0.23	0	$0
Expired	(236,460)	$0.47	0	$0

End of period	7,594,855	$0.50	7,789,721	$0.53

Exercisable, end of period	3,562,501	$0.66	3,168,875	$0.68

The weighted-average grant date fair value of options granted during the three-months ended March 31, 2011 and 2010 was $0.1950 and $0.2416, respectively. There were no options exercised during the three-month periods ended March 31, 2011 and 2010. The aggregate intrinsic value of options outstanding and of options exercisable at March 31, 2011 and 2010 was $8,500 and $64,352, respectively, and those options have weighted-average contractual terms of 6.51 years and 9.72 years, respectively. As of March 31, 2011 there was $848,678 of unrecognized compensation cost related to non-vested stock options and this cost is expected to be recognized over a weighted-average period of 1.6 years.

Total compensation cost for share-based payment arrangements recognized for the three-month periods ended March 31, 2011 and 2010 was $90,708 and $89,495, respectively.

(10) Commitments and Contingencies

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

Contractual Commitments

AssuranceAmerica Corporation leases office space for its corporate headquarters located at RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. Effective October 1, 2009 the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. AssuranceAmerica Managing General Agency, LLC., leases a claims office in the state of Florida. The TrustWay retail operations leases retail office space at various locations in Georgia, Florida and Alabama under short to medium term commercial leases. The above mentioned companies lease office equipment for use in their various locations. The Company believes that its existing facilities in the various states are adequate for the Company’s current requirements and operations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in accrued expenses.

The Company has entered into leases primarily for office space and certain equipment, classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Year ending December 31,	Amount
2011	$1,187,339
2012	1,410,985
2013	750,175
2014	685,414
2015	640,953
Thereafter	2,371,595

$7,046,461

Defined Contribution Plan

Effective January 1, 2011, associates will be automatically enrolled in the 401(k) defined contribution retirement plan at 3% of their salary. Associates have the option to opt-out of the plan. The Company contributed $40,256 and $29,868 to this plan during the three months ended March 31, 2011 and 2010, respectively. The plan currently matches 33.3% on the first 6% of employee earnings and the Company can elect to make discretionary contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(11) Net Income (loss) Per Share

Basic and diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income (loss) per share for the three-months ended March 31, 2011 and 2010, because their inclusion would be anti-dilutive, are as follows:

	2011	2010
Stock options	7,594,855	4,740,845

The reconciliation of the amounts used in the computation of both basic earnings (loss) per share and diluted earnings (loss) per share for the three-month periods ended March 31, 2011 and 2010 are as follows:

	Net Income	Average Shares Outstanding	Per Share Amount
For the year ended March 31, 2011:
Net income (loss) — basic	$(74,787)	65,556,121	$(0.001)

Effect of dilutive stock options	0	0

Net income (loss) — diluted	$(74,787)	65,556,121	$(0.001)

For the year ended March 31, 2010:
Net income— basic	$838,604	65,385,468	$0.013

Effect of dilutive stock options	0	562,851

Net income— diluted	$838,604	65,948,319	$0.013

(12) Supplemental Cash Flow Information

	2011	2010
Cash paid during the year:
Interest	$3,572	$99,317
Income taxes paid	$801	$2,985

The Company recorded net unrealized gains on investment securities in the amount of $78,001 and $114,718, net of taxes, for the three-month periods ended March 31, 2011 and 2010, respectively.

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

The Company evaluates profitability based on pretax income (loss). Pretax income (loss) for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest. Following are the operating results for the Company’s various segments and an overview of segment assets:

	MGA	TrustWay	AAIC	Holding Company	Eliminations	Consolidated
	(In thousands)
FIRST QUARTER 2011
Revenues
External customer	$6,497	$1,611	$9,141	$0	$0	$17,249
Intersegment	2,522	397	1,015	724	(4,658)	0
Income
Segment pretax income (loss)	332	(452)	11	27	0	(82)
Assets
Segment assets	$8,749	$7,480	$131,409	$21,959	$(27,699)	$141,898
FIRST QUARTER 2010
Revenues
External customer	$7,574	$1,951	$8,651	$0	$0	$18,176
Intersegment	2,144	575	1,039	848	(4,606)	0
Income
Segment pretax income (loss)	986	(35)	468	(20)	0	1,399
Assets
Segment assets	$17,206	$11,359	$135,619	$24,408	$(36,723)	$151,869

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company reported a net loss of $75 thousand for the three-months ended March 31, 2011 compared to net income of $0.8 million for the three-months ended March 31, 2010. The Company reported basic and fully diluted loss per common share of $0.001 for the three-months ended March 31, 2011, compared to earnings of $0.013 for the three months ended March 31, 2010. The pre-tax loss was $82 thousand for the three month period ended March 31, 2011 compared to pre-tax earnings of $1.4 million for the same period last year.

The pre-tax loss in 2011 as compared to 2010 pre-tax earnings primarily relates to lower earnings within the wholesale operation (AAIC and MGA) driven by a decline of $1.1 million in ceding commissions resulting from lower ceded premium volume, a higher loss ratio of 6.3 points or $0.6 million and lower commissions within the retail division of $0.4 million. The aforementioned decrease was offset by higher premiums earned on the retained volume of $0.6 million.

Revenues

Premiums

Gross premiums written for the three-months ended March 31, 2011 were $30.2 million compared to $32.4 million in gross premiums written for the same period in 2010. The reduction in gross premiums reflects actions taken by the Company during 2010 to improve profitability in underperforming market segments. In Florida, gross premiums written declined by $3.1 million, the result of rate increases, implementation of tighter underwriting guidelines and agency actions. In the states of Georgia and Louisiana, rate increases coupled with a challenging competitive environment, reduced premium volume by $0.9 million and $1.0 million, respectively. Partially offsetting these reductions was an increase of $1.7 million in gross premiums written from the state of Virginia, which the Company entered in early 2010. The Company also increased its market penetration in the states of Alabama and Texas, generating growth of $1.0 million and $0.3 million, respectively. The Company ceded approximately 56.4% or $17.1 million of its direct premiums written to its reinsurers during the first quarter of 2011 as compared to 68.0% or $22.0 million in 2010.

Policies in-force as of March 31, 2011 increased by approximately 3.5% when compared to the same date in 2010 despite the 7% decline in premium volume. This is due to a reduction in 12 month policies and the mix of volume by state, as the average premium per policy varies by state.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $9.0 million for the three-months ended March 31, 2011, compared to $8.4 million for the three-months ended March 31, 2010.

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

Commission income for the three-months ended March 31, 2011, was $5.0 million compared to $6.5 million for the same period ended March 31, 2010. The $1.5 million decrease in commissions is primarily driven by lower ceded premium volume of $0.7 million, $0.4 million due to a lower ceding commission rate, and lower commission revenue within the retail division of $0.4 million.

Also AAIC pays the MGA commission on premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

Managing general agent fees for the period ended March 31, 2011 were essentially flat when compared to the same period of 2010. Other fee income for the period March 31, 2011 declined slightly when compared to the same period last year. The decrease is primarily due to lower revenue generated from towing and rental add-on products offered to insureds in the retail (Trustway) segment.

Net Investment Income and Investment Gains (losses)

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses. Net investment income and gains were $100 thousand and $143 thousand for the periods ended March 31, 2011 and 2010, respectively. The lower investment performance was mainly due to interest income received on the trust preferred debt in the prior year, which was extinguished in December of 2010, partially offset by a slight increase in realized gains on the equity securities portfolio as investment market conditions continued to improve during the year.

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

We have historically used reinsurance to manage our exposure to loss by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance in the event that the reinsurers do not meet their obligations under the agreements due to, for example, disputes with the reinsurer or the reinsurer’s insolvency. Effective January 1, 2011, the Company entered into a new quota share agreement with Swiss Reinsurance America Corporation for the 2011 treaty year business. The Company has agreed to cede 75.0% of the bodily injury liability coverage and 82.5% of physical damage and other automobile liability coverages. The reinsurance contract will cover all states except Florida. The losses incurred are ceded on a similar basis. The agreement includes a loss corridor of 75.0%-79.0%, whereby the Company shall retain the amount by which losses and LAE incurred exceed 75% of collected net premiums earned, subject to a maximum additional retention equal to 4% of collected net premiums earned. Further, the Company shall retain the amount by which losses and LAE incurred, after the application of the loss corridor, exceeds 120% of collected net premiums earned Loss Ratio Cap.

As a result of the reinsurance agreement, the Company is currently ceding approximately 68% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the three-months ended March 31, 2011 and 2010 was $15.0 million and $15.8 million, respectively.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $7.0 million for the three- months ended March 31, 2011, compared to $6.0 million for the same period in 2010. As a percentage of earned premiums, the loss ratio for the three-months ended March 31, 2011 was 77.0% and 70.7%, for the same period in 2010. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. The year-over-year increase in the loss and loss adjustment expense ratio of 6.3 percentage points is related to reserve strengthening and adjustments to the actuarial estimate for prior accident years related to the bodily injury and personal injury protection coverages.

Operating Expenses

The selling, general and administrative expenses decreased $0.4 million for the three-months ended March 31, 2011 when compared to the same period of 2010. The decrease in expenses primarily relates to an increase in the wholesale division’s deferred acquisition costs, which was driven by an increase in unearned premium for the Florida business, which is no longer ceded. The expenses as a percentage of revenue increased slightly to 57.9% for the three-months ended March 31, 2011 compared to 57.0% for the same period of 2010. The year over year percentage increase is mainly driven by a decrease in revenue due to lower ceding commissions. Depreciation and amortization expense remained flat year over year. Interest expense was lower in 2011 by $94 thousand as compared to prior year, resulting from the 2010 interest expense on related party notes payable and interest expense on the trust preferred, which was extinguished in late 2010.

Income Tax (Benefit) Expense

The income tax benefit for the three-months ended March 31, 2011 was $8 thousand, and consists of federal and state income taxes at an effective rate of 9.2%. The Company had a tax expense of $560 thousand for the three-month period 2010, representing an effective tax rate of 40%. The effective tax rate decrease in 2011 as compared to 2010 is mainly due to the impact of the permanent difference for stock options in relation to the pre-tax loss for the quarter.

Financial Condition

As of March 31, 2011, the Company had investments and cash of $24.0 million, compared to $21.9 million as of December 31, 2010. The Company’s investment strategy is to be invested in highly liquid short-term investments and equity securities as well as investing in bonds with short durations in order to meet its insurance obligations. As of March 31, 2011, the Company had $12.7 million in cash and short-term investments, which included $1.8 million of cash restricted to provide security for certain reinsurance reserve obligations. The equity security portfolio amounted to $2.4 million and is diversified amongst various industries. The Company’s long term investments of $8.1 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The other long term investments of $0.7 million represent low income housing tax credits, which will be used to offset the Company’s tax liability.

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

Receivable from insureds as of March 31, 2011, increased $3.6 million to $36.7 million compared to $33.1 million as of December 31, 2010. The balance represents amounts due from AAIC’s insured’s and the increase is directly attributable to the increase in AAIC’s premium writings during the first quarter of 2011. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverable as of March 31, 2011, increased $7.7 million, to $41.7 million compared to $34.0 million as of December 31, 2010. The increase is directly related to the timing of settlements with the reinsurers for AAIC’s ceded paid losses. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it ceded approximately 56% of premiums and 68% of losses through the first quarter of 2011. The $41.7 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid.

Prepaid reinsurance premiums as of March 31, 2011, increased $0.5 million to $24.1 million compared to $23.6 million as of December 31, 2010. The increase results from AAIC’s increase in premium during the first quarter of 2011 and represents premiums ceded to its reinsurers which have not been fully earned.

Property and equipment, net of depreciation remained at $2.2 million as of March 31, 2011, compared to the balance at December 31, 2010. Prepaid expenses as of March 31, 2011, decreased $64 thousand to $596 thousand as of March 31, 2011, compared to $660 thousand as of December 31, 2010. The decrease in prepaid was mainly due to a decline in prepaid insurance of $200 thousand, partially offset by prepaid rent expense of $80 thousand.

Other receivables as of March 31, 2011 decreased $0.4 million to $1.4 million when compared to December 31, 2010. The balances represent TrustWay receivables from third parties, which decreased $0.3 million, and $0.1 million decrease in collections for balances due to MGA from insurance carriers and agents for amounts owed in accordance with the terms of its managing general agency agreements.

Intangible assets as of March 31, 2011, decreased $0.1 million to $5.9 million from the balance of $6.0 million as of December 31, 2010. This decrease is mainly related to the amortization of the intangible.

Prepaid income taxes remained flat at $0.1 million as of March 31, 2011, when compared to the balance at December 31, 2010. Deferred tax assets remained at $1.8 million as of March 31, 2011, compared to the balance as of December 31, 2010.

Accounts payable and accrued expenses as of March 31, 2011, increased $0.4 million from December 31, 2010 to $9.2 million from $8.8 million. The increase is primarily due to $0.6 million in accounts payable and accrued expenses for payroll, partially offset by $0.2 million payments made to Trustway insurance carriers.

Unearned premium as of March 31, 2011 increased $4.6 million to $38.8 million as of March 31, 2011 from $34.2 million as of December 31, 2010, and represents premiums written but not earned. This is directly attributable to an increase in AAIC’s premium writings during the first quarter of 2011.

Unpaid losses and loss adjustment expenses increased $1.4 million to $34.7 million as of March 31, 2011 from $33.3 million at December 31, 2010. This amount represents management’s estimates of future amounts needed to pay claims and related expenses. The increase is primarily related to reserve strengthening and increases in current policies in force.

Reinsurance payable as of March 31, 2011 increased $7.1 million to $36.5 million, compared to $29.4 million as of December 31, 2010. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains eight quota-share reinsurance treaties with its reinsurers in which it is currently ceding approximately 56% of premiums for all of its states, excluding Florida for 2011. The increase is mainly due to the increase in premiums during the quarter and the timing of settlements with reinsurers.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of March 31, 2011 increased $0.5 million to $3.8 million, compared to the balance at December 31, 2010 of $3.3 million. The increase is related to AAIC premium writings during the first quarter of 2011.

Notes and interest payable as of March 31, 2011 remained at $0.2 million compared to December 31, 2010.

Liquidity and Capital Resources

Net cash provided by operating activities for the three-months ended March 31, 2011, was $2.1 million compared to net cash provided by operating activities of $0.2 million for the same period of 2010. The increase is driven primarily by an increase in premiums collected related to the Florida business, which is no longer ceded.

Investing activities provided cash for the three-months ended March 31, 2011 of $272 thousand as compared to $343 thousand provided as of March 31, 2010. The decrease in the amount provided was mainly attributable to $60 thousand increase in purchases of computer software and hardware in our wholesale division.

Financing activities for the three-months ended March 31, 2011 provided cash of $65 thousand compared to $494 thousand of cash used in 2010. The year-over-year increase relates to $300 thousand of related party debt paid in the previous year and $300 thousand payment on the line of credit in 2010.

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

The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of March 31, 2011, management believes the Company was in compliance with all these covenants. The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12-month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreases to 1.10 for each of the fiscal quarters ended June 30, 2010, and September 30, 2010 and increases to 1.25 for each subsequent fiscal quarter. The interest rate is 3.00% plus 90-day LIBOR (3.3030% March 31, 2011) due and payable monthly. As of March 31, 2011, there is $1.5 million in borrowings outstanding under the credit agreement. In addition to the Company’s line of credit, the liquidity and capital needs will be met through premiums, commissions and fee income.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum Statutory Capital and Surplus of $3.0 million. As of March 31, 2011, AAIC’s statutory Capital and Surplus was $11.6 million.

Off-Balance Sheet Arrangements

The Company does have off balance sheet leasing arrangements. For further information, please refer to Note 10 in the financial statements.

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

At March 31, 2011 and December 31, 2010, we had $10.6 million and $9.9 million of net loss and LAE reserves, respectively, which included $5.4 million and $5.2 million of case reserves and $5.2 million and $4.7 million of IBNR reserves. During 2011, the Company’s case reserves increased $0.2 million and IBNR reserves increased $0.5 million. This increase in reserves is related to planned reserve strengthening and adjustments to the actuarial estimate for prior accident years related to the bodily injury and personal injury protection coverages.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of March 31, 2011 and December 31, 2010:

	2011	2010
Personal Auto Liability	$32,363,821	$31,638,391
Personal Auto Physical Damage	2,310,230	1,672,676

Total Gross Reserves-Unpaid Losses and LAE	$34,674,051	$33,311,067

The increase in gross reserves was $1.4 million represented by an increase in the auto physical damage coverage of $0.6 million and $0.8 million in bodily injury and personal injury protection coverages.

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

The following table provides the estimated changes in the liability and related payments made for the three-months ended March 31, 2011 and 2010:

	2011	2010
Change in net loss and LAE reserves	$700,515	$(1,788,583)
Paid losses and LAE	6,254,277	7,746,041

Total incurred losses and LAE	$6,954,792	$5,957,458

Loss and LAE ratio(1)	77.0%	70.7%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

Losses and Loss Adjustment Expenses (LAE)

The Company’s claims costs represent payments made and estimated future payments to be made to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs relate to current costs under our non-standard state-mandated automobile insurance programs. Claims costs are impacted by loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves.

During the quarter ended March 31, 2011, our loss and LAE ratio increased 6.3%, as compared to 1.2% increase in the same period a year ago, which reflects reserve strengthening for prior year loss development. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

The table below presents the development experienced in the following periods:

	2011	2010
Prior year incurred losses	$1,217,001	$251,022
Current year incurred losses and LAE	5,737,791	5,706,436

Total incurred losses and LAE	$6,954,792	$5,957,458

Increase to the calendar year loss and LAE ratio	6.3%	1.2%

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

Effective January 1, 2011, the Company entered into a new quota share agreement with Swiss Reinsurance America Corporation for the 2011 treaty year business. The Company has agreed to cede 75.0% of the bodily injury liability coverage and 82.5% of physical damage and other automobile liability coverages.

The agreement includes a loss corridor of 75.0%-79.0%, whereby the Company shall retain the amount by which losses and LAE incurred exceed 75% of collected net premiums earned, subject to a maximum additional retention equal to 4% of collected net premiums earned. The reinsurance contract will cover all states except Florida. Further, the Company shall retain the amount by which losses and LAE incurred, after the application of the loss corridor, exceeds 120% of collected net premiums earned Loss Ratio Cap.

The Company will receive a 21% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio is 73.5% or greater. If the loss ratio is 73.5%, but not less than 71.5% then the ceding commission shall be 21.0%, plus the difference in percentage points between 73.5% and the actual loss ratio. If the loss ratio is 71.5% or less then the ceding commission rate will be 23.0%.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The Company has eight reinsurers, of which seven are A- rated or better based on the most recent A.M. Best ratings available. While the eighth reinsurer does not have a rating and the contract is in run-off. Further, the reinsurers cover up to $2,000,000 in aggregate claims for extra contractual obligations each policy year.

The impact of reinsurance on the income statement as of March 31 is as follows:

	2011	2010
Premiums ceded written	$17,066,393	$22,026,028
Ceded commissions incurred	$3,528,655	$5,087,537
Ceded losses and loss adjustment expenses incurred	$15,010,521	$15,805,804

The impact of reinsurance on the balance sheets as of March 31, 2011 and December 31, 2010 is as follows:

	2011	2010
Reinsurance recoverable	$41,387,238	$34,013,415
Ceded unpaid losses and loss adjustment expense	$24,072,915	$23,410,446
Ceded unearned premiums	$24,063,583	$23,643,822
Reinsurance payable	$36,502,526	$29,426,944

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force.

During 2011, the Company ceded approximately 56% of its premium and 68% of losses during the first quarter of March 31, 2011 as compared to approximately 68% of its premium and 73% of losses were ceded to reinsurers for the prior year. The ceded premium and losses reflect the new contract terms entered into during 2011 as previously mentioned. The ceded premium under these reinsurance agreements for the three-months ended March 31, 2011 and 2010 were $17.1 million and $22.0 million, respectively. The related ceding commission was approximately $3.5 million in 2011 and $5.1 million in 2010. The lower ceded premium and commission were mainly due to the state of Florida premiums, which are no longer ceded in 2011.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE for the three-months ended March 31, 2011 and 2010 by $15.0 million and $15.8 million, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverables. As of March 31, 2011, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy the Company’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $41.7 million and $34.0 million as of March 31, 2011 and December 31, 2010, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $24.1 million and $23.4 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other reinsurers under the terms of reinsurance agreements in the amount of $17.7 million and $10.6 million as of March 31, 2011 and December 31, 2010, respectively. The paid loss recoverables are in good standing as of March 31, 2011.

The Company’s ceded prepaid premium relates to policies in force and is earned ratably over the policy period. As of March 31, 2011 and December 31, 2010, the ceded prepaid premiums amounted to $24.1 million and $23.6 million, respectively. Reinsurance payable of $36.5 million and $29.4 million as of March 31, 2011 and December 31, 2010, respectively, represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis. Effective for the 2011 treaty year, the Company will receive ceding commissions on a ceded earned basis, whereas for prior treaty years ceding commissions were based on ceded written premiums. The Company does not have any balances that are in dispute through March 31, 2011.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes a significant amount of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. The Company paid ceded premiums net of commissions of $6.5 million and $8.7 million and received reinsurance recoverables on paid loss and loss adjustment expenses of $7.4 million and $14.3 million during the three months ended March 31, 2011 and 2010, respectively.

The Company’s reinsurance strategies have not changed from previous years and the Company’s limited loss exposure is based on the existing quota share agreement. While the Company monitors conditions within the reinsurance market, adverse conditions could have an impact on the Company’s ability to secure reinsurance capacity, thereby limiting its ability to cede future losses.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of March 31, 2011, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For 2011, each non-officer director may choose between (i) an amount in cash equal to $15,000 plus the number of shares equal to $15,000 divided by the share price on December 31, of the prior year or (ii) the number of shares equal to $30,000 divided by the share price on December 31, of the prior year. During the first three-months of 2011, the Company issued 264,703 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on March, 22, 2011 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

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

ASSURANCEAMERICA CORPORATION

By:	/s/ Guy W. Millner
Guy Millner
Chairman and CEO

Date: May 13, 2011

By:	/s/ Sheree S. Williams
Sheree S. Williams
Chief Financial Officer

Date: May 13, 2011