Form 10-Q
period 2011-06-30
ASSURANCEAMERICA CORP
filed 2011-08-12
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 65,810,531 shares of the Registrant’s $.01 par value Common Stock outstanding as of August 12, 2011.

ASSURANCEAMERICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,376,222	$7,958,473
Cash restricted	503,861	1,802,990
Short-term investments	145,085	145,085
Long-term investments, at fair value (amortized cost $8,521,500 and $8,561,245)	8,671,744	8,630,776
Marketable equity securities, at fair value (cost $2,009,452 and $1,978,166)	2,342,221	2,243,235
Other long-term investments	681,455	727,288
Investment income due and accrued	85,957	180,487
Receivable from insureds	31,678,869	33,120,082
Reinsurance recoverable (including $17,239,676 and $10,602,969 on paid losses)	46,437,218	34,013,415
Prepaid reinsurance premiums	21,177,158	23,643,822
Deferred acquisition costs	2,426,057	2,286,118
Property and equipment (net of accumulated depreciation of $3,540,453 and $3,260,449)	1,942,411	1,838,203
Other receivables	1,098,390	384,057
Prepaid expenses	388,599	541,736
Security deposits	33,833	33,833
Assets of discontinued operations	208,623	2,003,406
Assets of business held for sale	4,682,030	6,287,056
Prepaid income tax	166,297	106,864
Deferred tax assets	3,062,609	1,837,551

Total assets	$127,108,639	$127,784,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$6,076,547	$6,770,890
Unearned premium	32,228,172	34,217,108
Unpaid losses and loss adjustment expenses	42,698,755	33,311,067
Reinsurance payable	28,518,279	29,426,944
Provisional commission reserve	2,108,111	3,289,272
Funds withheld from reinsurers	575,000	1,875,000
Liabilities of discontinued operations	236,068	216,437
Liabilities of business held for sale	1,294,263	1,810,388
Revolving line of credit	1,500,000	1,500,000
Notes and interest payable	147,927	175,420

Total liabilities	115,383,122	112,592,526

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and outstanding 65,810,531 and 65,494,357)	658,104	654,943
Surplus-paid in	18,141,990	17,875,779
Accumulated deficit	(7,376,460)	(3,547,896)
Accumulated other comprehensive gains:
Net unrealized gains on investment securities, net of taxes	301,883	209,125

Total stockholders’ equity	11,725,517	15,191,951

Total liabilities and stockholders’ equity	$127,108,639	$127,784,477

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION

(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Gross premiums written	$19,176,850	$21,658,673	$49,410,785	$54,038,386
Gross premiums ceded	(13,543,990)	(14,594,748)	(30,610,383)	(36,620,776)

Net premiums written	5,632,860	7,063,925	18,800,402	17,417,610
(Increase) decrease in unearned premiums, net of prepaid reinsurance premiums	3,652,682	1,375,719	(486,481)	(545,987)

Net premiums earned	9,285,542	8,439,644	18,313,921	16,871,623
Commission income	2,848,622	3,053,943	6,401,555	7,720,821
Managing general agent fees	2,670,756	2,655,449	5,626,986	5,638,661
Net investment income	34,802	204,516	104,347	336,489
Net investment gains (losses) on securities	27,001	(16,246)	57,211	(5,702)

Total revenue	14,866,723	14,337,306	30,504,020	30,561,892

Expenses:
Losses and loss adjustment expenses	10,231,738	5,878,285	17,186,531	11,835,743
Selling, general and administrative expenses	7,634,625	7,506,396	15,785,465	16,084,136
Stock option expense	83,812	123,874	174,520	213,369
Depreciation and amortization expense	174,745	143,668	328,587	282,335
Interest expense	3,690	88,997	6,547	184,243

Total operating expenses	18,128,610	13,741,220	33,481,650	28,599,826

Income (loss) from continuing operations before income taxes	(3,261,887)	596,086	(2,977,630)	1,962,066
Income tax benefit (expense) on continuing operations	1,205,665	(282,493)	1,075,787	(830,307)

Income (loss) from continuing operations	(2,056,222)	313,593	(1,901,843)	1,131,759

Loss from discontinued operations (including loss on disposal of $406,297)	(1,777,780)	(759,331)	(2,144,447)	(726,629)
Income tax benefit from discontinued operations	(80,225)	284,750	(217,726)	272,486

Loss from discontinued operations, net of taxes	(1,697,555)	(474,581)	(1,926,721)	(454,143)

Net income (loss)	$(3,753,777)	$(160,988)	$(3,828,564)	$677,616

Earnings (loss) Per Common Share
Basic-Income (loss) from continuing operations	$(0.031)	$0.005	$(0.029)	$0.017
Diluted-Income (loss) from continuing operations	$(0.031)	$0.005	$(0.029)	$0.017
Basic-Loss from discontinued operations	$(0.026)	$(0.007)	$(0.029)	$(0.007)
Diluted-Loss from discontinued operations	$(0.026)	$(0.007)	$(0.029)	$(0.007)
Basic-Net income (loss)	$(0.057)	$(0.002)	$(0.058)	$0.010
Diluted-Net income (loss)	$(0.057)	$(0.002)	$(0.058)	$0.010
Weighted average shares outstanding-basic	65,784,513	65,494,357	65,670,948	65,440,213
Weighted average shares outstanding-diluted	65,784,513	65,494,357	65,670,948	65,920,449

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(3,753,777)	$(160,988)	$(3,828,564)	$677,616

Other comprehensive gain (losses):
Change in unrealized gains (losses) of investments:
Unrealized gains (losses) arising during the year	50,613	(54,274)	205,624	139,824
Reclassification adjustment for realized (gains) and losses recognized during the year	(27,001)	16,246	(57,211)	5,702

Net change in unrealized gains (losses)	23,612	(38,028)	148,413	145,526
Deferred income taxes on above changes	(8,855)	14,262	(55,655)	(54,573)

Other comprehensive gain (loss)	14,757	(23,766)	92,758	90,953

Comprehensive income (loss)	$(3,739,020)	$(184,754)	$(3,735,806)	$768,569

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Income (loss) of continuing operations	$(1,901,843)	$1,131,759
Loss of discontinued operations	(1,926,721)	(454,143)

Net income (loss)	(3,828,564)	677,616
Adjustments to net income (loss) to net cash provided (used) by operating activities
Net investment (gains) losses on securities	(57,211)	5,702
Depreciation and amortization	664,173	620,991
Loss on disposal of property and equipment	3,084	0
Loss on disposal of discontinued operations	406,297	0
Impairment of assets of business held for sale	782,690	0
Stock-based compensation	174,520	213,369
Deferred tax provision	(1,280,713)	155,681
Changes in assets and liabilities:
Investment income due and accrued	94,530	32,450
Receivables	1,226,880	(1,389,501)
Prepaid expenses	153,137	(35,580)
Unearned premiums	(1,988,936)	1,879,947
Unpaid loss and loss adjustment expenses	9,387,688	(9,895,776)
Ceded reinsurance payable	(908,665)	3,178,258
Reinsurance recoverable	(12,423,803)	8,221,312
Prepaid reinsurance premiums	2,466,664	(1,333,961)
Accounts payable and accrued expenses	(694,343)	(621,975)
Prepaid income taxes/federal income taxes payable	(59,433)	398,661
Other operating activities	184,160	0
Funds withheld from reinsurers	(1,300,000)	0
Deferred acquisition costs	(139,939)	(103,391)
Provisional commission reserve	(1,181,161)	(79,350)

Net cash provided (used) by operating activities - continuing operations	(8,318,945)	1,924,453
Net cash provided by operating activities - discontinued operations	128,362	106,617

Net cash provided (used) by operating activities	(8,190,583)	2,031,070

Cash flows from investing activities:
Purchases of property and equipment	(435,879)	(224,272)
Change in short-investments	0	5,016
Proceeds from sales, call and maturities of investments	1,373,933	1,264,519
Purchases of investments	(1,317,848)	(1,195,057)
Transfer of cash to restricted cash	1,299,129	(1,677)
Proceeds received on sale of agencies discontinued operations	750,000	0

Net cash provided (used) by investing activities - continuing operations	1,669,335	(151,471)
Net cash (used) by investing activities - discontinued operations	(10,370)	(178,655)

Net cash provided (used) by investing activities	1,658,965	(330,126)

Cash flows from financing activities:
Repayment of notes payable	(27,493)	(505,701)
Stock issued, net of expenses	94,852	105,000

Net cash provided (used) by financing activities – continuing operations	67,359	(400,701)
Net cash (used) by financing activities – discontinued operations	0	(28,800)

Net cash provided (used) by financing activities	67,359	(429,501)

Net increase (decrease) in cash and cash equivalents	(6,464,259)	1,271,443
Cash and cash equivalents, beginning of period – continuing operations	7,958,473	6,155,305
Cash and cash equivalents, beginning of period – discontinued operations and business held for sale	420,541	98,338

Cash and cash equivalents, end of period	$1,914,755	$7,525,086
Less cash and cash equivalents, end of period of discontinued operations and business held for sale	538,533	199,179

Cash and cash equivalents, end of period of continuing operations	$1,376,222	$7,325,907

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011 and 2010

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

Balance sheet reclassifications

Balance sheet reclassifications have been made in 2010 in order to conform to the presentation in 2011.

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

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Net unrealized gains as of June 30, 2011 and December 31, 2010 were $483,013 and $334,600, respectively.

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

A summary of investments follows as of:

	June 30, 2011	December 31, 2010
Short-term investments and bank certificates of deposit	$145,085	$145,085
U.S. government sponsored enterprises	4,624,760	4,617,953
Corporate debt securities	4,046,984	4,012,823
Marketable equity securities	2,342,221	2,243,235
Other long-term investments	681,455	727,288

Total	$11,840,505	$11,746,384

The amortized cost, fair value and gross unrealized gains or losses of U.S. sponsored enterprises and corporate debt securities available-for-sale at June 30, 2011 and December 31, 2010, by contractual maturity, is shown below:

Years to Maturity — June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$1,597,999	$15,389	$0	$1,613,388
One to five years	4,940,587	162,466	0	5,103,053
Five to ten years	1,067,743	17,847	47,207	1,038,383
Over ten years	915,171	14,624	12,875	916,920

Total	$8,521,500	$210,326	$60,082	$8,671,744

Years to Maturity — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$1,022,943	$0	$9,980	$1,012,963
One to five years	5,365,295	136,961	91,481	5,410,775
Five to ten years	1,005,508	20,740	5,106	1,021,142
Over ten years	1,167,499	18,477	80	1,185,896

Total	$8,561,245	$176,178	$106,647	$8,630,776

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at June 30, 2011 and December 31, 2010, by security type, is shown below:

Security Type — June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,482,388	$155,247	$12,875	$4,624,760
Corporate debt securities	4,039,112	55,079	47,207	4,046,984
Marketable equity securities	2,009,452	410,827	78,058	2,342,221

Total	$10,530,952	$621,153	$138,140	$11,013,965

Security Type — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,493,940	$129,199	$5,186	$4,617,953
Corporate debt securities	4,067,305	46,979	101,461	4,012,823
Marketable equity securities	1,978,166	350,552	85,483	2,243,235

Total	$10,539,411	$526,730	$192,130	$10,874,011

As of June 30, 2011, the Company has determined that all of the unrealized losses in available-for-sale securities were temporary.

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

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
June 30, 2011:
U.S. government sponsored enterprises	$12,875	$651,855	$0	$0
Corporate debt securities	0	0	42,207	500,467
Marketable equity securities	18,099	216,406	59,959	217,067

	$30,974	$868,261	$107,166	$717,534

December 31, 2010:
U.S. government sponsored enterprises	$5,186	$1,165,156	$0	$0
Corporate debt securities	11,306	1,368,312	90,155	457,325
Marketable equity securities	12,570	154,679	72,913	368,369

	$29,062	$2,688,147	$163,068	$825,694

The total proceeds received on sales, maturities and calls on investments amounted to $1,373,933 and $1,264,519 for the six months ended June 30, 2011 and 2010, respectively. The Company had realized gains and losses of $67,297 and $10,086 during 2011, respectively, and $37,051 and $42,753 during 2010, respectively.

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

The following table illustrates the recurring fair value measurements as of June 30, 2011:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,624,760	$4,624,760	$0	$0
Corporate debt securities	4,046,984	0	4,046,984	0
Marketable equity securities	2,342,221	2,342,221	0	0

Total	$11,013,965	$6,966,981	$4,046,984	$0

The following table illustrates the recurring fair value measurements as of December 31, 2010:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,617,953	$4,617,953	$0	$0
Corporate debt securities	4,012,823	0	4,012,823	0
Marketable equity securities	2,243,235	2,243,235	0	0

Total	$10,874,011	$6,861,188	$4,012,823	$0

The following table illustrates the nonrecurring fair value measurement for intangibles net of amortization as of June 30, 2011:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Intangible Assets:
Beginning balance at December 31, 2010	$5,969,215	$0	$0	$5,969,215
Goodwill write down	(2,557,875)	0	0	(2,557,875)
Amortization of intangibles	(192,513)	0	0	(192,513)

Ending balance June 30, 2011	$3,218,827	$0	$0	$3,218,827

The following table illustrates the nonrecurring fair value measurement for intangibles net of amortization as of December 31, 2010:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Intangible Assets:
Beginning balance at December 31, 2009	$7,509,934	$0	$0	$7,509,934
Goodwill write down	(1,519,200)	0	0	(1,519,200)
Additional intangibles related to acquisitions	355,275	0	0	355,275
Amortization of intangibles	(376,794)	0	0	(376,794)

Ending balance December 31, 2010	$5,969,215	$0	$0	$5,969,215

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	June 30, 2011	December 31, 2010
Case basis	$5,773,879	$5,180,252
IBNR	7,727,334	4,720,369

Total	$13,501,213	$9,900,621

(6) Reinsurance

In the normal course of business, the Company seeks to reduce its overall risk levels by obtaining reinsurance from other insurance enterprises or reinsurers. Reinsurance premiums and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Effective May 15, 2011, the Company entered into a new catastrophe agreement with Shelter Mutual Insurance Company. The Reinsurer shall be liable for private passenger automobile physical damage coverage with respect to each loss occurrence, for the ultimate net loss over and above an initial ultimate net loss of $400,000 each loss occurrence, subject to a limit of liability to the reinsurer of $1,600,000 each loss occurrence, and further subject to a limit of liability to the reinsurer of $3,200,000 with respects to all loss occurrences commencing during the term of this contract.

Effective April 1, 2011, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. for the 2011 treaty year business. The Company has agreed to cede 50% of the bodily injury liability, physical damage and other automobile liability coverages. This reinsurance contract will cover the state of Florida. The losses incurred are ceded on a similar basis.

The Company will receive a 19% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio as a percentage of earned premium is 75.5% or greater. If the loss ratio is less than 75.5%, but not less than 71.5% then the ceding commission shall be 19.0%, plus one half of the difference in percentage points between 75.5% and the actual loss ratio. If the loss ratio is 71.5% or less, then the ceding commission rate will be 21.0%. The Company receives a provisional commission rate of 20% in advance, which is subject to adjustment once the final loss ratio is known.

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

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements the Company has four reinsurers that are required to collateralize the reinsurance recoverable. As of June 30, 2011 all four reinsurers have provided a letter of credit or secured trust accounts to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverable approximates its carrying amounts.

The impact of reinsurance on the statements of operations for the period ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Premiums written:
Direct	$19,176,850	$21,658,673	$49,410,785	$54,038,543
Assumed	0	0	0	(157)
Ceded	(13,543,990)	(14,594,748)	(30,610,383)	(36,620,776)

Net	$5,632,860	$7,063,925	$18,800,402	$17,417,610

Premiums earned:
Direct	$25,724,708	$26,160,831	$51,400,247	$52,158,597
Assumed	0	0	(529)	(157)
Ceded	(16,439,166)	(17,721,187)	(33,085,797)	(35,286,817)

Net	$9,285,542	$8,439,644	$18,313,921	$16,871,623

Losses and loss adjustment expenses incurred:
Direct	$30,759,923	$20,394,991	$52,728,393	$42,140,832
Assumed	3,329	18,544	173	35,965
Ceded	(20,531,514)	(14,535,250)	(35,542,035)	(30,341,054)

Net	$10,231,738	$5,878,285	$17,186,531	$11,835,743

The impact of reinsurance on the balance sheets as of the date indicated is as follows:

	June 30, 2011	December 31, 2010
Unpaid losses and loss adjustment expense:
Direct	$42,587,113	$33,188,235
Assumed	111,642	122,832
Ceded	(29,197,542)	(23,410,446)

Net	$13,501,213	$9,900,621

	June 30, 2011	December 31, 2010
Unearned premiums:
Direct	$32,227,643	$34,216,544
Assumed	529	564
Ceded	(21,168,408)	(23,643,822)

Net	$11,059,764	$10,573,286

The Company receives commissions on its reinsurance agreements for treaty year 2011 on the basis of ceded collected premium. The Company received commissions on its reinsurance agreements for treaty year 2010 and prior on the basis of ceded written premium. The Company pays the reinsurers premium on the basis of ceded collected premium for all of its reinsurance agreements.

As of June 30, 2011 the Company received $4,178,077 in commissions on ceded collected premiums and refunded $976,396 in commissions on returned ceded written premium, for net commissions of $3,201,681. Had all of the Company’s reinsurance agreements been cancelled at June 30, 2011, the company would have returned $1,128,173 in reinsurance commissions to its reinsurers and its reinsurers would have returned $2,576,630 in collected premiums to the Company.

(7) Assets and Liabilities of Business Held for Sale and Discontinued Operations

Assets and Liabilities of Business Held for Sale

During the second quarter of 2011, the Company committed to sell the assets of the Trustway Insurance Agencies and the stock of TrustWay T.E.A.M, Inc and TrustWay T.E.A.M. Services, LLC. As of June 30, 2011, assets and liabilities of $4,682,030 and $1,294,263, respectively, were classified as held for sale. The Company recognized a $1,473,602 loss, net of tax, related to the classification of the assets held for sale. A reclassification was made in the prior year to be comparable to the 2011 presentation.

Summarized financial information for businesses held for sale is shown below.

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$456,037	$321,801
Current receivables	575,277	1,284,606
Property and equipment net of accumulated depreciation	208,795	293,774
Intangibles, net of accumulated amortization	3,218,827	4,205,458
Other	223,094	181,417

Assets of business held for sale	$4,682,030	$6,287,056

Liabilities
Accounts payable and accrued expenses	$1,294,263	$1,810,388

Liabilities of business held for sale	$1,294,263	$1,810,388

Discontinued Operations

On June 30, 2011, the Company sold its Georgia insurance agencies in order to focus on its core wholesale insurance operations. The discontinued operations assets and liabilities mainly relates to the sale of the Georgia insurance agencies and certain agencies that were discontinued. The Company received $750,000 in cash and received a promissory note receivable in the amount of $500,000 related to the sale. The note is due and payable within 60 days at an interest rate of 8% per annum. Assets and liabilities of this business classified as discontinued operations at June 30, 2011 and December 31, 2010 are summarized below.

	June 30, 2011	December 31, 2010
Assets
Cash and equivalents	$82,496	$98,740
Current receivables	97,413	107,668
Property and equipment, net of accumulated depreciation	0	20,655
Intangibles, net of accumulated amortization	0	1,763,757
Other	28,714	12,586

Assets of discontinued operations	$208,623	$2,003,406

Liabilities
Accounts payable and accrued expenses	$236,068	$216,437

Liabilities of discontinued operations	$236,068	$216,437

Summarized financial information for revenues and losses on held for sale and discontinued operations are shown below.

	Six Months Ended June 30,
	2011	2010
Revenues	$3,649,763	$4,106,819

Operations
Loss from discontinued operations before income taxes	$(955,460)	$(726,629)
Impairment of assets of business held for sale.	(782,690)
Income tax benefit	253,248	272,486

loss from discontinued operations, net of taxes	$(1,484,902)	$(454,143)

Disposal
Loss on disposal before income taxes	$(406,297)	$0
Income tax expense	(35,522)	0

Loss on disposal, net of taxes	$(441,819)	$0

Loss from discontinued operations, net of taxes	$(1,926,721)	$(454,143)

(8) Borrowings

Revolving Line of Credit

On June 30, 2010, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Loan Agreement between the Company and Wells Fargo Bank, N.A. (as successor in interest by merger to Wachovia Bank, N.A.) (The “Lender”). The First Amendment amends the Loan Agreement, dated July 17, 2009, between the Company and the Lender (the “Loan Agreement”).

The First Amendment extends the maturity date for the facility to July 16, 2011. However, the lender extended the agreement through September 30, 2011. The proceeds of the facility may be used for funding certain permitted acquisitions, funding short-term loans to the Company’s wholly owned subsidiary, AAIC, or for working capital or general corporate needs in the ordinary course of business. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay and MGA, and is guaranteed by the same entities. In addition, TrustWay pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor.

The Loan Agreement and the First Amendment include customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of June 30, 2011, the Company received a waiver for the fixed charge covenant, but was in compliance with all the other covenants. The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12-month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreased to 1.10 for each of the fiscal quarters ended June 30, 2010 and September 30, 2010 and increased to 1.25 for each subsequent fiscal quarter. The interest rate is 3.00% plus 90-day LIBOR (3.246% at June 30, 2011) due and payable monthly. As of June 30, 2011 and December 31, 2010, there is $1.5 million in borrowings outstanding under the credit agreement.

Notes Payable

The Company had two notes payable outstanding as of June 30, 2011. First, on January 14, 2008 the Company issued a note payable in the amount of $276,250 with Information Distribution & Marketing, Inc. for the purchase of a software package that grants the Company a perpetual license to the source code and the ability to develop derivatives and advance the product to meet business demands and react to changing market conditions. The note requires monthly principal and interest payments beginning in January 2008 and matures in November 2012 with an interest rate of 2.8871% per annum. The outstanding principal balance on the note at June 30, 2011 and December 31, 2010 was $87,244 and $115,480, respectively.

Second, as a result of the acquisition of First Choice Insurance Agency effective February 26, 2009 the Company issued an unsecured promissory note payable to the former owner in the amount of $115,200 which carries an interest rate of 5%, with four equal yearly installments of principal and interest payments beginning February 26, 2010. The outstanding balance on the note at June 30, 2011 and December 31, 2010 was $57,600. Further, the Company had accrued interest of $3,083 related to its line of credit as of June 30, 2011.

Scheduled Maturities of Long-term Debt

The aggregate annual maturities of payments due on long-term debt outstanding as of June 30, 2011 are as follows:

Amount
2011	$31,732
2012	87,395
2013	28,800

Total	$147,927

(9) Capital Stock

Common Stock

During the first six months of 2011 and 2010, the Company issued 316,174 and 350,000 shares of common stock, $.01 par value to its board of directors, respectively.

Stock-Based Compensation

In April of 2010, the Company’s shareholders approved a new Stock Incentive Plan (the “2010 Plan”). The Company’s 2010 Plan provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value). The aggregate number of common shares authorized under the 2010 Plan is currently 2,000,000. The common stock is reserved and available for issuance pursuant to awards granted to participants under 2010 Plan. As of June 30, 2011, there were 1,452,000 shares of the Company’s common stock subject to outstanding awards under the 2010 Plan.

The Company’s Prior 2000 Incentive Plan (the “Prior Plan”) has an aggregate total of 8,500,000 authorized common shares, but no additional awards will be granted under this Plan, as it expired in June 2010. As of June 30, 2011, there were 5,780,455 shares of the Company’s common stock subject to outstanding awards under the Prior Plan.

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

The fair value of each option awarded during the six-months ended June 30, 2011 and 2010 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	2011	2010
Weighted average grant date fair value	$0.1950	$0.1842
Expected volatility	160% - 163%	164% - 168%
Weighted average volatility	162%	167%
Risk-free interest rate	2.53 - 2.92%	2.14 - 2.59%
Expected term (in years)	6.4	4.7
Expected forfeitures	7.1%	6.7%

A summary of all stock option activity during the six months ending June 30, 2011 and 2010, were as follows:

	June 30, 2011		June 30, 2010
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
January 1	7,598,555	$0.49	7,789,721	$0.53
Add (deduct):
Granted	870,000	$0.20	0	$0.00
Forfeited	(637,240)	$0.23	0	$0.00
Expired	(236,460)	$0.47	0	0.00

March 31	7,594,855	$0.50	7,789,721	$0.53
Add (deduct):
Granted	0	$0.00	407,000	$0.17
Forfeited	(362,400)	$0.68	(282,590)	$0.82
Expired	0	$0.00	(75,306)	$0.61

June 30	7,232,455	$0.49	7,838,825	$0.51

Exercisable, June 30	3,754,401	$0.68	3,289,750	$0.65

The weighted-average grant date fair value of options granted during the six months ended June 30, 2011 and 2010 was $0.1950 and $0.1842, respectively. There were no options exercised during the six months ended June 30, 2011 and 2010. The aggregate intrinsic value of options outstanding and of options exercisable at June 30, 2011 and 2010 was $8,500 and $424,258, respectively, and those options have weighted-average contractual terms of 6.4 years and 4.7 years, respectively. As of June 30, 2011 there was $764,866 of unrecognized compensation cost related to non-vested stock options and this cost is expected to be recognized over a weighted-average period of 1.5 years.

Total compensation cost for share-based payment arrangements recognized for the three and six months ended June 30, 2011 and 2010 was $83,812 and $123,874 and $174,520 and $213,369, respectively.

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

Contractual Commitments

AssuranceAmerica Corporation leases office space for its corporate headquarters located at RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. Effective October 1, 2009 the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. AssuranceAmerica Managing General Agency, LLC., leases a claims office in the state of Florida. The TrustWay retail operations leases retail office space at various locations in Florida and Alabama under short to medium term commercial leases. The above mentioned companies lease office equipment for use in their various locations. The Company believes that its existing facilities in the various states are adequate for the Company’s current requirements and operations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in accrued expenses.

The Company has entered into leases primarily for office space and certain equipment, classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Period ending December 31,	Amount
2011	$793,587
2012	1,328,892
2013	772,816
2014	703,295
2015	640,953
Thereafter	2,371,595

$6,611,138

Defined Contribution Plan

Effective January 1, 2011, associates will be automatically enrolled in the 401(k) defined contribution retirement plan at 3% of their salary. Associates have the option to opt-out of the plan. The Company contributed $89,314 and $64,904 to this plan during the six-months ended June 30, 2011 and 2010, respectively. The plan currently matches 33.3% on the first 6% of employee earnings and the Company can elect to make discretionary contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(11) Net Income (loss) Per Share

Basic and diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income (loss) per share for the three and six months ended June 30, 2011 and 2010, because their inclusion would be anti-dilutive, are as follows:

	Three Months Ended June 30th,		Six Months Ended June 30th,
	2011	2010	2011	2010
Stock options	7,232,455	7,838,825	7,232,455	4,549,075

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the periods ended June 30, 2011 and 2010 are as follows:

	Net Income (Loss)	Average Shares Outstanding	Per Share Amount
For the three months ended June 30, 2011:
Net loss — basic	$(3,753,777)	65,784,513	$(0.057)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(3,753,777)	65,784,513	$(0.057)

For the three months ended June 30, 2010:
Net loss — basic	$(160,988)	65,494,357	$(0.002)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(160,988)	65,494,357	$(0.002)

For the six months ended June 30, 2011:
Net loss — basic	$(3,828,564)	65,670,948	$(0.058)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(3,828,564)	65,670,948	$(0.058)

For the six months ended June 30, 2010:
Net income — basic	$677,616	65,440,213	$0.010

Effect of dilutive stock warrants and options	0	480,236

Net income — diluted	$677,616	65,920,449	$0.010

(12) Supplemental Cash Flow Information

	2011	2010
Cash paid during the six months ended June 30:
Interest	$6,547	$187,665
Income taxes	$801	$3,455
Non-cash investing activities:
Change in unrealized gains and losses on investment securities, net of taxes	$92,758	$90,953
Note receivable from sale of Georgia division of TrustWay	$500,000	$0

(13) Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company, focuses on writing nonstandard automobile business in the states of Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia. MGA markets AAIC’s policies through more than 2700 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and two unaffiliated carriers related to the non-standard automobile insurance policies produced in Florida and Texas. The Company also provides claims services for one unaffiliated MGA in Florida and receives a fronting fee on this business. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. TrustWay is comprised of 37 retail insurance agencies that focus on selling nonstandard automobile policies and related coverages in Alabama, Florida and Georgia. TrustWay receives commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income (loss). Pretax income (loss) for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest. During the second quarter of 2011, the Company had discontinued operations within the Trustway agencies as discussed in Note (7) of the Consolidated Financial Statements. Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
SECOND QUARTER 2011
Revenues
External customer	$5,508	$0	$9,358	$0	$0	$14,866
Intersegment	881	0	635	725	(2,241)	0
Income
Segment pretax income (loss) - Continuing operations	(469)	(87)	(2,800)	94	0	(3,262)
Discontinued operations	0	(1,778)	0	0	0	(1,778)
Total Pre-tax income (loss)	(469)	(1,865)	(2,800)	94	0	(5,040)
Assets
Segment assets	7,493	3,687	119,506	19,962	(23,539)	127,109

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
SECOND QUARTER 2010
Revenues
External customer	$5,652	$0	$8,685	$0	$0	$14,337
Intersegment	1,445	0	684	848	(2,977)	0
Income
Segment pretax income (loss) - Continuing operations	156	(143)	625	(42)	0	596
Discontinued operations	0	(759)	0	0	0	(759)
Total Pre-tax income (loss)	156	(902)	625	(42)	0	(163)
Assets
Segment assets	16,562	11,383	121,616	24,665	(37,303)	136,923

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST SIX MONTHS 2011
Revenues
External customer	$12,005	$0	$18,499	$0	$0	$30,504
Intersegment	3,403	0	1,650	1,449	(6,502)	0
Income
Segment pretax income (loss) - Continuing operations	(137)	(173)	(2,789)	121	0	(2,978)
Discontinued operations	0	(2,144)	0	0	0	(2,144)
Total pretax income (loss)	(137)	(2,317)	(2,789)	121	0	(5,122)
Assets
Segment assets	7,493	3,687	119,506	19,962	(23,539)	127,109

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST SIX MONTHS 2010
Revenues
External customer	$13,226	$0	$17,336	$0	$0	$30,562
Intersegment	3,589	0	1,723	1,696	(7,008)	0
Income
Segment pretax income (loss) - Continuing operations	1,142	(210)	1,093	(63)	0	1,962
Discontinued operations	0	(727)	0	0	0	(727)
Total pretax income (loss)	1,142	(937)	1,093	(63)	0	1,235
Assets
Segment assets	16,562	11,383	121,616	24,665	(37,303)	136,923

(14) Accounting Standards Updates

In June of 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU”) 2011-05, under the presentation of Comprehensive Income (Topic 220). The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

The statement of other comprehensive income should immediately follow the statement of net income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is currently assessing this requirement and we do not expect any financial impact related to this disclosure.

In May of 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04) amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs (Topic 820). The FASB and IFRS boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The boards concluded that the amendments in this update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the disclosures required by the amendments in this update are not required for nonpublic entities. Those disclosures include the following: (1) information about transfers between Level 1 and Level 2 of the fair value hierarchy, (2) information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable input, (3) the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed.

The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing this requirement and we do not expect any financial impact related to this disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

The Company reported a net after-tax loss on continuing operations of $2.1 million and $1.9 million for the three-months and six-months ended June 30, 2011, compared to earnings of $0.3 million and $1.1 million for the three-months and six-months ended June 30, 2010. The Company reported basic and fully diluted losses per common share on continuing operations of $0.031 and $0.029 for the three-months and six-months ended June 30, 2011, compared to earnings of $0.005 and $0.017 for the same period in 2010. The pre-tax loss on continuing operations was $3.3 million and $3.0 million for the three-months and six-months period ended June 30, 2011 and pre-tax earnings of $0.6 million and $2.0 million for 2010, respectively.

The pre-tax loss on continuing operations for the three-months and six-months ended June 30, 2011 as compared to the same period last year, relates to lower earnings in the wholesale operation (AAIC and MGA). Loss and loss adjustment expense increased by $4.4 million and $5.4 million for the three-months and six-months periods, respectively. Ceding commission income declined by $0.2 million for the three-month period and $1.3 million for the six-month period, resulting from lower ceded premium volume and a lower ceding commission rate. The aforementioned reductions were partially offset by higher premiums earned on the retained volume of $0.8 million for the three-month period and $1.4 million for the six-month period.

Results of Discontinued Operations

The Company reported a net after-tax loss on discontinued operations of $1.7 million and $1.9 million for the three-months and six-months ended June 30, 2011, as compared to $0.5 million for the same periods last year. The Company reported basic and fully diluted losses per common share on discontinued operations of $0.026 and $0.029 for the three-months and six-months ended June 30, 2011, compared to $0.007 in each of the same periods in 2010. The pre-tax loss on discontinued operations was $1.8 million and $2.1 million for the three-months and six-months period ended June 30, 2011 and $0.8 and $0.7 million for both periods in 2010, respectively.

The pre-tax loss on discontinued operations for the three-months and six-months ended June 30, 2011 as compared to 2010 pre-tax losses reflects a loss of $0.5 million on the sale of Georgia agencies and $0.8 million impairment charge on the remaining retail agencies that were classified as held for sale and discontinued operations. The pre-tax loss on discontinued operations also includes $0.5 million and $0.8 million of discontinued losses for the three-months and six-months ended June 30, 2011 and $0.8 million and $0.7 million compared to the same periods last year. The Company sold its TrustWay Georgia agencies and is committed to sell the remaining agencies, which will enable the Company to focus on its core operations. See Note 7 within the Consolidated Financial Statements for further information. We reported the businesses described above as discontinued operations and the Company made a reclassification for all periods in order to comply with the required disclosures.

Revenues

Premiums

Gross premiums written for the three-months and six-months ended June 30, 2011 were $19.2 million and $49.4 million compared to $21.7 million and $54.0 million in gross premiums written for the same period in 2010. The reduction in gross premiums reflects actions taken by the Company during 2010 and 2011 to improve profitability in underperforming market segments. During the 2011 quarter and year-to-date periods, the Florida gross premiums written declined by $0.8 million and $4.1 million, the result of rate increases, implementation of tighter underwriting guidelines and the Company ceased writing new business with agencies in high fraud areas in Florida. In the states of Georgia and Louisiana, rate increases coupled with a challenging competitive environment, reduced premium volume year-over-year. The combined impact to the three-months and six-months was $2.2 million and $4.0 million, respectively. Partially offsetting these reductions was an increase of $0.5 million during the quarter and $2.1 million for the year in gross premiums written from the state of Virginia, which the Company entered in early 2010. The Company also increased its market penetration in the states of Alabama and Texas generating combined growth of $1.4 million.

The Company ceded approximately 71% or $13.5 million of its direct premiums written to its reinsurers during the second quarter of 2011 as compared to 67% or $14.6 million in 2010. The Company ceded approximately 62% or $30.6 million of its direct premiums written to its reinsurers during the year of 2011 as compared to 68% or $36.6 million in 2010.

Policies in-force as of June 30, 2011 increased slightly, or .4%, when compared to the same date in 2010 despite the 9% decline in premium volume. This is due to a reduction in 12 month policies and the mix of volume by state, as the average premium per policy varies by state.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $9.3 million for the three-months ended June 30, 2011, compared to $8.4 million for the same period a year ago and $18.3 million and $16.9 million for the six-months ended June 30, 2011 and 2010, respectively.

Commission and Fee Income

In our MGA operations, we receive managing general agent fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of insurers. Commission income for the three-months and six-months ended June 30, 2011, was $2.8 million and $6.4 million compared to $3.1 million and $7.7 million for the same periods ended June 30, 2010. The decrease in commissions for the three-months and six-months ended June 30, 2011 is primarily driven by a lower ceding commission rate. Also AAIC pays the MGA commission on premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

Managing general agent fees for the three-months and six-months ended June 30, 2011 were essentially flat when compared to the same period of 2010.

Net Investment Income and Investment Gains (losses)

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses. Net investment income and gains were $62 thousand and $162 thousand for the three-months and six-months ended June 30, 2011 and $188 thousand and $331 thousand for the same periods last year. The lower investment performance was mainly due to interest income received on the trust preferred debt in the prior year, which was extinguished in December of 2010, partially offset by a slight increase in realized gains on the equity securities portfolio as investment market conditions continued to improve during the year.

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

Effective May 15, 2011, the Company entered into a new catastrophe agreement with Shelter Mutual Insurance Company. The Reinsurer shall be liable for private passenger automobile physical damage coverage with respect to each loss occurrence, for the ultimate net loss over and above an initial ultimate net loss of $400,000 each loss occurrence, subject to a limit of liability to the reinsurer of $1,600,000 each loss occurrence, and further subject to a limit of liability to the reinsurer of $3,200,000 with respects to all loss occurrences commencing during the term of this contract.

Effective April 1, 2011, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. for the 2011 treaty year business. The Company has agreed to cede 50% of the bodily injury liability, physical damage and other automobile liability coverages. The reinsurance contract will cover the state of Florida. The losses incurred are ceded on a similar basis.

The Company will receive a 19% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio as a percentage of earned premium is 75.5% or greater. If the loss ratio is less than 75.5%, but not less than 71.5% then the ceding commission shall be 19.0%, plus one half of the difference in percentage points between 75.5% and the actual loss ratio. If the loss ratio is 71.5% or less, then the ceding commission rate will be 21.0%. The Company receives a provisional commission rate of 20% in advance, which is subject to adjustment once the final loss ratio is known.

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

As a result of the reinsurance agreements, the Company is currently ceding approximately 67% of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the six-months ended June 30, 2011 and 2010 was $35.5 million and $30.3 million, respectively.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $10.2 million and $17.2 million for the three-months and six-months ended June 30, 2011, compared to $5.9 million and $11.8 million for the same period in 2010. As a percentage of earned premiums, the loss ratio for the three-months and six-months ended June 30, 2011 was 110.2% and 93.8% and 69.7% and 70.2%, for the same periods in 2010. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. The year-over-year increase was primarily driven by development on claims from prior accident years. The impact to loss and loss adjustment expense for the three-month periods is $2.9 million or 30.7 loss ratio points and the six-month period impact is $4.1 million or 22.2 loss ratio points, respectively. The development was on the personal injury protection (PIP) coverage related to policies written in Florida Market and the bodily injury coverage.

Operating Expenses

The selling, general and administrative expenses were $7.6 million and $15.8 million for the three-months and six-months ended in June 30, 2011 and $7.5 million and $16.1 million, when compared to the same period of 2010. The operating expenses were essentially flat for the quarter. The decrease in expenses for the six-months relates to lower selling expenses of $0.9 million, offset by an increase in personnel costs of $0.6 million in the wholesale division. The expenses as a percentage of revenue decreased to 51.4% for the three-months ended June 30, 2011 compared to 52.4% for the same period of 2010. The year over year percentage decreased to 51.7% from 52.6% for the six-months ended June 30, 2011. The decrease for the six-months ended June 30, 2011 is mainly driven by the aforementioned expense items. Depreciation and amortization expenses were flat. Interest expense was lower during the quarter by $85 thousand and $177 thousand in 2011 as compared to the same periods in the prior year, resulting from the 2010 interest expense on related party notes payable and interest expense on the trust preferred, which was extinguished in late 2010.

Income Tax (Benefit) Expense

The income tax expense for the three-months and six months ended June 30, 2011 from the continuing and discontinued operations was $1.3 million benefit for both periods compared to $2 thousand tax benefit and $0.6 million tax expense for the same periods last year. The increase in the tax benefit during the quarter and the year primarily relates to the losses on continuing operations.

Financial Condition

As of June 30, 2011, the Company had investments and cash of $13.7 million, compared to $21.5 million as of December 31, 2010. The Company’s investment strategy is to be invested in highly liquid short-term investments and equity securities as well as investing in bonds with short durations in order to meet its insurance obligations. As of June 30, 2011, the Company had $2.0 million in cash and short-term investments, which included $0.5 million of cash restricted to provide security for certain reinsurance reserve obligations. The equity security portfolio amounted to $2.3 million and is diversified amongst various industries. The Company’s long term investments of $8.7 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The other long term investments of $0.7 million represent low income housing tax credits, which will be used to offset the Company’s tax liability.

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

Receivable from insureds as of June 30, 2011, decreased $1.4 million to $31.7 million compared to $33.1 million as of December 31, 2010. The balance represents amounts due from AAIC’s insured’s and the decrease is directly attributable to the decline in the AAIC’s premium writings during the first six-months of 2011. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverables as of June 30, 2011, increased $12.4 million, to $46.4 million compared to $34.0 million as of December 31, 2010. The increase is directly related to an increase in ceded paid losses and the timing of settlements with the reinsurers for AAIC. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it ceded approximately 62% of premiums and 67% of losses through the six-months of 2011. The $46.4 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid.

Prepaid reinsurance premiums as of June 30, 2011, decreased $2.4 million to $21.2 million compared to $23.6 million as of December 31, 2010. The decrease results from AAIC’s decline in premium during the six months of 2011 and represents premiums ceded to its reinsurers which have not been fully earned.

Property and equipment, net of accumulated depreciation increased by $104 thousand to $1.9 million as of June 30, 2011, compared to the balance at December 31, 2010. Prepaid expenses as of June 30, 2011, decreased $153 thousand to $389 thousand as of June 30, 2011, compared to $542 thousand as of December 31, 2010. The decrease in prepaid was mainly due to a decline in prepaid rent and general and administrative expenses.

Other receivables as of June 30, 2011 increased $0.7 million to $1.1 million when compared to December 31, 2010. The increase relates to $0.5 million issuance of a notes receivable to the purchaser of the TrustWay agencies and $0.2 million increase for balances due to MGA from insurance carriers and agents for amounts owed in accordance with the terms of its managing general agency agreements.

Assets of businesses held for sale and discontinued operations decreased $3.4 million to $4.9 million as of June 30, 2011 from the balance of $8.3 million as of December 31, 2010. This decrease is mainly related to the write down of the intangibles and assets held for sale and disposed of during the quarter. See note 11 of the Consolidated Financial Statements for further information.

Prepaid income taxes remained flat at $0.2 million as of June 30, 2011, when compared to the balance at December 31, 2010. Deferred tax assets increased $1.2 million as of June 30, 2011 compared to the balance as of December 31, 2010. This increase was mainly due to operating loss carryforwards on the losses from continuing operations.

Accounts payable and accrued expenses as of June 30, 2011, decreased $0.7 million from December 31, 2010 to $6.1 million from $6.8 million. The decrease is primarily due to $0.7 million in lower general and administrative expense accruals and lower accrued expenses for personnel salary costs.

Unearned premium as of June 30, 2011 decreased $2.0 million to $32.2 million as of June 30, 2011 from $34.2 million as of December 31, 2010, and represents premiums written but not earned. This is directly attributable to a decrease in AAIC’s premium writings during the first six-months of 2011.

Unpaid losses and loss adjustment expenses increased $9.4 million to $42.7 million as of June 30, 2011 from $33.3 million at December 31, 2010. This amount represents management’s estimates of future amounts needed to pay claims and related expenses. The increase is primarily related to reserve strengthening and increased loss frequency.

Reinsurance payable as of June 30, 2011 decreased $0.9 million to $28.5 million, compared to $29.4 million as of December 31, 2010. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains nine quota-share reinsurance treaties with its reinsurers and is currently ceding approximately 62% of premiums for all of its states for 2011. The decrease is mainly due to the decrease in premiums during the year and the timing of settlements with reinsurers.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of June 30, 2011 decreased $1.2 million to $2.1 million, compared to the balance at December 31, 2010 of $3.3 million. The decrease is related to the provisional payments made on prior treaty years during the second quarter of 2011.

Notes and interest payable as of June 30, 2011 remained at $0.2 million as compared to December 31, 2010.

Liquidity and Capital Resources

Net cash used by operating activities for the six-months ended June 30, 2011, was $8.2 million compared to net cash provided by operating activities of $2.0 million for the same period of 2010. The decrease in operating cash was primarily driven by lower premium volume and lower ceded claims for approximately $1.4 million, timing on settlement of ceding commission of $3.7 million, return of $1.3 million held as restricted on behalf of the reinsurer and payment of provisional commissions of $1.8 million.

Investing activities provided cash for the six-months ended June 30, 2011 of $1.7 million as compared to $330 thousand used as of June 30, 2010. The increase relates to $1.3 million transfer of cash for restricted funds held for reinsurers and $0.8 million related to the sale of the TrustWay insurance agencies, offset by $0.4 million of purchases of property and equipment related to the wholesale division.

Financing activities for the six-months ended June 30, 2011, provided cash of $67 thousand compared to $430 thousand of cash used in 2010. The year-over-year increase relates to $500 thousand of related party debt repaid in the previous year.

On June 30, 2010, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Loan Agreement between the Company and Wells Fargo Bank, N.A. (as successor in interest by merger to Wachovia Bank, N.A.) (the “Lender”). The First Amendment amends the Loan Agreement, dated July 17, 2009, between the Company and the Lender (the “Loan Agreement”).

The First Amendment extends the maturity date for the facility to July 16, 2011. However, the lender extended the agreement through September 30, 2011. The proceeds of the facility may be used for funding certain permitted acquisitions, funding short-term loans to the Company’s wholly owned subsidiary, AAIC, or for working capital or general corporate needs in the ordinary course of business. When the facility matures, the Company will still be able to meet its obligations if the line of credit is not renewed. The credit facility is secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay and MGA, and is guaranteed by the same entities. In addition, TrustWay pledged its ownership interest in TrustWay T.E.A.M., Inc., which is also a guarantor.

The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of June 30, 2011, the Company received a waiver for the fixed charge covenant, but was in compliance with all the other covenants. The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12-month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreases to 1.10 for each of the fiscal quarters ended June 30, 2010, and September 30, 2010 and increases to 1.25 for each subsequent fiscal quarter. The interest rate is 3.00% plus 90-day LIBOR (3.246% June 30, 2011) due and payable monthly. As of June 30, 2011, there is $1.5 million in borrowings outstanding under the credit agreement. In addition to the Company’s line of credit, the liquidity and capital needs will be met through premiums, commissions and fee income.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum Statutory Capital and Surplus of $3.0 million. As of June 30, 2011, AAIC’s statutory Capital and Surplus was $10.2 million.

Off-Balance Sheet Arrangements

The Company does have off balance sheet leasing arrangements. For further information, please refer to Note 11 in the financial statements.

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

At June 30, 2011, and December 31, 2010, we had $13.5 million and $9.9 million of net loss and LAE reserves, respectively, which included $5.8 million and $5.2 million of case reserves and $7.7 million and $4.7 million of IBNR reserves. During 2011, the Company’s case reserves increased $0.6 million and IBNR reserves increased $3.0 million. This increase in reserves is related to reserve strengthening and adjustments to the actuarial estimate for prior accident years related to the bodily injury and personal injury protection coverages.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of June 30, 2011 and December 31, 2010:

	2011	2010
Personal Auto Liability	$40,908,665	$31,638,391
Personal Auto Physical Damage	1,790,090	1,672,676

Total Gross Reserves-Unpaid Losses and LAE	$42,698,755	$33,311,067

The increase in gross reserves was $9.4 million representing an increase in the auto physical damage coverage of $0.1 million and $9.3 million in bodily injury and personal injury protection coverages.

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

The following table provides the estimated changes in the liability and related payments made for the six-months ended June 30, 2011 and 2010:

	2011	2010
Change in net loss and LAE reserves	$3,600,592	$(2,979,132)
Paid losses and LAE	13,585,939	14,814,875

Total incurred losses and LAE	$17,186,531	$11,835,743

Loss and LAE ratio(1)	93.8%	70.2%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

Losses and Loss Adjusment Expenses (LAE)

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

During the six-months ended June 30, 2011, our loss and LAE ratio increased 23.6%, as compared to .2% increase in the same period a year ago, which reflects reserve strengthening for prior year loss development. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

The table below presents the development experienced in the following periods:

	2011	2010
Prior year incurred losses	$4,068,010	$291,005
Current year incurred losses and LAE	13,118,521	11,544,738

Total incurred losses and LAE	$17,186,531	$11,835,743

Increase to the calendar year loss and LAE ratio	23.6%	0.2%

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

Effective May 15, 2011, the Company entered into a new catastrophe agreement with Shelter Mutual Insurance Company. The Reinsurer shall be liable private passenger automobile physical damage coverage with respect to each loss occurrence, for the ultimate net loss over and above an initial ultimate net loss of $400,000 each loss occurrence, subject to a limit of liability to the reinsurer of $1,600,000 each loss occurrence, and further subject to a limit of liability to the reinsurer of $3,200,000 with respects all loss occurrences commencing during the term of this contract.

Effective April 1, 2011, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. for the 2011 treaty year business. The Company has agreed to cede 50% of the bodily injury liability, physical damage and other automobile liability coverages. The reinsurance contract will cover the state of Florida. The losses incurred are ceded on a similar basis.

The Company will receive a 19% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio as a percentage of earned premium is 75.5% or greater. If the loss ratio is less than 75.5%, but not less than 71.5% then the ceding commission shall be 19.0%, plus one half of the difference in percentage points between 75.5% and the actual loss ratio. If the loss ratio is 71.5% or less, then the ceding commission rate will be 21.0%. The Company receives a provisional commission rate of 20% in advance, which is subject to adjustment once the final loss ratio is known.

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

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The Company has nine reinsurers, of which eight are A- rated or better based on the most recent A.M. Best ratings available. While the ninth reinsurer does not have a rating, the contract is in run-off. Further, the reinsurers cover up to $2,000,000 in aggregate claims for extra contractual obligations each policy year.

The impact of reinsurance on the income statement as of June 30 is as follows:

	2011	2010
Premiums ceded written	$30,610,383	$36,620,776
Ceded commissions incurred	$6,295,661	$8,251,452
Ceded losses and loss adjustment expenses incurred	$35,542,035	$30,341,054

The impact of reinsurance on the balance sheets as of June 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Reinsurance recoverable	$46,437,218	$34,013,415
Ceded unpaid losses and loss adjustment expense	$29,197,542	$23,410,446
Ceded prepaid premiums	$21,177,158	$23,643,822
Reinsurance payable	$28,518,279	$29,426,944

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force. During 2011, the Company ceded approximately 62% of its premium and 67% of losses during the first six months of June 30, 2011 as compared to approximately 68% of its premium and 72% of losses were ceded to reinsurers for the prior year. The ceded premium and losses reflect the new contract terms entered into during 2011 as previously mentioned. The ceded premium under these reinsurance agreements for the six-months ended June 30, 2011 and 2010 were $30.6 million and $36.6 million, respectively. The related ceding commission was approximately $6.3 million in 2011 and $8.3 million in 2010. The lower ceded premium and commission were mainly due to lower production and the reduced ceded premium related to the state of Florida, which is ceded at 50% effective April 1, 2011.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE for the six months ended June 30, 2011 and 2010 by $35.5 million and $30.3 million, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverables. As of June 30, 2011, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy the Company’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $46.4 million and $34.0 million as of June 30, 2011 and December 31, 2010, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $29.2 million and $23.4 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other reinsurers under the terms of reinsurance agreements in the amount of $17.2 million and $10.6 million as of June 30, 2011 and December 31, 2010, respectively. The paid loss recoverables are in good standing as of June 30, 2011.

The Company’s ceded prepaid premium relates to policies in force and is earned ratably over the policy period. As of June 30, 2011 and December 31, 2010, the ceded prepaid premiums amounted to $21.2 million and $23.6 million, respectively. Reinsurance payable of $28.5 million and $29.4 million as of June 30, 2011 and December 31, 2010, respectively, and represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis. Effective for the 2011 treaty year, the Company will receive ceding commissions on a ceded earned basis, whereas for prior treaty years ceding commissions were based on ceded written premiums. The Company does not have any balances that are in dispute through June 30, 2011.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes a significant amount of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. The Company paid ceded premiums net of commissions of $25.1 million for both the six-months ended June 30, 2011 and 2010, respectively and received reinsurance recoverables on paid loss and loss adjustment expenses of $23.1 million and $38.5 million during the same periods.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of June 30, 2011, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For 2011, each non-officer director may choose between (i) an amount in cash equal to $15,000 plus the number of shares equal to $15,000 divided by the share price on December 31, of the prior year or (ii) the number of shares equal to $30,000 divided by the share price on December 31, of the prior year. During the first six-months of 2011, the Company issued 316,174 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The Company issued 264,703 shares on March, 22, 2011 and 51,471 shares on May 27, 2011 to the directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

(a)	Exhibits.

10.29	Quota share reinsurance agreement between Assurance America Insurance Company and Greenlight Reinsurance, Ltd. dated April 1, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSURANCEAMERICA CORPORATION

By:	/s/ GUY W. MILLNER
Guy Millner
Chairman and CEO

Date: August 12, 2011

By:	/s/ SHEREE S. WILLIAMS
Sheree S. Williams
Chief Financial Officer

Date: August 12, 2011