Form 10-Q
period 2011-09-30
ASSURANCEAMERICA CORP
filed 2011-11-14
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 65,810,531 shares of the Registrant’s $.01 par value Common Stock outstanding as of November 9, 2011.

ASSURANCEAMERICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$4,639,419	$7,958,473
Cash restricted	504,069	1,802,990
Short-term investments	125,008	145,085
Long-term investments, at fair value (amortized cost $5,679,805 and $8,561,245)	5,753,687	8,630,776
Marketable equity securities, at fair value (cost $1,821,545 and $1,978,166)	1,776,076	2,243,235
Other long-term investments	658,543	727,288
Investment income due and accrued	85,042	180,487
Receivable from insureds	30,931,079	33,120,082
Reinsurance recoverable (including $14,699,366 and $10,602,969 on paid losses)	44,233,444	34,013,415
Prepaid reinsurance premiums	21,465,291	23,643,822
Deferred acquisition costs	2,176,746	2,286,118
Property and equipment (net of accumulated depreciation of $3,779,833 and $3,260,449)	1,937,535	1,838,203
Other receivables	1,041,750	384,057
Prepaid expenses	482,749	541,736
Security deposits	33,833	33,833
Assets of discontinued operations	799,570	8,290,462
Prepaid income tax	180,826	106,864
Deferred tax assets	3,537,208	1,837,551

Total assets	$120,361,875	$127,784,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$5,980,068	$6,770,890
Unearned premium	31,302,797	34,217,108
Unpaid losses and loss adjustment expenses	43,460,427	33,311,067
Reinsurance payable	26,163,570	29,426,944
Provisional commission reserve	2,437,780	3,289,272
Funds withheld from reinsurers	575,000	1,875,000
Liabilities of discontinued operations	643,548	2,026,825
Revolving line of credit	0	1,500,000
Notes and interest payable	132,925	175,420

Total liabilities	110,696,115	112,592,526

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and outstanding 65,810,531 and 65,494,357)	658,105	654,943
Surplus-paid in	18,230,253	17,875,779
Accumulated deficit	(9,240,355)	(3,547,896)
Accumulated other comprehensive gains:
Net unrealized gains on investment securities, net of taxes	17,757	209,125

Total stockholders’ equity	9,665,760	15,191,951

Total liabilities and stockholders’ equity	$120,361,875	$127,784,477

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION

(Unaudited) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Gross premiums written	$22,160,011	$24,908,126	$71,570,796	$78,946,512
Gross premiums ceded	(15,395,290)	(16,636,790)	(46,005,673)	(53,257,566)

Net premiums written	6,764,721	8,271,336	25,565,123	25,688,946
(Increase) decrease in unearned premiums, net of prepaid reinsurance premiums	1,210,593	25,191	724,112	(520,796)

Net premiums earned	7,975,314	8,296,527	26,289,235	25,168,150
Commission income	3,210,775	3,714,076	9,612,330	11,434,897
Managing general agent fees	2,535,896	2,693,884	8,162,882	8,332,545
Net investment income	81,831	165,427	186,178	501,917
Net investment gains (losses) on securities	(7,278)	3,627	49,933	(2,075)
Other income	12,796	0	12,796	0

Total revenue	13,809,334	14,873,541	44,313,354	45,435,434

Expenses:
Losses and loss adjustment expenses	7,559,973	6,056,487	24,746,504	17,892,230
Selling, general and administrative expenses	8,038,430	7,964,288	23,823,895	24,048,423
Stock option expense	88,264	103,939	262,784	317,308
Depreciation and amortization expense	190,797	149,432	519,384	431,767
Interest expense	947	92,483	7,494	276,727

Total operating expenses	15,878,411	14,366,629	49,360,061	42,966,455

Income (loss) from continuing operations before income taxes	(2,069,077)	506,912	(5,046,707)	2,468,979
Income tax benefit (expense) on continuing operations	757,799	(243,873)	1,833,586	(1,074,181)

Income (loss) from continuing operations	(1,311,278)	263,039	(3,213,121)	1,394,798

Loss from discontinued operations (including loss on disposal of $659,409 and $1,160,566 for the three and nine months ended 2011)	(92,093)	(369,456)	(2,236,540)	(1,096,085)
Income tax benefit (expense) on discontinued operations	(460,521)	138,546	(242,795)	411,032

Loss from discontinued operations, net of taxes	(552,614)	(230,910)	(2,479,335)	(685,053)

Net income (loss)	$(1,863,892)	$32,129	$(5,692,456)	$709,745

Earnings (loss) Per Common Share
Basic-Income (loss) from continuing operations	$(0.020)	$0.004	$(0.049)	$0.021
Diluted-Income (loss) from continuing operations	$(0.020)	$0.004	$(0.049)	$0.021
Basic-Loss from discontinued operations	$(0.008)	$(0.004)	$(0.038)	$(0.010)
Diluted-Loss from discontinued operations	$(0.008)	$(0.004)	$(0.038)	$(0.010)
Basic-Net income (loss)	$(0.028)	$0.000	$(0.087)	$0.011
Diluted-Net income (loss)	$(0.028)	$0.000	$(0.087)	$0.011
Weighted average shares outstanding-basic	65,797,593	65,494,357	65,717,987	65,458,460
Weighted average shares outstanding-diluted	65,797,593	66,139,978	65,717,987	65,957,494

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(1,863,892)	$32,129	$(5,692,456)	$709,745

Other comprehensive gains (losses):
Change in unrealized gains (losses) of investments:
Unrealized gains (losses) arising during the year	(461,879)	305,600	(256,255)	445,424
Reclassification adjustment for realized (gains) and losses recognized during the year	7,278	(3,627)	(49,933)	2,075

Net change in unrealized gains (losses)	(454,601)	301,973	(306,188)	447,499
Deferred income taxes on above changes	170,475	(113,239)	114,820	(167,812)

Other comprehensive gain (loss)	(284,126)	188,734	(191,368)	279,687

Comprehensive income (loss)	$(2,148,018)	$220,863	$(5,883,824)	$989,432

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Income (loss) of continuing operations	$(3,213,121)	$1,394,798
Loss of discontinued operations	(2,479,335)	(685,053)

Net income (loss)	(5,692,456)	709,745
Adjustments to net income (loss) to net cash provided (used) by operating activities
Net investment (gains) losses on securities	(49,933)	2,075
Depreciation and amortization	775,815	945,472
Loss on disposal of property and equipment	3,084	0
Loss on disposal of discontinued operations	1,160,566	0
Stock-based compensation	262,784	317,308
Deferred tax provision	(1,584,837)	395,389
Changes in assets and liabilities:
Investment income due and accrued	95,445	(12,522)
Receivables	1,956,312	(124,276)
Prepaid expenses	58,987	(528,580)
Unearned premiums	(2,914,311)	1,351,655
Unpaid loss and loss adjustment expenses	10,149,360	(10,301,857)
Ceded reinsurance payable	(3,263,374)	1,634,760
Reinsurance recoverable	(10,220,029)	11,632,163
Prepaid reinsurance premiums	2,178,531	(830,861)
Accounts payable and accrued expenses	(790,824)	(193,976)
Prepaid income taxes	(73,962)	258,602
Other operating activities	295,396	0
Funds withheld from reinsurers	(1,300,000)	0
Deferred acquisition costs	109,372	(150,368)
Provisional commission reserve	(851,492)	(704,908)

Net cash provided (used) by operating activities - continuing operations	(9,695,566)	4,399,821
Net cash provided (used) by operating activities - discontinued operations	(150,859)	83,330

Net cash provided (used) by operating activities	(9,846,425)	4,483,151

Cash flows from investing activities:
Purchases of property and equipment	(737,804)	(392,746)
Change in short-term investments	20,077	4,769
Proceeds from sales, call and maturities of investments	4,659,652	1,357,895
Purchases of investments	(1,671,690)	(2,871,746)
Transfer of restricted cash to cash	1,298,920	(2,337)
Proceeds received on sale of agencies discontinued operations	4,255,000	0

Net cash provided (used) by investing activities - continuing operations	7,824,155	(1,904,165)
Net cash (used) by investing activities - discontinued operations	(10,370)	(274,213)

Net cash provided (used) by investing activities	7,813,785	(2,178,378)

Cash flows from financing activities:
Repayment of line of credit	(1,500,000)	0
Repayment of notes payable and related party debt	(42,495)	(517,083)
Stock issued, net of expenses	94,852	105,000

Net cash (used) by financing activities – continuing operations	(1,447,643)	(412,083)
Net cash (used) by financing activities – discontinued operations	0	(57,600)

Net cash (used) by financing activities	(1,447,643)	(469,683)

Net increase (decrease) in cash and cash equivalents	(3,480,283)	1,835,090
Cash and cash equivalents, beginning of period – continuing operations	7,958,473	6,155,305
Cash and cash equivalents, beginning of period – discontinued operations	420,541	98,338

Cash and cash equivalents, end of period	4,898,731	8,088,733
Less cash and cash equivalents, end of period of discontinued operations	259,312	346,821

Cash and cash equivalents, end of period of continuing operations	$4,639,419	$7,741,912

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2011 and 2010

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

Other long-term investments. Our other long-term investments consists of low income federal housing tax credits, which are being amortized over the life of the credits using the amortized cost method. The credits will be utilized over 10 years as required by the federal government and will be offset against the Company’s federal income tax expenses.

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2010 as filed with the Securities and Exchange Commission in the 2010 Form 10-K.

Balance sheet reclassifications

Balance sheet reclassifications have been made in 2010 in order to conform to the discontinued operations presentation as discussed in Note 7 for 2011.

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

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary results in a charge to income, resulting in the establishment of a new cost basis for the security. Gross unrealized gains, net of unrealized losses as of September 30, 2011 and December 31, 2010 were $28,413 and $334,600, respectively.

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

A summary of investments follows as of:

	September 30, 2011	December 31, 2010
Short-term investments and bank certificates of deposit	$125,008	$145,085
U.S. government sponsored enterprises	4,211,607	4,617,953
Corporate debt securities	1,542,080	4,012,823
Marketable equity securities	1,776,076	2,243,235
Other long-term investments	658,543	727,288

Total	$8,313,314	$11,746,384

The amortized cost, fair value and gross unrealized gains or losses of U.S. sponsored enterprises and corporate debt securities available-for-sale at September 30, 2011 and December 31, 2010, by contractual maturity, is shown below:

Years to Maturity — September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$1,090,633	$529	$13,831	$1,077,331
One to five years	3,128,552	174,971	0	3,303,523
Five to ten years	547,772	0	83,022	464,750
Over ten years	912,848	13,236	18,001	908,083

Total	$5,679,805	$188,736	$114,854	$5,753,687

Years to Maturity — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$1,022,943	$0	$9,980	$1,012,963
One to five years	5,365,295	136,961	91,481	5,410,775
Five to ten years	1,005,508	20,740	5,106	1,021,142
Over ten years	1,167,499	18,477	80	1,185,896

Total	$8,561,245	$176,178	$106,647	$8,630,776

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at September 30, 2011 and December 31, 2010, by security type, is shown below:

Security Type — September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,041,401	$188,207	$18,001	$4,211,607
Corporate debt securities	1,638,404	529	96,853	1,542,080
Marketable equity securities	1,821,545	123,140	168,609	1,776,076

Total	$7,501,350	$311,876	$283,463	$7,529,763

Security Type — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,493,940	$129,199	$5,186	$4,617,953
Corporate debt securities	4,067,305	46,979	101,461	4,012,823
Marketable equity securities	1,978,166	350,552	85,483	2,243,235

Total	$10,539,411	$526,730	$192,130	$10,874,011

As of September 30, 2011, the Company has determined that all of the unrealized losses in available-for-sale securities were temporary.

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

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
September 30, 2011:
U.S. government sponsored enterprises	$18,001	$644,433	$0	$0
Corporate debt securities	13,831	576,656	83,022	464,750
Marketable equity securities	95,031	616,312	73,578	169,399

	$126,863	$1,837,401	$156,600	$634,149

December 31, 2010:
U.S. government sponsored enterprises	$5,186	$1,165,156	$0	$0
Corporate debt securities	11,306	1,368,312	90,155	457,325
Marketable equity securities	12,570	154,679	72,913	368,369

	$29,062	$2,688,147	$163,068	$825,694

The total proceeds received on sales, maturities and calls on investments amounted to $4,659,652 and $1,357,895 for the nine months ended September 30, 2011 and 2010, respectively. The Company had realized gains and losses of $115,183 and $65,250 during 2011, respectively, and $47,443 and $49,518 during 2010, respectively.

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

The following table illustrates the recurring fair value measurements as of September 30, 2011:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,211,607	$4,211,607	$0	$0
Corporate debt securities	1,542,080	0	1,542,080	0
Marketable equity securities	1,776,076	1,776,076	0	0

Total	$7,529,763	$5,987,683	$1,542,080	$0

The following table illustrates the recurring fair value measurements as of December 31, 2010:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,617,953	$4,617,953	$0	$0
Corporate debt securities	4,012,823	0	4,012,823	0
Marketable equity securities	2,243,235	2,243,235	0	0

Total	$10,874,011	$6,861,188	$4,012,823	$0

The following table illustrates the nonrecurring fair value measurement for intangibles net of amortization as of September 30, 2011:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Intangible Assets:
Beginning balance at December 31, 2010	$5,969,215	$0	$0	$5,969,215
Sale of TrustWay Agencies	(5,776,702)	0	0	(5,776,702)
Amortization of intangibles	(192,513)	0	0	(192,513)

Ending balance September 30, 2011	$0	$0	$0	$0

The following table illustrates the nonrecurring fair value measurement for intangibles net of amortization as of December 31, 2010:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Intangible Assets:
Beginning balance at December 31, 2009	$7,509,934	$0	$0	$7,509,934
Goodwill write down	(1,519,200)	0	0	(1,519,200)
Additional intangibles related to acquisitions	355,275	0	0	355,275
Amortization of intangibles	(376,794)	0	0	(376,794)

Ending balance December 31, 2010	$5,969,215	$0	$0	$5,969,215

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	September 30, 2011	December 31, 2010
Case basis	$5,187,568	$5,180,252
IBNR	8,738,781	4,720,369

Total	$13,926,349	$9,900,621

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

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements the Company has four reinsurers that are required to collateralize the reinsurance recoverable. As of September 30, 2011 all four reinsurers have provided a letter of credit or secured trust accounts to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverable approximates its carrying amounts.

The impact of reinsurance on the statements of operations for the period ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Premiums written:
Direct	$22,160,011	$24,908,886	$71,570,796	$78,947,429
Assumed	0	(760)	0	(917)
Ceded	(15,395,290)	(16,636,790)	(46,005,673)	(53,257,566)

Net	$6,764,721	$8,271,336	$25,565,123	$25,688,946

Premiums earned:
Direct	$23,085,387	$25,437,176	$74,485,634	$77,595,773
Assumed	0	(761)	(529)	(918)
Ceded	(15,110,073)	(17,139,888)	(48,195,870)	(52,426,705)

Net	$7,975,314	$8,296,527	$26,289,235	$25,168,150

Losses and loss adjustment expenses incurred:
Direct	$23,638,301	$21,105,038	$76,366,694	$63,245,870
Assumed	14	5,949	187	41,914
Ceded	(16,078,342)	(15,054,500)	(51,620,377)	(45,395,554)

Net	$7,559,973	$6,056,487	$24,746,504	$17,892,230

The impact of reinsurance on the balance sheets as of the date indicated is as follows:

	September 30, 2011	December 31, 2010
Unpaid losses and loss adjustment expense:
Direct	$43,355,037	$33,188,235
Assumed	105,390	122,832
Ceded	(29,534,078)	(23,410,446)

Net	$13,926,349	$9,900,621

	September 30, 2011	December 31, 2010
Unearned premiums:
Direct	$31,302,268	$34,216,544
Assumed	529	564
Ceded	(21,453,623)	(23,643,822)

Net	$9,849,174	$10,573,286

The Company receives commissions on its reinsurance agreements for treaty year 2011 on the basis of ceded collected premium. The Company received commissions on its reinsurance agreements for treaty year 2010 and prior on the basis of ceded written premium. The Company pays the reinsurers premium on the basis of ceded collected premium for all of its reinsurance agreements.

As of September 30, 2011 the Company received $5,539,560 in commissions on ceded collected premiums and refunded $1,003,689 in commissions on returned ceded written premium, for net commissions of $4,535,871. Had all of the Company’s reinsurance agreements been cancelled at September 30, 2011, the Company would have returned $3,057,231 in reinsurance commissions to its reinsurers and its reinsurers would have returned $4,177,525 in collected premiums to the Company.

(7) Assets and Liabilities of Discontinued Operations

Discontinued Operations

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

On September 30, 2011, the Company sold its Florida insurance agencies and received a total of $2,850,000 in cash related to the sale of assets. The fair value of these assets was $3,489,717 and the Company recognized a pre-tax loss on disposal in the amount of $639,717. The pre-tax loss on discontinued operations for the Florida agencies amounted to $1,121,910. The purchase price related to this sale could increase as much as $250,000, subject to expense savings adjustments. The adjustment period will commence October 1, 2011 and end on January 31, 2012.

Effective July 31, 2011, the Company sold its Alabama insurance agencies. The Company received $75,000 in cash and issued a promissory note receivable in the amount of $225,000 related to the sale. The fair value of these assets was $560,485 and the Company recognized a pre-tax loss on disposal of $260,485. The pre-tax loss on the discontinued operations for the Alabama agencies amounted to $175,606. The principal amount payable is due in four consecutive installments of $45,000 on August 1, 2012 and 2013, with the remaining installments of $67,500 due on August 1, 2014 and 2015. The interest rate is 10% per annum and is payable on the unpaid balance on the last day of each quarter (April 30, July 31, October 31, and January 31,) commencing with the first date of the note until the maturity date.

Effective July 2, 2011, the Company sold the stock of TrustWay T.E.A.M, Inc and TrustWay T.E.A.M. Services, LLC. The Company received $280,000 in cash related to the sale. The fair value of these assets amounted to $83,208, resulting in a pre-tax gain on disposal of $196,792. The pre-tax income on the discontinued operations amounted to $122,942 for TrustWay T.E.A.M.

On June 30, 2011, the Company sold its Georgia insurance agencies. The Company received $750,000 in cash and received a promissory note receivable in the amount of $500,000 related to the sale and is due and payable by November 15, 2011 at an interest rate of 8% per annum. The fair value of these assets was $1,707,156 and the Company recognized a pre-tax loss on disposal of $457,157. The pre-tax income on the discontinued operations for the Georgia agencies amounted to $98,599.

The assets and liabilities of the aforementioned businesses are all classified as discontinued operations at September 30, 2011 and December 31, 2010 are summarized below. A reclassification was made in the prior year to be comparable to the 2011 presentation.

	September 30, 2010	December 31, 2010
Assets
Cash and cash equivalents	$259,312	$420,541
Current receivables	405,445	1,392,274
Property and equipment, net of accumulated depreciation	0	314,429
Intangibles, net of accumulated amortization	0	5,969,215
Other	134,813	194,003

Assets of discontinued operations	$799,570	$8,290,462

Liabilities
Accounts payable and accrued expenses	$643,548	$2,026,825

Liabilities of discontinued operations	$643,548	$2,026,825

Summarized financial information for revenues and losses on discontinued operations is shown below.

	Nine Months Ended September 30,
	2011	2010
Revenues	$4,632,321	$6,377,704

Operations
Loss from discontinued operations before income taxes	$(1,075,974)	$(1,096,085)
Income tax benefit	403,491	411,032

loss from discontinued operations, net of taxes	$(672,483)	$(685,053)

Disposal
Loss on disposal before income taxes	$(1,160,566)	$0
Income tax expense	(646,286)	0

Loss on disposal, net of taxes	$(1,806,852)	$0

Loss from discontinued operations, net of taxes	$(2,479,335)	$(685,053)

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

The First Amendment extends the maturity date for the facility to July 16, 2011. However, the lender extended the agreement through September 30, 2011 and it will not be renewed and was paid off during 2011. The proceeds of the facility in the past was used for funding certain permitted acquisitions, funding short-term loans to the Company’s wholly owned subsidiary, AAIC, or for working capital or general corporate needs in the ordinary course of business. The credit facility was originally secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay and MGA, and was guaranteed by the same entities.

The Loan Agreement and the First Amendment include customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of September 30, 2011, the Company expects to receive a waiver for the fixed charge and net worth covenants. The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12-month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreased to 1.10 for each of the fiscal quarters ended June 30, 2010 and September 30, 2010 and increased to 1.25 for each subsequent fiscal quarter. The interest rate is 3.00% plus 90-day LIBOR (3.374% at September 30, 2011) due and payable monthly. As of September 30, 2011 the Company did not have any borrowings outstanding and as of December 31, 2010, there was $1.5 million in borrowings outstanding under the credit agreement.

Notes Payable

The Company had two notes payable outstanding as of September 30, 2011. First, on January 14, 2008 the Company issued a note payable in the amount of $276,250 with Information Distribution & Marketing, Inc. for the purchase of a software package that grants the Company a perpetual license to the source code and the ability to develop derivatives and advance the product to meet business demands and react to changing market conditions. The note requires monthly principal and interest payments beginning in January 2008 and matures in November 2012 with an interest rate of 2.8871% per annum. The outstanding principal balance on the note at September 30, 2011 and December 31, 2010 was $72,984 and $115,480, respectively.

Second, as a result of the acquisition of First Choice Insurance Agency effective February 26, 2009 the Company issued an unsecured promissory note payable to the former owner in the amount of $115,200 which carries an interest rate of 5%, with four equal yearly installments of principal and interest payments beginning February 26, 2010. The outstanding balance on the note at September 30, 2011 and December 31, 2010 was $57,600. Further, the Company had accrued interest of $2,341 related to its line of credit as of September 30, 2011.

Scheduled Maturities of Long-term Debt

The aggregate annual maturities of payments due on long-term debt outstanding as of September 30, 2011 are as follows:

Amount
2011	$16,730
2012	87,395
2013	28,800

Total	$132,925

(9) Capital Stock

Common Stock

During the first nine months of 2011 and 2010, the Company issued 316,174 and 350,000 shares of common stock, $.01 par value to its board of directors, respectively.

Stock-Based Compensation

In April of 2010, the Company’s shareholders approved a new Stock Incentive Plan (the “2010 Plan”). The Company’s 2010 Plan provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value). The aggregate number of common shares authorized under the 2010 Plan is currently 2,000,000. The common stock is reserved and available for issuance pursuant to awards granted to participants under 2010 Plan. As of September 30, 2011, there were 1,402,000 shares of the Company’s common stock subject to outstanding awards under the 2010 Plan.

The Company’s Prior 2000 Incentive Plan (the “Prior Plan”) has an aggregate total of 8,500,000 authorized common shares, but no additional awards will be granted under this Plan, as it expired in June 2010. As of September 30, 2011, there were 4,418,600 shares of the Company’s common stock subject to outstanding awards under the Prior Plan.

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

The fair value of each option awarded during the nine-months ended September 30, 2011 and 2010 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	2011	2010
Weighted average grant date fair value	$0.1950	$0.2425
Expected volatility	160% - 163%	163% - 168%
Weighted average volatility	162%	164%
Risk-free interest rate	2.53 - 2.92%	1.91% - 2.59%
Expected term (in years)	6.5	6.1
Expected forfeitures	7.1	6.7

A summary of all stock option activity during the six months ending September 30, 2011 and 2010, were as follows:

	September 30, 2011		September 30, 2010
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
January 1	7,598,555	$0.49	7,789,721	$0.53
Add (deduct):
Granted	870,000	$0.20	0	0.00
Forfeited	(637,240)	$0.23	0	0.00
Expired	(236,460)	$0.47	0	0.00

March 31	7,594,855	$0.50	7,789,721	$0.53
Add (deduct):
Granted	0	$0.00	407,000	$0.17
Forfeited	(362,400)	$0.68	(282,590)	$0.82
Expired	0	$0.00	(75,306)	$0.61

June 30	7,232,455	$0.49	7,838,825	$0.51
Add (deduct):
Granted	0	$0.00	510,000	$0.27
Forfeited	(412,300)	$0.28	(563,580)	$0.30
Expired	(999,555)	$1.07	(2,000)	$0.35

September 30	5,820,600	$0.41	7,783,245	$0.51

Exercisable, September 30	3,024,046	$0.52	3,580,750	$0.63

The weighted-average grant date fair value of options granted during the nine-months ended September 30, 2011 and 2010 was $0.1950 and $0.2425, respectively. There were no options exercised during the nine-months ended September 30, 2011 and 2010. The aggregate intrinsic value of options outstanding and of options exercisable at September 30, 2011 was $6,250 and $2,250 and in 2010 there was $618,000 and $172,000, respectively. These options have weighted-average contractual terms of 6.5 years and 6.1 years, respectively. As of September 30, 2011 there was $701,396 of unrecognized compensation cost related to non-vested stock options and this cost is expected to be recognized over a weighted-average period of 1.4 years.

Total compensation cost for share-based payment arrangements recognized for the three and nine-months ended September 30, 2011 and 2010 was $88,264 and $262,784 and $103,939 and $317,308, respectively.

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

Contractual Commitments

AssuranceAmerica Corporation leases office space for its corporate headquarters located at RiverEdge One, Suite 600, 5500 Interstate North Parkway, Atlanta, Georgia 30328. Effective October 1, 2009 the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. AssuranceAmerica Managing General Agency, LLC., leases a claims office in the state of Florida. During 2011 the Company sold its TrustWay retail operations and the leases associated with the sale are no longer commitments for the Company. However, the Company is still obligated for the lease commitment for three discontinued retail offices in Alabama and Georgia under short term commercial leases. The above mentioned companies lease office equipment for use in their various locations. The Company believes that its existing facilities in the various states are adequate for the Company’s current requirements and operations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in accrued expenses.

The Company has entered into leases primarily for office space and certain equipment, classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Period ending December 31,	Amount
2011	$455,663
2012	911,074
2013	623,121
2014	622,593
2015	588,489
Thereafter	2,366,785

$5,567,725

Defined Contribution Plan

Effective January 1, 2011, associates will be automatically enrolled in the 401(k) defined contribution retirement plan at 3% of their salary. Associates have the option to opt-out of the plan. The Company contributed $131,544 and $90,867 to this plan during the nine-months ended September 30, 2011 and 2010, respectively. The plan currently matches 33.3% on the first 6% of employee earnings and the Company can elect to make discretionary contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(11) Net Income (loss) Per Share

Basic and diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net income (loss) per share for the three and nine months ended September 30, 2011 and 2010, because their inclusion would be anti-dilutive, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	5,820,600	4,202,495	5,820,600	4,202,495

The reconciliation of the amounts used in the computation of both basic earnings per share and diluted earnings per share for the periods ended September 30, 2011 and 2010 are as follows:

	Net Income (Loss)	Average Shares Outstanding	Per Share Amount
For the three months ended September 30, 2011:
Net income — basic	$(1,863,892)	65,797,593	$(0.028)

Effect of dilutive stock warrants and options	0	0

Net income — diluted	$(1,863,892)	65,797,593	$(0.028)

For the three months ended September 30, 2010:
Net income — basic	$32,129	65,494,357	$0.000

Effect of dilutive stock warrants and options	0	645,621

Net income — diluted	$32,129	66,139,978	$0.000

For the nine months ended September 30, 2011:
Net income — basic	$(5,692,456)	65,717,987	$(0.087)

Effect of dilutive stock warrants and options	0	0

Net income — diluted	$(5,692,456)	65,717,987	$(0.087)

For the nine months ended September 30, 2010:
Net income — basic	$709,745	65,458,460	$0.011

Effect of dilutive stock warrants and options	0	499,034

Net income — diluted	$709,745	65,957,494	$0.011

(12) Supplemental Cash Flow Information

	2011	2010
Cash paid during the nine-months ended September 30:
Interest	$7,494	$280,644
Income taxes	$2,338	$3,455
Non-cash investing activities:
Change in unrealized gains and losses on investment securities, net of taxes	$(191,368)	$279,687
Note receivable from sale of Trustway Agencies	$425,000	$0

(13) Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company, focuses on writing nonstandard automobile business in the states of Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia. MGA markets AAIC’s policies through more than 2700 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and two unaffiliated carriers related to the non-standard automobile insurance policies produced in Florida and Texas. The Company also provides claims services for one unaffiliated MGA in Florida and receives a fronting fee on this business. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. The TrustWay agencies were sold during 2011 in order to focus on its core business and was comprised of 37 retail insurance agencies that focused on selling nonstandard automobile policies and related coverages in Alabama, Florida and Georgia. TrustWay received commissions and various fees associated with the sale of the products and services from its appointing insurance carriers.

The Company evaluates profitability based on pretax income (loss). Pretax income (loss) for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest. During the second and third quarter of 2011, the Company had discontinued operations for the Trustway agencies as discussed in Note (7) of the Consolidated Financial Statements. Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
THIRD QUARTER 2011
Revenues
External customer	$5,743	$0	$8,054	$12	$0	$13,809
Intersegment	696	0	747	584	(2,027)	0
Income
Segment pretax income (loss) Continuing operations	(998)	(42)	(925)	(104)	0	(2,069)
Discontinued operations	0	(92)	0	0	0	(92)
Total pre-tax income (loss)	(998)	(134)	(925)	(104)	0	(2,161)
Assets
Segment assets	6,571	838	116,093	17,676	(20,816)	120,362

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
THIRD QUARTER 2010
Revenues
External customer	$6,399	$0	$8,475	$0	$0	$14,874
Intersegment	1,768	0	820	847	(3,435)	0
Income
Segment pretax income (loss) Continuing operations	496	(205)	202	13	0	506
Discontinued operations	0	(369)	0	0	0	(369)
Total pre-tax income (loss)	496	(574)	202	13	0	137
Assets
Segment assets	16,795	13,161	119,356	24,515	(36,497)	137,330

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST NINE MONTHS 2011
Revenues
External customer	$17,748	$0	$26,553	$12	$0	$44,313
Intersegment	4,099	0	2,397	2,033	(8,529)	0
Income
Segment pretax income (loss) Continuing operations	(1,135)	(215)	(3,714)	17	0	(5,047)
Discontinued operations	0	(2,237)	0	0	0	(2,237)
Total pretax income (loss)	(1,135)	(2,452)	(3,714)	17	0	(7,284)
Assets
Segment assets	6,571	838	116,093	17,676	(20,816)	120,362

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST NINE MONTHS 2010
Revenues
External customer	$19,625	$0	$25,810	$0	$0	$45,435
Intersegment	5,357	0	2,543	2,543	(10,443)	0
Income
Segment pretax income (loss) Continuing operations	1,638	(415)	1,295	(49)	0	2,469
Discontinued operations	0	(1,096)	0	0	0	(1,096)
Total pretax income (loss)	1,638	(1,511)	1,295	(49)	0	1,373
Assets
Segment assets	16,795	13,161	119,356	24,515	(36,497)	137,330

(14) Accounting Standards Updates

In September of 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU”) 2011-08, under the Intangibles-Goodwill and Other (Topic 350). The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements. The amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. However, on September 7, 2011, the FASB chairman added a separate project to the Board’s short-term agenda to explore alternative approaches to the manner in which an entity tests other indefinite-lived intangible assets for impairment.

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company currently does not expect any financial impact related to this update.

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

The statement of other comprehensive income should immediately follow the statement of net income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company does not expect any financial impact related to this disclosure.

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

The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently assessing this requirement and does not expect any financial impact related to this disclosure.

(15) Subsequent Event

On November 4, 2011, the Company filed with the Securities and Exchange Commission (the “SEC”) under Section 13(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13e-3 promulgated thereunder a Schedule 13E-3 Transaction Statement (the “Schedule 13E-3”), in connection with a proposed “going private” transaction. The primary purpose of the going private transaction is to reduce the number of record holders of the Company’s common stock, par value $0.01 per share (the “Common Stock”), to fewer than 300, thereby allowing the Company to terminate the registration of the Common Stock under Section 12(g) of the Exchange Act defined above and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Company may not consummate the Reverse Stock Split until 20 days after the date on which it first mails the Disclosure Statement to its stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Continuing Operations

The Company reported a net after-tax loss on continuing operations of $1.3 million and $3.2 million for the three-months and nine-months ended September 30, 2011, compared to earnings of $0.3 million and $1.4 million for the three-months and nine-months ended September 30, 2010. The Company reported basic and fully diluted losses per common share on continuing operations of $0.020 and $0.049 for the three-months and nine-months ended September 30, 2011, compared to earnings of $0.004 and $0.021 for the same period in 2010. The pre-tax loss on continuing operations was $2.1 million and $5.0 million for the three-months and nine-month periods ended September 30, 2011 and pre-tax earnings of $0.5 million and $2.5 million for 2010, respectively.

The pre-tax loss on continuing operations for the three-months and nine-months ended September 30, 2011 as compared to the same period last year, relates to lower earnings in the wholesale operation (AAIC and MGA). Loss and loss adjustment expense increased by $1.5 million and $6.9 million for the three-months and nine-months periods, respectively. Ceding commission income declined by $0.5 million for the three-month period and $1.8 million for the nine-month period, resulting from lower ceded premium volume and a lower ceding commission rate. The premiums earned for the three-month period declined $0.3 million due to premium rate changes. However, the nine-month period reductions in earnings mentioned above were partially offset by higher premiums earned on the retained volume of $1.1 million.

Results of Discontinued Operations

The Company reported a net after-tax loss on discontinued operations of $0.6 million and $2.5 million for the three-months and nine-months ended September 30, 2011, as compared to $0.2 million and $0.7 million for the same periods last year. The Company reported basic and fully diluted losses per common share on discontinued operations of $0.008 and $0.038 for the three-months and nine-months ended September 30, 2011, compared to $0.004 and $0.010 in each of the same periods in 2010. The pre-tax loss on discontinued operations was $0.1 million and $2.2 million for the three-months and nine-months period ended September 30, 2011 and $0.4 and $1.1 million for both periods in 2010, respectively.

The pre-tax loss on discontinued operations for the three-months and nine-months ended September 30, 2011 as compared to 2010 pre-tax losses reflects a loss of $1.2 million on the sale of retail agencies operations. The pre-tax loss on discontinued operations also includes $0.2 million and $1.1 million of discontinued operating losses for the three-months and nine-months ended September 30, 2011 as compared to $0.4 million and $1.1 million for the same periods last year. The Company sold its TrustWay agencies, which will enable the Company to focus on its core operations. See Note 7 within the Consolidated Financial Statements for further information. We reported the businesses described above as discontinued operations and the Company made a reclassification for all periods in order to comply with the required disclosures.

Revenues

Premiums

Gross premiums written for the three-months and nine-months ended September 30, 2011 were $22.2 million and $71.6 million, a decline of 11% and 9.3% when compared to the same periods in 2010. The decline in premium is driven by a reduction in new business policies as well as a mix shift from 12 month policies to more 6 month policies. The reduction in new business is due to the challenging competitive environment as well as actions taken by the Company to improve profitability in underperforming market segments. These actions include rate increases, implementation of tighter underwriting guidelines and restrictions on new business in high fraud areas in the state of Florida. Average premium per policy increased for new and renewal policies written in the third quarter by 3.5% and 2.3% respectively and as compared to the same period last year, reflecting the impact of the rate increases taken earlier in the year.

Policies in-force as of September 30, 2011 decreased 7.7%, when compared to the same period in 2010. This is due to a reduction in premium and the mix of volume by state, as the average premium per policy varies by state.

The Company ceded approximately 69% or $15.4 million of its direct premiums written to its reinsurers during the third quarter of 2011 as compared to 67% or $16.6 million in 2010, resulting from lower ceded premium for the state of Florida. The Company ceded approximately 64% or $46.0 million of its direct premiums written to its reinsurers during the year of 2011 as compared to 67% or $53.3 million in 2010 due to lower direct premium volume produced.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same mix of business each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $8.0 million for the three-months ended September 30, 2011, compared to $8.3 million for the same period a year ago and $26.3 million and $25.2 million for the nine-months ended September 30, 2011 and 2010, respectively.

Commission and Fee Income

In our MGA operations, we receive managing general agent fees for agency, underwriting, policy administration, and claims adjusting services performed on behalf of insurers. Commission income for the three-months and nine-months ended September 30, 2011, was $3.2 million and $9.6 million compared to $3.7 million and $11.4 million for the same periods ended September 30, 2010. The decrease in commissions for the three-months and nine-months ended September 30, 2011 is driven by the reduction in premium volume and a lower ceding commission rate. Also, AAIC pays the MGA commission on premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

Managing general agent fees for the three-months and nine-months ended September 30, 2011 was $0.2 million lower than the same period last year, due to lower premiums.

Net Investment Income and Investment Gains (losses)

Our investment portfolio is generally highly liquid and consists substantially of readily marketable, investment-grade debt and equity securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses. Net investment income and gains were $75 thousand and $236 thousand for the three-months and nine-months ended September 30, 2011 and $169 thousand and $500 thousand for the same periods last year. The lower investment performance was mainly due to interest income received on the trust preferred debt in the prior year, which was extinguished in December of 2010.

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

As a result of the reinsurance agreements, the Company is currently ceding approximately 68% in 2011 and 71% in 2010 of its direct loss and loss adjustment expenses incurred to its reinsurers and the amount ceded for the nine-months ended September 30, 2011 and 2010 was $51.6 million and $45.4 million, respectively.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $7.6 million and $24.7 million for the three-months and nine-months ended September 30, 2011, compared to $6.1 million and $17.9 million for the same period in 2010. As a percentage of earned premiums, the loss ratio for the three-months and nine-months ended September 30, 2011 was 94.8% and 94.1% and 73.0% and 71.1%, for the same periods in 2010. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. The year-over-year increase was primarily driven by development on claims from prior accident years. Florida no-fault coverage (PIP) continued to develop unfavorably for 2009 and 2010, heavily influenced by the increase in fraud activity in the state. We also experienced some additional development on the bodily injury coverage for accident year 2010.

Operating Expenses

The selling, general and administrative expenses were $8.0 million and $23.8 million for the three-months and nine-months ended in September 30, 2011 and $8.0 million and $24.0 million, when compared to the same period of 2010. The operating expenses were essentially flat for the quarter. The decrease in expenses for the nine-months relates to lower selling expenses of $0.9 million, offset by an increase in personnel costs of $1.1 million in the wholesale division. The expenses as a percentage of revenue increased to 58.2% for the three-months ended September 30, 2011 compared to 53.5% for the same period of 2010 primarily relates to lower premiums earned and commission revenue. The year over year percentage increased to 53.8% from 52.9% for the nine-months ended September 30, 2011. The increase for the nine-months ended September 30, 2011 is mainly driven by lower commission revenue. Depreciation and amortization expenses increased slightly due to the development of a web rater within the wholesale division. Interest expense was lower during the quarter by $91 thousand and $269 thousand in 2011 as compared to the same periods in the prior year, resulting from the 2010 interest expense on related party notes payable and interest expense on the trust preferred, which was extinguished in late 2010.

Income Tax (Benefit) Expense

The income tax benefit for the three-months and nine-months ended September 30, 2011 from the continuing and discontinued operations was $0.3 million and $1.6 million compared to $0.1 million and $0.7 million tax expense for the same periods last year. The increase in the tax benefit during the quarter and the year primarily relates to the losses on continuing operations.

Financial Condition

As of September 30, 2011, the Company had investments and cash of $13.5 million, compared to $21.5 million as of December 31, 2010. The Company’s investment strategy is to be invested in highly liquid short-term investments and equity securities as well as investing in bonds with short durations in order to meet its insurance obligations. As of September 30, 2011, the Company had $5.1 million in cash and short-term investments, which included $0.5 million of cash restricted to provide security for certain reinsurance reserve obligations. The equity security portfolio amounted to $1.8 million and is diversified amongst various industries. The Company’s long term investments of $5.8 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The other long term investments of $0.7 million represent low income housing tax credits, which will be used to offset the Company’s future tax liabilities.

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

Receivable from insureds as of September 30, 2011, decreased $2.2 million to $30.9 million compared to $33.1 million as of December 31, 2010. The balance represents amounts due from AAIC’s insured’s and the decrease is directly attributable to the decline in the AAIC’s premium writings during the first nine-months of 2011. The Company’s policy is to write off receivable balances immediately upon cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverables as of September 30, 2011, increased $10.2 million, to $44.2 million compared to $34.0 million as of December 31, 2010. The increase is directly related to an increase in ceded losses and the timing of settlements with the reinsurers for AAIC. AAIC maintains a quota-share reinsurance treaty with its reinsurers in which it ceded approximately 64% of premiums and 68% of losses through the nine-months of 2011. The $44.2 million represents the reinsurers’ portion of losses and loss adjustment expense, both paid and unpaid.

Prepaid reinsurance premiums as of September 30, 2011, decreased $2.1 million to $21.5 million compared to $23.6 million as of December 31, 2010. The decrease results from AAIC’s decline in premium during the nine months of 2011 and represents premiums ceded to its reinsurers which have not been fully earned.

Property and equipment, net of accumulated depreciation increased by $100 thousand to $1.9 million as of September 30, 2011, compared to the balance at December 31, 2010. Prepaid expenses as of September 30, 2011, decreased $59 thousand to $483 thousand as of September 30, 2011, compared to $542 thousand as of December 31, 2010. The decrease in prepaid was mainly due to a decline in prepaid rent and general and administrative expenses.

Other receivables as of September 30, 2011 increased $0.6 million to $1.0 million when compared to December 31, 2010. The increase mainly relates to $0.4 million issuance of a notes receivable to the purchaser of the TrustWay agencies and $0.2 million increase for balances related to the managing general agency agreements.

Assets of discontinued operations decreased $7.5 million to $0.8 million as of September 30, 2011 from the balance of $8.3 million as of December 31, 2010. This decrease is mainly related to the sale of the intangibles and assets disposed of during the quarter. See note 7 of the Consolidated Financial Statements for further information.

Prepaid income taxes increased $73 thousand as of September 30, 2011, when compared to the balance at December 31, 2010. Deferred tax assets increased $1.7 million as of September 30, 2011 compared to the balance as of December 31, 2010. This increase was mainly due to operating loss carryforwards on the losses from continuing operations.

Accounts payable and accrued expenses as of September 30, 2011, decreased $0.8 million from December 31, 2010 to $6.0 million from $6.8 million. The decrease is primarily due to $0.6 million in lower premium tax accruals $0.4 million in general and administrative expense accruals and lower accrued expenses for personnel salary costs, offset by an increase in amounts due to agents of $0.2 million.

Unearned premium decreased $2.9 million to $31.3 million as of September 30, 2011 from $34.2 million as of December 31, 2010, and represents premiums written but not earned. This is directly attributable to a decrease in AAIC’s premium writings during the first nine-months of 2011.

Unpaid losses and loss adjustment expenses increased $10.1 million to $43.5 million as of September 30, 2011 from $33.3 million at December 31, 2010. This amount represents management’s estimates of future amounts needed to pay claims and related expenses. The increase is primarily related to reserve strengthening and increased loss frequency.

Reinsurance payable as of September 30, 2011 decreased $3.2 million to $26.2 million, compared to $29.4 million as of December 31, 2010. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains nine quota-share reinsurance treaties with its reinsurers and is currently ceding approximately 64% of premiums for all of its states for 2011. The decrease is mainly due to the decrease in premiums during the year and the timing of settlements with reinsurers.

Provisional commission reserves represent the difference between our minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of September 30, 2011 decreased $0.9 million to $2.4 million, compared to the balance at December 31, 2010 of $3.3 million. The decrease is related to the provisional payments made on prior treaty years during the second quarter of 2011.

The revolving line of credit of $1.5 million was paid off during the third quarter of 2011. The line was extended through September 30, 2011, but it will not be renewed.

Notes and interest payable as of September 30, 2011 decreased $42 thousand due to payment on note with a third party.

Liquidity and Capital Resources

Net cash used by operating activities for the nine-months ended September 30, 2011, was $9.9 million. The decrease in operating cash was primarily driven by lower premium volume and lower ceded claims for approximately $3.1 million, timing on settlement of ceding commission of $3.7 million, return of $1.3 million held as restricted on behalf of the reinsurer and payment of provisional commissions of $1.8 million.

Investing activities provided cash for the nine-months ended September 30, 2011 of $7.8 million as compared to a decrease of $2.2 used as of September 30, 2010. The increase primarily relates to a $1.3 million transfer of cash for restricted funds held for reinsurers, $4.3 million related to the sale of the TrustWay insurance agencies and $3.1 million net sale of bonds, offset by $0.7 million of purchases of property and equipment related to the wholesale division.

Financing activities for the nine-months ended September 30, 2011, used cash of $1.5 million compared to $0.5 million of cash used in 2010. The year-over-year increase relates to $1.5 million payment of the line of credit compared to $0.5 million payment of related party debt repaid in the previous year.

On June 30, 2010, the Company entered into a First Amendment Agreement (“First Amendment”) to the Loan Agreement between the Company and Wells Fargo Bank, N.A. (as successor in interest by merger to Wachovia Bank, N.A.) (“Lender”). The First Amendment amends the Loan Agreement, dated July 17, 2009, between the Company and the Lender (“Loan Agreement”).

The First Amendment extends the maturity date for the facility to July 16, 2011. However, the lender extended the agreement through September 30, 2011 and will not be renewed and was paid off during the year. The proceeds of the facility was used for funding certain permitted acquisitions, funding short-term loans to the Company’s wholly owned subsidiary, AAIC, or for working capital or general corporate needs in the ordinary course of business. The credit facility was secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay and MGA, and was guaranteed by the same entities.

The Loan Agreement includes customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. As of September 30, 2011, the Company expects to receive a waiver for the fixed charge covenant and net worth covenants. The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12-month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreases to 1.10 for each of the fiscal quarters ended June 30, 2010, and September 30, 2010 and increases to 1.25 for each subsequent fiscal quarter. The interest rate is 3.00% plus 90-day LIBOR (3.374% September 30, 2011) due and payable monthly. As of September 30, 2011, the outstanding balance was zero. The Company’s, liquidity and capital needs will be met through premiums, commissions and fee income.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum Statutory Capital and Surplus of $3.0 million. As of September 30, 2011, AAIC’s statutory Capital and Surplus was $9.3 million.

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

At September 30, 2011, and December 31, 2010, we had $13.9 million and $9.9 million of net loss and LAE reserves, respectively, which included $5.2 million case reserves and $8.7 million and $4.7 million of IBNR reserves. During 2011, the Company’s case reserves were flat and IBNR reserves increased $4.0 million. This increase in reserves is related to reserve strengthening and adjustments to the actuarial estimate for prior accident years related to the bodily injury and personal injury protection coverages.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of September 30, 2011 and December 31, 2010:

	2011	2010
Personal Auto Liability	$40,724,179	$31,638,391
Personal Auto Physical Damage	2,736,248	1,672,676

Total Gross Reserves-Unpaid Losses and LAE	$43,460,427	$33,311,067

The increase in gross reserves was $10.1 million representing a increase in the auto physical damage coverage of $1.0 million and $9.1 million increase in bodily injury and personal injury protection coverages.

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

The following table provides the estimated changes in the liability and related payments made for the nine-months ended September 30, 2011 and 2010:

	2011	2010
Change in net loss and LAE reserves	$4,025,728	$(3,102,921)
Paid losses and LAE	20,720,776	20,995,151

Total incurred losses and LAE	$24,746,504	$17,892,230

Loss and LAE ratio(1)	94.1%	71.1%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

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

During the nine-months ended September 30, 2011, our loss and LAE ratio increased 23.0%, as compared to .3% increase in the same period a year ago, which reflects reserve strengthening for prior year loss development. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

The table below presents the development experienced in the following periods:

	2011	2010
Prior year incurred losses	$3,284,001	$919,003
Current year incurred losses and LAE	21,462,503	16,973,227

Total incurred losses and LAE	$24,746,504	$17,892,230

Increase to the calendar year loss and LAE ratio	23.0%	0.3%

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

The impact of reinsurance on the income statement as of September 30 is as follows:

	2011	2010
Premiums ceded written	$46,005,673	$53,257,566
Ceded commissions incurred	$9,459,123	$12,037,522
Ceded losses and loss adjustment expenses incurred	$51,620,377	$45,395,554

The impact of reinsurance on the balance sheets as of September 30, 2011 and December 31, 2010 is as follows:

	2011	2010
Reinsurance recoverable	$44,233,444	$34,013,415
Ceded unpaid losses and loss adjustment expense	$29,534,078	$23,410,446
Ceded prepaid premiums	$21,465,291	$23,643,822
Reinsurance payable	$26,163,570	$29,426,944

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force. During 2011, the Company ceded approximately 64% of its premium and 68% of losses during the first nine-months of September 30, 2011 as compared to approximately 67% of its premium and 71% of losses were ceded to reinsurers for the prior year. The ceded premium and losses reflect the new contract terms entered into during 2011 as previously mentioned. The ceded premium under these reinsurance agreements for the nine-months ended September 30, 2011 and 2010 were $46.0 million and $53.3 million, respectively. The related ceding commission was approximately $9.5 million in 2011 and $12.0 million in 2010. The lower ceded premium and commission were mainly due to lower production and the reduced ceded premium related to the state of Florida, which is ceded at 50% effective April 1, 2011.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE for the nine-months ended September 30, 2011 and 2010 by $51.6 million and $45.4 million, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverables. As of September 30, 2011, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy the Company’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $44.2 million and $34.0 million as of September 30, 2011 and December 31, 2010, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $29.5 million and $23.4 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other reinsurers under the terms of reinsurance agreements in the amount of $14.7 million and $10.6 million as of September 30, 2011 and December 31, 2010, respectively. The paid loss recoverables are in good standing as of September 30, 2011.

The Company’s ceded prepaid premium relates to policies in force and is earned ratably over the policy period. As of September 30, 2011 and December 31, 2010, the ceded prepaid premiums amounted to $21.5 million and $23.6 million, respectively. Reinsurance payable of $26.2 million and $29.4 million as of September 30, 2011 and December 31, 2010, respectively, and represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis. Effective for the 2011 treaty year, the Company will receive ceding commissions on a ceded earned basis, whereas for prior treaty years ceding commissions were based on ceded written premiums. The Company does not have any balances that are in dispute through September 30, 2011.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes a significant amount of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. The Company paid ceded premiums net of commissions of $39.8 and $39.7 million for the nine-months ended September 30, 2011 and 2010, respectively and received reinsurance recoverables on paid loss and loss adjustment expenses of $41.4 million and $57.0 million during the same periods.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of September 30, 2011, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For 2011, each non-officer director may choose between (i) an amount in cash equal to $15,000 plus the number of shares equal to $15,000 divided by the share price on December 31, of the prior year or (ii) the number of shares equal to $30,000 divided by the share price on December 31, of the prior year. During the first nine-months of 2011, the Company issued 316,174 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The Company issued 264,703 shares on March, 22, 2011 and 51,471 shares on May 27, 2011 to the directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

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

Date: November 14, 2011

By:	/s/ SHEREE S. WILLIAMS
Sheree S. Williams
Chief Financial Officer

Date: November 14, 2011