Form 10-K
period 2011-12-31
ASSURANCEAMERICA CORP
filed 2012-04-16
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by persons other than affiliates of the registrant as of June 30, 2011 was $5,859,178 based on a sale price of $.17 per share.

There were 66,110,531 shares of the registrant’s common stock outstanding as of March 30, 2012.

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

History

AssuranceAmerica Corporation, a Nevada corporation (the “Company”), is an insurance holding company that was originally incorporated in 1969 under the laws of the state of Utah. The Company began its current insurance business in 1998 through its subsidiary, TrustWay Insurance Agencies, LLC (“TrustWay”), a Delaware limited liability company (formerly AssetAmerica Insurance Agencies, LLC). In 1999, the Company formed another subsidiary, AssuranceAmerica Managing General Agency, LLC (“MGA”), a Delaware limited liability company, that until 2003 provided all of the underwriting, claims and policyholder service functions for the Georgia nonstandard personal automobile program for Gateway Insurance Company of St. Louis, Missouri. In late 2002, the Company formed its subsidiary AssuranceAmerica Insurance Company (“AAIC”), a property and casualty insurance company and South Carolina corporation that focuses on writing nonstandard automobile business and other specialty products.

In 2006, the Company formed TrustWay T.EA.M., Inc., a Georgia corporation (formerly TrustWay Partners Agencies of Alabama, LLC) a subsidiary of TrustWay Insurance Agencies, LLC. In 2010, the Company formed TrustWay T.E.A.M. Services, LLC a Georgia limited liability professional services Company and subsidiary of TrustWay Insurance Agencies, LLC. During 2011, the Company sold the assets of TrustWay Insurance Agencies, LLC and the stock of TrustWay T.E.A.M., Inc. and interests in TrustWay T.E.A.M. Services, LLC.

Who We Are

We are a holding company which, through our wholly owned insurance company and managing general agency, underwrites and distributes primarily non-standard personal automobile insurance products to individuals. The Company offers non-standard personal automobile insurance that is typically provided to insureds who are unable to obtain standard insurance coverage because of their payment history, driving record, age, vehicle type, or other factors. These policies generally require higher premiums than standard policies for comparable coverage. As of December 31, 2011, we offered products in ten states: Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia.

Our Business

We currently have two revenue producing operating subsidiaries, the combination of which we believe is important to generating consistent profitability throughout the insurance cycle: AAIC and MGA. These two subsidiaries constitute what we refer to as our wholesale operations. The wholesale operation sells its insurance products through our 2700 independent insurance agents. AAIC is a property and casualty insurance company domiciled in South Carolina that focuses on writing non-standard automobile business in the states of Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia. Additionally, AAIC is licensed to underwrite business in Arkansas, Illinois, Missouri, Pennsylvania, Tennessee and West Virginia. We expect to enter the other states at a later time, provided that the underwriting environment remains positive and the capital and surplus of AAIC supports such growth. AAIC currently has reinsurance contracts with nine reinsurers, eight of which are rated A- or better by A.M. Best and one of which is not formally followed by A.M. Best.

MGA markets AAIC’s policies through more than 2,700 appointed independent insurance agencies. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC. The Company also provides claims services for two unaffiliated carriers in Texas and Florida and one MGA in Florida, which are in run-off. Our own MGA receives commissions and various fees related to insurance transactions that vary according to state insurance laws and regulations.

Our Industry

Personal auto insurance is the largest line of property and casualty insurance in the United States. In 2011, this market was estimated to be $163 billion as reported by the most recent A.M. Best industry data. Personal auto insurance provides coverage to drivers for liability to others for both bodily injury and property damage and for physical damage to an insured’s vehicle from collision and other perils. Personal auto insurance is comprised of preferred, standard and non-standard risks. Non-standard insurance is intended for drivers who, due to their driving record, age, vehicle type, payment history or other factors represent a higher than normal risk. As a result, customers that purchase non-standard auto insurance generally pay higher premiums for similar coverage than drivers who qualify for standard or preferred policies. Non-standard personal automobile insurance consumers typically purchase the statutory minimum limits of liability insurance required to register their vehicles.

Competition

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

A significant portion of our policyholder base is comprised of foreign nationals residing in the United States. This market demographic is prominent in the southeast and, as of December 31, 2011, represents approximately 10% of our policies in force.

Wholesale Operations

Our wholesale operations are divided into four primary functional areas: Claims, Underwriting and Customer Service, Product Development and Information Technology.

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

All claims are triaged to the appropriate level of experienced claims personnel. Our claims system has the capability to identify numerous facts related to a newly reported claim and triage the claim to the appropriate level of claims employee. The files are automatically assigned by the system to a claims representative once the loss is entered into the claims system. By doing so, cycle time is reduced since the file is immediately assigned to the appropriate level of claims representative 98% of the time. The Claims Division is organized into various units to provide efficient file handling capability.

We make an effort to keep the file pending levels for our adjusters below industry standards to reduce errors. All adjuster authority levels are determined based on the experience of the particular adjuster. We have formalized reserving and audit processes.

We conduct weekly file reviews and provide direct feedback to the file handler and their supervisor. As part of these reviews we audit for reserving and compliance practices as well. We also have extensive claims reporting which allows us to monitor key aspects of the claims operation.

The Claims Division has a web-based claims system which is instrumental in increasing productivity by streamlining the claims processes, and it provides a competitive advantage by utilizing immediate, real-time data for evaluation purposes and allowing the exchange of information with fraud fighting agencies. The Company maintains a claims office in Tampa, Florida in order to service its customers, help fight fraud and have claims professionals located in the region handling the unique laws and issues relative to bodily injury (“BI”) and personal injury protection (“PIP”) coverages.

Underwriting and Customer Service

AssuranceAmerica’s strategy is to deliver excellent service to our agents and policyholders, using technology and process efficiencies to achieve a low-cost operating model. The underwriting and customer service function services the needs of our agents and insureds. Many Customer Service representatives are bilingual, providing service to our Spanish-speaking agents and insureds. We emphasize the use of automation wherever possible.

The Company has a phone messaging system that telephones policyholders to remind them of payments due and of pending cancellations. We send agents copies of policyholder notices electronically instead of mailing them and agents can apply payments and process their own policy changes online, reducing the time spent by Customer Service performing these activities. During 2011 the Company developed and implemented an online payment system for our policyholders.

The underwriting team works closely with the claims department in order to address underwriting questions regarding material representations, undisclosed drivers, cancellations and non-renewing of policies. Our underwriting department also utilizes key reporting metrics to improve productivity and the quality of business. Also, the recently developed web-based quoting system has significantly streamlined and improved the issuance of quoted policies.

Product Development

The Product Development function is responsible for designing and pricing products, assisting with new product introduction, monitoring product performance and recommending rate changes. This department uses information from our data warehouse to analyze and monitor each product from the point of sale through termination and claims settlement, if any. We perform a market analysis prior to expanding operations into a new state. As part of the analysis, we produce and review actuarial studies, analyze required coverages, analyze rates and legal and competitive environment studies.

Information Technology

The Information Technology department is responsible for the management and support of the information technology functions of MGA and AAIC. This function is organized in three groups: Application Development, Business Intelligence and Infrastructure Support.

With respect to the Application Development group, our primary application is our policy management system (PTS) which was designed for the non-standard automobile insurance industry. This software application is an end-to-end, enterprise wide, real-time, web-based policy administration system. PTS manages and increases efficiencies among the most critical functions throughout our entire organization.

By utilizing internet technologies, PTS provides a method to manage policies from any location. PTS centralizes information and is designed to reduce workload, errors and costs associated with tracking and managing an insurance policy. It allows for control of user access to the database and opens communication channels through all levels of the organization. PTS is designed to be scalable and is expected to be capable of handling hundreds of thousands of policies. This allows PTS to grow as our business grows. The agreement with the vendor of this software package grants us a perpetual license to the source code and the ability to develop derivatives and advance the product to meet business demands and react to changing market conditions.

The Technology Group has implemented its own proprietary quote and issue application. It provides a clean and easy user interface that executes all business rules and processes to provide a quote, bind and issue of a policy at an independent agent’s location. This system allows for the initial premium collection, printing of declarations pages, policies, endorsements and insurance ID cards at the point of sale. The solution rates policies in real time, verifies and interfaces with external information, such as VIN, MVR, CLUE, ADD and credit.

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

QTS is the third largest data center provider in the US and provides our core data center services. We are conveying to our customers our commitment to providing seamless, consistent access to our services. This quality data center is designed and constructed to provide mission critical electrical, mechanical and high capacity network systems. This crucial design philosophy is built into our product to minimize service disruption and ensure the highest level of customer service available.

Retail Operations

In 2011, the Company sold the assets of TrustWay retail agencies in Alabama, Florida and Georgia. Previously, the Company operated under the TrustWay brand through a total of 50 independent non-standard automobile insurance agencies located in Florida (31), Alabama (14), and Georgia (5).

Reinsurance

In the normal course of business, AAIC seeks to reduce its overall risk levels by obtaining quota share reinsurance. Reinsurance contracts do not relieve AAIC from its obligations to policyholders in the event that a reinsurer is unable to make its payments to AAIC. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. AAIC cedes gross written premium to nine reinsurers, eight of which are rated A- or better by A.M. Best and one of which is not formally followed by A.M. Best.

Liability for Property-Casualty Losses and Loss Adjustment Expenses

The Company’s consolidated financial statements include its estimated liability for unpaid losses and loss adjustment expenses (“LAE”). Our objective is to determine that the total reserves (i.e., case reserves and incurred but not reported reserves, or (“IBNR”) are adequate to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claims settlement, among other factors. These estimates are reviewed monthly as new information becomes known and we are able to observe actual loss development. Adjustments, if any, relating to accidents that occurred in prior years are reflected in the current results of operations and are referred to as “development” of the prior year estimates. A detailed discussion of our loss reserving practices can be found in the “Critical Accounting Policies” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. The accompanying tables present information concerning our property-casualty losses and LAE.

Reserves

AAIC establishes reserves for its estimated liability for unpaid losses and loss adjustment expenses on an individual case basis for all reported incidents. The reserve includes amounts for anticipated future claim development and losses incurred but not reported (based upon actuarial analysis of historical data). Our claims system is designed to set up a statistical reserve when a feature is opened. These reserve amounts are set by age of claim for each coverage and each state. The claims department conducts file audits, monthly reserve reconciliation and periodic reviews of every pending file. Additionally, the reserves for loss and loss adjustment expenses are reviewed independently each quarter by a consulting independent actuarial firm.

The following table provides a reconciliation of beginning and ending estimated liability balances for the years ended December 31, 2011, 2010 and 2009:

RECONCILIATION OF NET RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

(thousands)	2011	2010	2009
Balance at January 1	$33,311	$41,973	$42,581
Less reinsurance recoverables on unpaid losses	23,410	29,710	29,747

Net balance at January 1	9,901	12,263	12,834

Incurred related to:
Current year	26,959	22,864	26,002
Prior years	4,081	2,158	(754)

Total incurred	31,040	25,022	25,248

Paid related to:
Current year	(15,965)	(15,587)	(16,195)
Prior years	(10,428)	(11,797)	(9,624)

Total paid	(26,393)	(27,384)	(25,819)

Net balance at December 31	14,548	9,901	12,263
Plus reinsurance recoverable on unpaid losses	27,550	23,410	29,710

Balance at December 31	$42,098	$33,311	$41,973

Total development consists of net changes in estimates made by our external actuary for prior accident year reserves, based on quarterly scheduled reviews, the settlement of claims for more or less than reserved, the emergence of unrecorded claims at rates different than reserved, and changes in reserve estimates by claim representatives. Our net reserves developed unfavorably in 2011 resulting from higher than expected costs on auto liability claims to what was originally estimated. The unfavorable development in 2010 resulted from an increase in the number of reported claims and higher than expected costs to settle claims for prior accident years. We have not entered into any loss reserve portfolio transfers or similar transactions having a material effect on earnings or reserves.

The following loss triangle table represents the development of balance sheet liabilities for losses and LAE from the beginning of the Company’s insurance operations in 2003 through 2011. The third line of the table shows the Company’s estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years, after adjustment for the effect of reinsurance. This liability represents the Company’s estimated amount of losses and LAE for claims that were unpaid at the balance sheet date, including IBNR.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSES DEVELOPMENT

(thousands)

	2003	2004	2005	2006	2007	2008	2009	2010	2011
GROSS LIABILITY FOR UNPAID LOSSES AND LAE(1)	$4,499	$10,656	$15,110	$24,904	$33,661	$42,581	$41,973	$33,311	$42,098
REINSURANCE RECOVERABLE ON UNPAID LOSSES	3,149	7,459	10,577	17,433	23,250	29,747	29,710	23,410	27,550

LIABILITY FOR UNPAID LOSSES AND LAE — NET	$1,350	$3,197	$4,533	$7,471	$10,411	$12,834	$12,263	$9,901	$14,548

NET PAID (CUMULATIVE) AS OF:

One year later	796	2,040	2,940	4,576	8,248	9,624	11,797	10,428	0
Two years later	967	2,393	3,744	6,605	10,650	11,819	14,258	0	0
Three years later	992	2,580	4,373	7,217	11,353	12,495	0	0	0
Four years later	1,015	2,686	4,533	7,366	11,569	0	0	0	0
Five years later	1,031	2,715	4,583	7,423	0	0	0	0	0
Six years later	1,031	2,722	4,586	0	0	0	0	0	0
Seven years later	1,032	2,723	0	0	0	0	0	0	0
Eight years later	1,032	0	0	0	0	0	0	0	0
Nine years later	0	0	0	0	0	0	0	0	0
Ten years later	0	0	0	0	0	0	0	0	0

NET LIABILITY RE-ESTIMATED AS OF:

One year later	1,171	2,783	4,691	7,394	11,164	12,080	14,421	13,982	0
Two years later	1,062	2,823	4,615	7,694	11,437	12,474	15,460	0	0
Three years later	1,045	2,794	4,374	7,373	11,566	12,785	0	0	0
Four years later	1,051	2,785	4,573	7,406	11,635	0	0	0	0
Five years later	1,172	2,730	4,592	7,450	0	0	0	0	0
Six years later	1,031	2,739	4,610	0	0	0	0	0	0
Seven years later	1,032	2,742	0	0	0	0	0	0	0
Eight years later	1,032	0	0	0	0	0	0	0	0
Nine years later	0	0	0	0	0	0	0	0	0
Ten years later	0	0	0	0	0	0	0	0	0

NET CUMULATIVE	$318	$455	$(77)	$21	$(1,224)	$49	$(3,197)	(4,081)	0
FAVORABLE/ (UNFAVORABLE) PERCENTAGE(2)	23.6%	14.2%	(1.7)%	0.3%	(11.8)%	0.4%	(26.1)%	(41.2)%	0

(1)	Represents loss and LAE reserves, without regard to reinsurance recoverable on unpaid losses at the balance sheet date.
(2)	Net Cumulative Development as a percentage of Liability for Unpaid Losses and LAE — Net.

The section of the table (labeled “Paid (Cumulative) as of”) shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table (labeled “Liability Re-estimated as of”) shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The re-estimated amount is the sum of the paid amounts above and the outstanding reserve for occurrences prior to the reserve date. The estimate is increased or decreased as more information about the claims becomes known for individual years. For example, at December 31, 2010, we estimated our net unpaid losses to be $9.9 million. During 2011, these reserves developed unfavorably by $4.1 million, bringing the re-estimated net unpaid losses to $14.0 million, as shown at the bottom of the table.

The Analysis of Loss and Loss Adjustment Expenses Development table is constructed from Schedule P, Part-1, from the Company’s Statutory Annual Statements as filed with the various state insurance departments.

The Company did change its reinsurance terms for the state of Florida, whereby we ceded 50% of the Florida business for nine months of the year. There were no other recent material changes in mix of business, unusually large losses or gains, hedging or effects of currency fluctuations in its estimated loss reserves.

The Company did not have any differences between U.S. Generally Accepted Accounting Principles (“GAAP”) and statutory basis property-casualty reserves for claims and loss adjustment expenses. Further, the claim reserves have not been discounted on a GAAP basis.

State Insurance Licenses

AAIC and MGA operate under licenses issued by various insurance authorities. Certain employees must be licensed as insurance adjusters in any state where they perform a function requiring licensure. These licenses may be of perpetual duration or renewable periodically, provided the holder continues to meet applicable regulatory requirements. The licenses govern the kinds of insurance that may be written in the issuing state and the other services that may be provided. Such licenses are normally issued only after the filing of an appropriate application and the satisfaction of prescribed criteria. All licenses that are material to our businesses are in good standing.

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

State insurance departments are charged with the responsibility of ensuring that insurance companies maintain adequate capital and surplus and comply with a variety of operational standards. Insurance companies are generally required to file detailed annual and other reports with the insurance department of each jurisdiction in which they conduct business. State insurance departments are authorized to make periodic and other examinations of insurers’ financial condition and operations to monitor the financial stability of the insurers, to ensure adherence to statutory accounting principles, and compliance with state insurance laws and regulations.

Insurance holding company laws enacted in many jurisdictions grant to insurance authorities the power to regulate acquisitions of insurers and certain other transactions and require periodic disclosure of certain information. These laws impose prior approval requirements for transactions between regulated insurers and their affiliates and generally regulate dividends and other distributions, including management fees, loans, and cash advances, between regulated insurers and their affiliates.

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

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although, the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer’s reserves, the quality of the insurer’s assets and the identity of the regulator, the annual net premiums that an insurer may write are generally limited in relation to the insurer’s total policyholders’ surplus. Thus, the amount of an insurer’s surplus may, in certain cases, limit its ability to grow its business. The National Association of Insurance Commissioners (“NAIC”) also has developed a risk-based capital (“RBC”) program to enable regulators to carry out appropriate and timely regulatory actions relating to insurers that show signs of weak or deteriorating financial condition. The RBC program consists of a series of dynamic surplus related formulas which contain a variety of factors that are applied to financial balances based on a degree of certain risks, such as asset, credit and underwriting risks.

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

Regulation of insurance constantly changes as real or perceived issues and developments arise. Some changes may be due to economic developments, such as changes in investment laws made to recognize new investment vehicles. Other changes result from such general pressures as consumer resistance to price increases and concerns relating to insurer rating, underwriting practices and solvency. In recent years, legislation and voter initiatives have been introduced, and in some areas adopted, which deal with use of non-public consumer information, use of financial responsibility and credit information in underwriting, insurance rate development, rate determination and the ability of insurers to cancel or non-renew insurance policies, reflecting concerns about consumer privacy, coverage, availability, prices and alleged discriminatory pricing. In addition, during 2010, the federal government established the Federal Insurance Office in order to monitor the financial condition of insurers. The U.S. Congress and certain federal agencies will continue to investigate the current condition of the insurance industry.

In some states, the automobile insurance industry has been under pressure in past years from regulators, legislators or special interest groups to reduce, freeze, or set rates to a level that is not necessarily related to underlying costs. This kind of activity has affected adversely, and in the future may affect adversely, the profitability and growth of the automobile insurance business in those jurisdictions and may limit the ability to increase rates to compensate for increases in costs. Adverse legislative and regulatory activity limiting the ability to price automobile insurance adequately or affecting the insurance operations adversely in other ways may occur in the future. The impact of these regulatory changes on us cannot be predicted.

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

2. Certain assets are included in the consolidated balance sheet, but are non-admitted and charged directly against statutory surplus under SAP. These assets consist primarily of premium receivables and reinsurance recoverables that are outstanding over 90 days, federal deferred tax assets in excess of statutory limitations, furniture, equipment, application computer software, leasehold improvements and prepaid expenses.

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

Investments

The Company employs a conservative approach to investment and capital management intended to ensure that there is sufficient capital to support all of the insurance premium that can be profitably written. The Company’s portfolio is invested primarily in investment-grade fixed-income securities.

Employees

As of December 31, 2011, we had 148 employees, of which 147 are full-time and 1 was part-time, whom we refer to as “associates”.

Item 2.	PROPERTIES

AssuranceAmerica Corporation leases office space for its corporate headquarters located at RiverEdge One, 5500 Interstate North Parkway, Atlanta, Georgia 30328. Effective October 1, 2009 the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. AssuranceAmerica Managing General Agency, LLC., leases a claims office in the state of Florida. During 2011, the Company sold its TrustWay retail operations and the leases associated with the sale are no longer commitments for the Company. However, the Company is still obligated for the lease commitment on three discontinued retail offices in Alabama under short term commercial leases. The Company believes that its existing facilities in the various states are adequate for the Company’s current requirements and operations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in other liabilities.

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

The Company Common Stock is quoted on the Over-the-Counter Bulletin Board (“OTC-BB”) under the symbol “ASAM.PK”. There is currently a very limited trading market for the Company Common Stock. The following sets forth, for the respective periods indicated, the high and low bid prices of the Company Common Stock in the over-the-counter market, as reported and summarized by the OTC-BB. Such prices are based on inter-dealer bid and asked prices, without retail mark-up, mark-down, commissions or adjustments, and may not represent actual transactions.

	Bid Prices
Quarter Ended	High	Low
2011 Fiscal Year:
March 31, 2011	$0.30	$0.17
June 30, 2011	$0.20	$0.17
September 30, 2011	$0.17	$0.16
December 31, 2011	$0.28	$0.16
2010 Fiscal Year:
March 31, 2010	$0.35	$0.16
June 30, 2010	$0.35	$0.18
September 30, 2010	$0.46	$0.18
December 31, 2010	$0.40	$0.11

The Company has never declared or paid cash dividends on the Company’s common stock and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends on the Company’s common stock will be at the discretion of the Board of Directors of the Company and will be dependent on the Company’s financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Company’s Board of Directors deems relevant. Additionally, the payment of dividends or distributions from AAIC to the Company is restricted by the insurance laws and regulations of South Carolina (see Note 15 of the Consolidated Financial Statements).

At March 30, 2012, there were approximately 768 holders of record of the Company Common Stock.

Item 6.	SELECTED FINANCIAL DATA

N/A

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

During 2011, the company’s management discovered an error in its stated accounts receivables. The error arose as a result of the process used to record transactions to the accounting system for insufficient funds on policy payments from insureds. This process, which in certain instances required manual adjustments to the accounts receivable system for insufficient funds transactions, resulted in a duplicate booking of certain transactions to the accounting systems in years 2007 through 2010. The process for recording and reconciling insufficient funds transactions was changed in 2011. Additionally, the company’s management strengthened its internal controls as a result of this error.

As a result, the Company’s accounts receivable were overstated by $1.8 million as of December 31, 2010. The effect of the overstatement is a cumulative charge to earnings, after giving effect to taxes, of $1.2 million over the four-year period from 2007 through and including 2010. Of this aggregate charge to earnings after giving effect to taxes, $254,623 related to fiscal year 2007; $397,818 related to fiscal year 2008; $269,634 related to fiscal year 2009; and $312,583 related to fiscal year 2010.

Based on the foregoing, on April 2, 2012, the Company’s Board of Directors, after consultation with the Company’s management, concluded that the Company’s financial statements for the fiscal years 2009 and 2010, the interim periods contained therein, and the quarterly statements for the first three quarters of 2011 must be restated to the extent of the overstatements listed above. See Note 3 within the Consolidated Financial Statements for further information.

Results of Continuing Operations

The Company reported a net after-tax loss on continuing operations of $9.0 million for the year ended December 31, 2011 compared to earnings of $2.7 million for the year ended December 31, 2010. The Company reported basic and fully diluted losses per common share from continuing operations of $0.136 for the year ended December 31, 2011 compared to earnings of $0.042 for the same period in 2010. The pre-tax loss from continuing operations was $6.5 million for the period ended December 31, 2011 compared to pre-tax earnings of $4.7 million for the same period in 2010.

The pre-tax loss from continuing operations for the year ended December 31, 2011 compared to the same period last year, resulted primarily from lower earnings in the wholesale operation (AAIC and MGA) in 2011 and a $3.5 million gain on extinguishment of debt recognized in 2010. Total revenue declined by $6.9 million or 11% from the prior year. This reduction reflects both the challenging economic environment as well as actions taken by the Company to address underwriting results. The loss and loss adjustment expenses increased $6.0 million compared to the prior year. This increase included $4.1 million of adverse loss development from prior accident years, primarily 2009 and 2010.

Results of Discontinued Operations

The Company sold its TrustWay retail agencies in 2011. The TrustWay business is reported as discontinued operations in the Consolidated Financial Statements and 2010 results for this business was reclassified as discontinued operations for comparative purposes. The Company reported a net after-tax loss from discontinued operations of $2.6 million for the year ended December 31, 2011, compared to a net after-tax loss of $2.2 million for the year ended December 31, 2010. The Company reported basic and fully diluted losses per common share from discontinued operations of $0.040 for the year ended December 31, 2011, compared to losses of $0.033 in the same period in 2010. The pre-tax loss from discontinued operations was $2.7 million for the year ended December 31, 2011 and $3.2 million for 2010, respectively.

The $2.7 million pre-tax loss from discontinued operations for the year ended December 31, 2011 includes a loss on disposal of $1.3 million from the sale of TrustWay retail agency operations. The pre-tax loss from discontinued operations also includes $1.4 million of discontinued operating losses for the year ended December 31, 2011 compared to a $3.2 million pre-tax loss for the same period last year. The prior year pre-tax loss reflects a discontinued operating loss of $1.7 million and a goodwill impairment of $1.5 million related to the TrustWay agency operations. See Note 9 of the Consolidated Financial Statements for further information.

Revenues

Premiums

Gross premiums written (“GPW”) for the year ended December 31, 2011 were $89.5 million, a decline of 11% compared to the same period in 2010. The decline in premium was driven by a reduction in new business policies as well as a product mix shift from 12 month policies to 6 month policies. The reduction in new business is due to the challenging economic environment as well as actions taken by the Company to improve profitability in underperforming market segments. These actions include rate increases, implementation of tighter underwriting guidelines and restrictions on new business in high fraud areas in the state of Florida. Additionally, the Company stopped writing new business policies in the states of Texas, Mississippi and Louisiana in November, 2011. Average policy premium for six month policies increased for new and renewal policies written during the last six months of the year by 15.4% and 5.4%, respectively, compared to the same period in 2010, reflecting the impact of the rate increases taken earlier in the year.

Policies in-force of 68,663 as of December 31, 2011 decreased 16.7% from policies in-force at December 31, 2010.

The Company ceded approximately 65% or $58.1 million of its direct premiums written to its reinsurers in 2011 compared to 67% or $67.8 million in 2010. The reduction is the result of lower direct premium volume produced and lower ceded premium for the state of Florida, which was ceded for only nine months during 2011.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same gross premiums written (“GPW”) each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth in GPW, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline in GPW, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, remained flat at $33.4 million for the year ended December 31, 2011.

Commission and Fee Income

Our MGA operations receive managing general agent commissions for agency, underwriting, policy administration, and claims adjusting services performed on behalf of insurers. Commission income for the year ended December 31, 2011 was $12.2 million compared to $14.8 million in 2010. The decrease in commission income was driven by the reduction in premium volume and a lower ceding commission rate. AAIC pays the MGA commission on premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

The MGA operations also receive finance and other fees associated with premium installment plans. Managing general agent fees of $10.5 million for the year ended December 31, 2011 were $0.5 million lower than the prior year, resulting from the reduction of in-force policies.

Gain on extinguishment of debt

On December 30, 2010, AAIC issued a dividend in-kind to its parent Company of all the 5,000 of the AssuranceAmerica Capital Trust’s floating rate capital securities, with a liquidation amount of $1,000 per capital security (the “Capital Securities”) in the amount of $1,001,089 and the Company extinguished the floating rate junior subordinated debentures of the Company (the “Debentures”) of $4,988,513, which resulted in a gain of $3,509,845 after the unamortized issuance cost.

Net Investment Income and Investment Gains

Our investment portfolio is highly liquid and consists substantially of readily marketable, investment-grade debt securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses. Net investment income and gains were $0.4 million for the year ended December 31, 2011 and $0.7 million for the same period last year. The lower investment performance was mainly due to interest income received on the trust preferred debt in the prior year, which was extinguished in December of 2010, offset by higher realized gains on equity securities sold in 2011.

Expenses

Insurance Loss and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Insurance losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. During 2011, our outside actuarial firm performed quarterly analyses of accident year results to update reserve requirements. The estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter and by major coverage group (e.g., bodily injury, physical damage). The quarterly analyses are gross of reinsurance and then reinsurance terms are applied to calculate indicated net reserves.

We have historically used reinsurance to manage our exposure to losses and loss adjustment expenses by ceding a portion of our gross losses and loss adjustment expenses to reinsurers. We remain obligated for amounts covered by reinsurance in the event that the reinsurers do not meet their obligations under the reinsurance agreements due to, for example, disputes with the reinsurer or the reinsurer’s insolvency.

Effective May 15, 2011, the Company entered into a twelve month catastrophe agreement with Shelter Mutual Insurance Company (“SMIC”). SMIC shall be liable for private passenger automobile physical damage coverage with respect to each loss occurrence, for the ultimate net loss over and above an initial ultimate net loss of $400,000 each event such as a storm or flood, subject to a limit of liability to the reinsurer of $1,600,000 each event, and further subject to a limit of liability to SMIC of $3,200,000 with respects to all events commencing during the term of this contract.

Effective April 1, 2011, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. (“Greenlight”) for premium written in the state of Florida for the period of April 1, 2011 to March 31, 2012. The Company ceded 50% of premiums and losses for bodily injury liability, physical damage and other automobile liability coverages to Greenlight. The Company will receive a 19% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio as a percentage of earned premium is 75.5% or greater. If the loss ratio is less than 75.5%, but not less than 71.5% then the ceding commission shall be 19.0%, plus one half of the difference in percentage points between 75.5% and the actual loss ratio. If the loss ratio is 71.5% or less, then the ceding commission rate will be 21.0%. The Company receives a provisional commission rate of 20% in advance, which is subject to adjustment once the final loss ratio is known.

Effective January 1, 2011, the Company entered into a new quota share agreement with Swiss Reinsurance America Corporation for business written in 2011 for all states other than Florida. The Company ceded premium and losses equal to 75% of the bodily injury liability coverage and 82.5% of physical damage and other automobile liability coverages. The agreement includes a loss corridor of 75.0%-79.0%, whereby the Company retains the amount by which losses and loss adjustment expenses incurred exceed 75% of collected net premiums earned, subject to a maximum additional retention equal to 4% of collected net premiums earned. The Company retains the amount by which losses and loss adjustment expense incurred, after the application of the loss corridor, exceeds 120% of collected net premiums earned.

As a result of the reinsurance agreements, the Company is currently ceding to its reinsurers approximately 67% in 2011 and 72% in 2010 of its direct loss and loss adjustment expenses incurred. The Company ceded approximately 65% of its direct premiums written to its reinsurers during 2011 compared to 67% in 2010.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $31.0 million for the year ended December 31, 2011, compared to $25.0 million for the same period in 2010. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. As a percentage of earned premiums, the loss ratio for the year ended December 31, 2011 was 92.9% and 75.0% for the same period in 2010. The year-over-year increase in loss cost includes $4.1 million of adverse loss development on claims from accident years 2009 and 2010 and $1.5 million of reserves established for the loss corridor provision in the 2011 reinsurance treaty.

The $4.1 million of adverse development is attributed to higher than expected cost for bodily injury claims as well as additional cost exposure for Florida no-fault coverage (PIP). The Company has implemented both rate and underwriting actions to improve loss results for the bodily injury coverage. The adverse development on PIP coverage in Florida is related to recent Florida district court decisions, ruling that an insurer may not limit payment for PIP medical services to the permissive fee schedule of the Florida PIP statute unless there is specific language in the policy contract indicating use of the fee schedule. This is not expected to be a recurring issue as the Company added language to its policy contract effective January 1, 2011. As of December 31, 2011 the Company reserved for the estimated amount of remaining exposure.

Operating Expenses

Selling, general and administrative expenses were $30.9 million for the year ended December 31, 2011 and $32.3 million for the same period of 2010. The decrease of $1.4 million in 2011 expenses relates to a $1.7 million decrease in selling expenses due to lower premium volume in the wholesale division and a $1.5 million goodwill impairment loss reflected in the prior year, partially offset by increases in personnel costs of $0.6 million, boards and bureau assessments of $0.6 million and $0.4 million in other administrative costs. Depreciation and amortization expenses increased $223 thousand related to investment in a proprietary web-based quoting and policy issuance platform. Interest expense was $344 thousand lower than the prior year, primarily due to the extinguishment of the trust preferred debt in late 2010.

Income Tax Expense

The net income tax expense for the year ended December 31, 2011 from continuing and discontinued operations was $2.4 million compared to $0.9 million for the prior year. The increase in the tax expense during the year relates to a valuation allowance of $4.9 million on the Company’s deferred tax assets. The valuation allowance was established based on the “more likely than not” threshold for the Company’s net deferred income tax asset as of December 31, 2011. The Company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax law. The Company considered the following possible sources of taxable income when assessing the possible realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax planning strategies.

Financial Condition

As of December 31, 2011, the Company had investments and cash of $16.6 million, compared to $21.5 million at December 31, 2010. The Company’s investment strategy is to be investing in bonds with short durations in order to meet its insurance obligations. As of December 31, 2011, the Company had $8.1 million in cash and short-term investments, which included $0.3 million of cash restricted to provide security for certain reinsurance reserve obligations. The Company’s long term investments of $7.9 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The Company changed its investment strategy during the year and sold all of its remaining equity securities in order to mitigate its exposure to a volatile equity market environment and reinvested the funds received in bonds. The other long term investments of $0.6 million represent low income housing tax credits, which will be used to offset the Company’s future tax liabilities.

The Company’s investment activities are made in accordance with the Company’s investment policy. The objectives of the investment policy are to obtain favorable after-tax returns on investments through a diversified portfolio of fixed income securities. The Company’s investment criteria and practices reflect the short-term duration of its contractual obligations with policyholders. Tax considerations include federal and state income tax as well as premium tax abatement and credit opportunities offered to insurance companies in the states where AAIC writes policies.

As of December 31, 2011, the Company’s assets included two promissory notes secured by real estate mortgages, in the amount of $2.5 million and $1.5 million, respectively. The two notes were subsequently assigned by the Company as a capital contribution to its subsidiary AssuranceAmerica Insurance Company. The assigned promissory notes are secured by mortgages and real estate deeds owned by Guy Millner the Chairman of the Company and a related party. See Note 6 of the Consolidated Financial Statements for further details regarding the notes.

Receivable from insureds as of December 31, 2011, decreased $5.7 million to $25.1 million compared to $30.8 million as of December 31, 2010. The balance represents amounts due from AAIC’s insureds and the majority of the decrease is directly attributable to the decline in AAIC’s premium writings during 2011. The Company’s policy is to write off uncollected receivable balances within 60 days of cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverable as of December 31, 2011, increased $2.7 million to $36.7 million compared to $34.0 million as of December 31, 2010. The increase is directly related to an increase in ceded loss reserves. AAIC maintains quota-share reinsurance treaties whereby it ceded approximately 65% of premiums and 67% of losses in 2011. The $36.7 million represents the reinsurers’ portion of losses and loss adjustment expenses, both paid and unpaid.

Prepaid reinsurance premiums as of December 31, 2011, decreased $4.2 million to $19.5 million compared to $23.6 million as of December 31, 2010. The decrease results from AAIC’s decline in premium during the year of 2011 and represents premiums ceded to its reinsurers which have not been fully earned.

Other receivables as of December 31, 2011 increased $0.9 million to $1.6 million when compared to December 31, 2010. The increase mainly relates to $0.2 million note receivable due from the purchaser of the TrustWay Alabama agencies, $0.3 million due from the purchaser of the TrustWay Florida agencies and $0.4 million increase for balances related to the managing general agency agreements.

Assets of discontinued operations decreased $8.1 million to $0.2 million as of December 31, 2011 from the balance of $8.3 million as of December 31, 2010. This decrease is mainly related to the sale of the TrustWay agency assets disposed of during 2011. See Note 9 of the Consolidated Financial Statements for further information.

Prepaid income taxes decreased $107 thousand as of December 31, 2011, when compared to the balance at December 31, 2010. Deferred tax assets decreased $2.4 million as of December 31, 2011 compared to the balance as of December 31, 2010. A valuation allowance of $4,851,743 was established based on the “more likely than not” threshold for the Company’s net deferred income tax asset as of December 31, 2011. See Note 10 of the Consolidated Financial Statements.

Accounts payable and accrued expenses as of December 31, 2011, increased $0.6 million to $7.3 million from the balance of $6.7 million as of December 31, 2010. The increase is due to $1.6 million of unclaimed property, offset by a decrease of $0.3 million in lower premium tax accruals, $0.5 million in general and administrative expense accruals, and amounts due to agents of $0.2 million.

Unearned premium decreased $6.1 million to $28.1 million as of December 31, 2011 from $34.2 million as of December 31, 2010, and represents premiums written but not earned. This decrease is directly attributable to the decline in AAIC’s premium writings during 2011.

Unpaid losses and loss adjustment expenses increased $8.8 million to $42.1 million as of December 31, 2011 from $33.3 million at December 31, 2010. This amount represents management’s estimates of future amounts needed to pay claims and related expenses. The increase is primarily related to reserve strengthening and adjustments to the actuarial estimate for prior accident years related to the bodily injury and personal injury protection coverages.

Reinsurance payable as of December 31, 2011 decreased $8.9 million to $20.5 million, compared to $29.4 million on December 31, 2010. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains nine reinsurance treaties with its reinsurers and is currently ceding approximately 65% of premiums written. The decrease is mainly due to the decrease in premiums written during the year.

Provisional commission reserves represent the difference between the minimum ceding commission and the provisional amount paid by the reinsurers. These balances as of December 31, 2011 decreased $0.8 million to $2.5 million, compared to the balance on December 31, 2010 of $3.3 million. The decrease is related to the reduction in ceded written premium in 2011 and a reduction in the commission rate.

The Company’s revolving line of credit of $1.5 million was fully paid during 2011. The line was not renewed by the Company.

Notes payable due to a related party increased by $1,557,911. The increase represents two notes payable issued in the amount of $2.5 million and $1.5 million to Mr. Millner, the Chairman of the Company, in consideration of providing the secured notes to AssuranceAmerica Corporation, (for assignment by the Company as a capital contribution to its subsidiary AssuranceAmerica Insurance Company). As additional consideration, the Company also issued a Warrant Agreement giving the Chairman the right to purchase 11,629,000 shares of the common stock of the Company for $0.01 per share. At December 31, 2011, the recorded balance of the notes is $1,557,911, net of $2,442,089 discount related to the issuance of the warrants. The discount will be amortized over the life of the notes as a yield adjustment. See Note 11 of the Consolidated Financial Statements for further information.

Notes and interest payable as of December 31, 2011 decreased $58 thousand due to principal payments on a note with a third party.

Liquidity and Capital Resources

Net cash used by operating activities for the year ended December 31, 2011 was $7.0 million. The decrease in operating cash was primarily due to a change in payment terms for reinsurance commissions (paid on collected premium versus paid on written premium) impacting cash flow in 2011 by $3.4 million, the return of $1.6 million held as restricted on behalf of the reinsurer and payment of provisional commissions of $1.8 million.

Investing activities provided cash for the year ended December 31, 2011 of $7.9 million. The increase primarily consists of $4.5 million related to the sale of the TrustWay insurance agencies, $2.8 million net proceeds from the sale of bonds and equity securities, and $1.5 million transfer of cash from restricted funds held for reinsurers, offset by $0.9 million of purchases of property and equipment related to the wholesale division.

Financing activities for the year ended December 31, 2011, used cash of $1.5 million, primarily due to the $1.5 million payment of the line of credit.

On June 30, 2010, the Company entered into a First Amendment Agreement (“First Amendment”) to the Loan Agreement between the Company and Wells Fargo Bank, N.A. (as successor in interest by merger to Wachovia Bank, N.A.) (“Lender”). The First Amendment amends the Loan Agreement, dated July 17, 2009, between the Company and the Lender (“Loan Agreement”).

The First Amendment extended the maturity date for the credit facility to July 16, 2011. However, the lender extended the agreement through September 30, 2011. The facility was fully paid in July 2011 and upon expiration, the facility was not renewed. The proceeds of the facility was used for funding certain permitted acquisitions, funding short-term loans to the Company’s wholly owned subsidiary, AAIC, or for working capital or general corporate needs in the ordinary course of business. The credit facility was secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay and MGA, and was guaranteed by the same entities.

On December 30, 2010, AAIC issued a dividend in-kind to the Company of all the capital securities issued by AssuranceAmerica Capital Trust in the amount of $1,001,089 and the Company extinguished the related junior subordinated debentures of $4,988,513, which resulted in a gain of $3,509,845. On March 10, 2009, AAIC purchased all of the capital securities issued by the trust at a discounted price of $1,000,000 from the non-affiliated holder of those securities. The discount was accreted to interest income over the remaining life of the capital securities using the interest method. The purchase resulted in an increase in AAIC’s investment portfolio for redeemable preferred stock in the amount of $1,001,089.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum statutory capital and surplus of $3.0 million. As of December 31, 2011, AAIC’s statutory capital and surplus was $11.4 million.

Off-Balance Sheet Arrangements

The Company does have off balance sheet leasing arrangements. For further information, please refer to Note 16 in the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

Loss and LAE Reserves

The Company is required to make certain estimates and assumptions when preparing its financial statements and accompanying notes in accordance with GAAP. One area which requires estimations and assumptions is the establishment of loss and LAE reserves. Loss and LAE reserves are established to reflect the estimated costs of paying claims and claims expenses under insurance policies we have issued. These reserves are an approximation of amounts necessary to settle all outstanding claims, including known claims and claims that have been incurred but not reported (“IBNR”) as of the financial statement date.

Loss and LAE reserves are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. When establishing loss and LAE reserves, the Company considers its historical loss experience and current trends or assumptions, particularly those relating to the following factors:

•	Claims settlement and payment practices;

•	Industry averages and average paid losses by state and other geographical regions;

•	Coverage limits and deductibles;

•	Inflation and changes in automobile repair costs, medical costs and industry averages; and

•	Legal and regulatory trends affecting claims settlements and average legal defense costs by state and other geographical regions.

The Company considers its historical loss experience and the factors set forth above at a state, product and line of business level to estimate its loss and LAE reserves. The Company reviews its loss and LAE reserves by line of business on a monthly basis as new information becomes known and it is able to observe actual loss development. Our statistical average reserves are reviewed throughout the year. If emerging issues relating to a product or state necessitate a change in our scheduled reviews of a particular coverage of the business, we identify and measure variances and make adjustments if necessary. For example, we track medical and auto repair costs and may adjust statistical averages if trends were emerging.

At December 31, 2011 and 2010, we had $14.5 million and $9.9 million of net loss and LAE reserves, respectively, which included $5.1 million and $5.2 million of case reserves and $9.4 million and $4.7 million of IBNR reserves, respectively. The Company’s case reserves were flat year-over-year and IBNR reserves increased $4.7 million. This increase in IBNR reserves is related to reserve strengthening and adjustments to the actuarial estimate for prior accident years related to the bodily injury and personal injury protection coverages.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of December 31, 2011 and December 31, 2010:

	2011	2010
Personal Auto Liability	$39,969,262	$31,638,391
Personal Auto Physical Damage	2,129,001	1,672,676

Total Gross Reserves-Unpaid Losses and LAE	$42,098,263	$33,311,067

The increase in gross reserves was $8.8 million mainly representing an increase in the bodily injury and personal injury protection coverages of $8.3 million and $0.5 million in physical damage coverages.

Determination of Loss and LAE Reserves

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

Our best estimates of the appropriate amounts for our reserves as of December 31, 2011 and 2010 are included in our financial statements for those years. Our goal is to establish the total reserves and determine the adequacy of reserves to cover all loss costs, while sustaining minimal variation from the time reserves are initially established until losses are fully developed. At the point in time when the reserves are established, we have no way of knowing whether our reserve estimates will prove to be high or low and, thus, whether future reserve development will be favorable or unfavorable.

Adjustment to Unpaid Losses and LAE

On a quarterly basis, the Company’s external actuary performs an in-depth independent review of our actuarial data and determines whether or not the established reserves for both IBNR and LAE are within an acceptable range. At the end of each year, our independent actuary opines on and certifies our reserves. For all years presented, our independent actuary has determined that our reserves are within acceptable ranges, and therefore management has not adjusted the liability for unpaid losses and LAE from the amount determined by its external actuaries.

Key Assumptions

AssuranceAmerica estimates liabilities for the costs of losses and LAE for both reported and unreported IBNR claims based on the historical trends and assumptions set forth above. When possible, where deviations from historical trends in these key areas exist, quantitative and qualitative modifications to, or selections of, such factors are made to reflect such deviations. Management analyzes the adequacy of reserves using actuarial data and analytical reserve development techniques, including projections of ultimate paid losses, to determine the ultimate amount of reserves. The key assumptions and factors previously discussed under the “Critical Accounting Policies” Section are taken into account in developing these estimates. AssuranceAmerica reviews loss reserve adequacy quarterly by accident year at a line of business level. Reserves are adjusted as additional information becomes known. Such adjustments are reflected in current year operations. Loss and LAE reserves are also certified to state regulators annually.

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

Factors that can affect actual frequency include, among others, changes in weather, driving patterns or trends and class of driver. Estimates of average frequency can be affected by changes in claims settlement and reserving practices. Loss severity can be affected by auto repair and medical cost inflation, jury awards and changes in policy limit profiles. Estimation of LAE reserves is subject to variation from factors such as the use of outside adjusters, frequency of lawsuits, claims staffing and experience levels. Key assumptions as of December 31, 2011 and 2010 were premised on historical loss reserve development patterns.

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

The following table provides the estimated changes in the liability and related payments made for the year ended December 31, 2011 and 2010:

	2011	2010
Change in net loss and LAE reserves	$4,647,432	$(2,362,503)
Paid losses and LAE	26,392,261	27,384,652

Total incurred losses and LAE	$31,039,693	$25,022,149

Loss and LAE ratio(1)	92.9%	75.0%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

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

During the year ended December 31, 2011, our loss and LAE ratio increased 17.9%, as compared to 1.7% in the same period a year ago, which reflects reserve strengthening for prior year loss development. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

The table below presents the development experienced in the following periods:

	2011	2010
Prior year incurred losses	$4,081,001	$2,158,004
Current year incurred losses and LAE	26,958,692	22,864,145

Total incurred losses and LAE	$31,039,693	$25,022,149

Increase to the calendar year loss and LAE ratio	17.9%	1.7%

Ceded Reinsurance

The Company cedes a significant portion of its personal automobile premium and losses to reinsurers. The Company’s reinsurance strategy is to use quota share reinsurance to mitigate the financial impact of losses on its operations, while enabling premium growth within the limits of its capital base. Historically, the Company’s reinsurance contracts have been one or two years in duration, subject to renewal.

Effective May 15, 2011, the Company entered into a new catastrophe agreement with Shelter Mutual Insurance Company (“SMIC”). SMIC shall be liable for private passenger automobile physical damage coverage with respect to each loss occurrence, for the ultimate net loss over and above an initial ultimate net loss of $400,000 each event, such as a storm or flood, subject to a limit of liability to SMIC of $1,600,000 each event, and further subject to a limit of liability to SMIC of $3,200,000 with respects all events commencing during the term of this contract.

Effective April 1, 2011, the Company entered into a twelve month quota share agreement with Greenlight Reinsurance Ltd. for business written in Florida. The Company ceded 50% of premium and losses for bodily injury liability, physical damage and other automobile liability coverages. The Company will receive a 19% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio as a percentage of earned premium is 75.5% or greater. If the loss ratio is less than 75.5%, but not less than 71.5% then the ceding commission shall be 19.0%, plus one half of the difference in percentage points between 75.5% and the actual loss ratio. If the loss ratio is 71.5% or less, then the ceding commission rate will be 21.0%. The Company receives a provisional commission rate of 20% in advance, which is subject to adjustment once the final loss ratio is known.

Effective January 1, 2011, the Company entered into a new quota share agreement with Swiss Reinsurance America Corporation for the 2011 treaty year business. The Company ceded 75.0% of the bodily injury liability coverage and 82.5% of physical damage and other automobile liability coverages. The agreement includes a loss corridor of 75.0%-79.0%, whereby the Company shall retain the amount by which losses and LAE incurred exceed 75.0% of net premiums earned, subject to a maximum additional retention equal to 4% of net premiums earned. The reinsurance contract will cover all states except Florida. Further, the Company shall retain the amount by which losses and LAE incurred, after the application of the loss corridor, exceeds 120% of collected net premiums earned. The Company will receive a 21.0% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio is 73.5% or greater. If the loss ratio is 73.5%, but not less than 71.5% then the ceding commission shall be 21.0%, plus the difference in percentage points between 73.5% and the actual loss ratio. If the loss ratio is 71.5% or less, the ceding commission rate will be 23.0%.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies. The Company has nine reinsurers, of which eight are A- rated or better based on the most recent A.M. Best ratings available. While one of the reinsurers does not have a rating, the contract is in run-off. Further, the reinsurers cover up to $2,000,000 in aggregate claims for extra contractual obligations each policy year.

The impact of reinsurance on the income statement as of December 31 is as follows:

	2011	2010
Gross premiums ceded	$58,053,377	$67,795,311
Ceded commissions incurred	$11,925,703	$15,355,480
Ceded losses and loss adjustment expenses incurred	$63,097,598	$61,574,293

The impact of reinsurance on the balance sheets as of December 31 is as follows:

	2011	2010
Reinsurance recoverable	$36,664,396	$34,013,415
Ceded unpaid losses and loss adjustment expenses	$27,550,209	$23,410,446
Ceded prepaid premiums	$19,466,923	$23,643,822
Reinsurance payable	$20,538,203	$29,426,944

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force. During 2011, the Company ceded approximately 65% of its premium and 67% of losses during the year ended December 31, 2011 as compared to approximately 67% of its premium and 71% of losses ceded to reinsurers for the prior year. The ceded premium and losses reflect the new contract terms entered into during 2011 as previously mentioned. The ceded premium under these reinsurance agreements for the year ended December 31, 2011 and 2010 was $58.1 million and $67.8 million, respectively. The related ceding commission earned was $11.9 million in 2011 and $15.4 million in 2010. The lower ceded premium and commission were mainly due to lower production and the reduced ceded premium related to the state of Florida, which is ceded at 50% effective April 1, 2011.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE for the year ended December 31, 2011 and 2010 by $63.1 million and $61.6 million, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments, and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverables. As of December 31, 2011, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy the reinsurer’s obligations under the reinsurance agreements. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $36.7 million and $34.0 million as of December 31, 2011 and 2010, respectively. The reinsurance recoverable includes ceded unpaid losses and loss adjustment expenses of $27.6 million and $23.4 million for the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other reinsurers under the terms of reinsurance agreements in the amount of $9.1 million and $10.6 million as of December 31, 2011 and 2010, respectively. The paid loss recoverables are current as of December 31, 2011.

The Company’s ceded prepaid premium relates to policies in force and is earned ratably over the policy period. As of December 31, 2011 and 2010, the ceded prepaid premiums amounted to $19.5 million and $23.6 million, respectively. Reinsurance payable of $20.5 million and $29.4 million as of December 31, 2011 and 2010, respectively, represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis. Effective for the 2011 treaty year, the Company receives ceding commissions on ceded collected premiums, whereas for prior treaty years ceding commissions were based on ceded written premiums. The Company does not have any balances that are in dispute as of December 31, 2011.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes a significant amount of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of ceded premiums collected. The Company paid ceded premiums net of commissions of $55.1 and $51.5 million for the years ended December 31, 2011 and 2010, respectively, and received reinsurance recoverables on paid loss and loss adjustment expenses of $60.0 million and $71.3 million during the same periods.

The Company’s reinsurance strategies have not changed from previous years and the Company’s limited loss exposure is based on the existing quota share agreement. While the Company monitors conditions within the reinsurance market, adverse conditions could have an impact on the Company’s ability to secure reinsurance capacity, thereby limiting its ability to cede future premium and losses.

Valuation of Long Lived Assets and Goodwill

We assess the carrying amount of identifiable intangible assets and long-lived assets if events or changes in circumstances indicate that such carrying amount may not be recoverable. We assess the carrying amount of our goodwill at least annually. Factors we consider important, which could trigger an impairment review, include the following:

•	significant underperformance relative to historical and projected future results;

•	significant changes in the manner of our use of these assets or the strategy for our overall business; and

•	significantly negative industry or economic trends.

When we determine that the carrying amount of intangible assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the impairment based on the pro forma sustainable earnings capacity and discounted cash flows. This review is based upon our historical earnings, industry comparisons, and the underlying risks inherent in Trustway’s current business model.

While we believe that our assumptions are appropriate, such amounts estimated could differ materially from what will actually occur in the future. In assessing goodwill, these estimates are prepared at the generating segment level. Goodwill is allocated to the TrustWay segments for the purpose of impairment testing.

The intangible asset carrying value as of December 31, 2010 relates to the TrustWay division, which was sold during 2011 and the value was reduced to zero as of December 31, 2011 (see Note 9 of the Consolidated Financial Statements for additional information).

Valuation of Deferred Tax Asset

The Company reviews its deferred tax assets for recoverability at each interim reporting date. The Company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax law. The Company considered the following possible sources of taxable income when assessing the possible realization of deferred tax assets: future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax planning strategies. As of December 31, 2011, a valuation allowance of $4.9 million was established based on the “more likely than not” threshold for the Company’s net deferred income tax asset.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All information required to be disclosed in Item 8 is incorporated by reference from the consolidated financial statements and schedules thereto in Item 15 of this Annual Report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

Item 9A.	CONTROLS AND PROCEDURES

Background and Restatement

During the course of its review of the Company’s current financial statements and accounting procedures, the Company’s management discovered an error in its stated accounts receivable. The error arose as a result of the process used to record transactions to the accounting system for insufficient funds on policy payment from insureds. This process, which in certain instances required manual adjustments to the accounts receivable system for insufficient funds transactions, resulted in a duplicate booking of certain transactions to the accounting systems in years 2007 through 2010.

As a result, the Company’s accounts receivable were overstated by $1.8 million as of December 31, 2010. The effect of the overstatement is a cumulative charge to earnings, after giving effect to taxes, of $1.2 million over the four-year period from 2007 through and including 2010. Of this aggregate charge to earnings after giving effect to taxes, $254,623 related to fiscal year 2007; $397,818 related to fiscal year 2008; $269,634 related to fiscal year 2009; and $312,583 related to fiscal year 2010.

Based on the foregoing, the Company’s Board of Directors, after consultation with the Company’s management, concluded that the Company’s financial statements for the fiscal years 2009 and 2010, the interim periods contained therein, and the quarterly statements for the first three quarters of 2011 must be restated to the extent of the overstatements listed above. Such restated financial information is presented in this report. See Note 3 of the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial condition and Results of Operations in this annual report for further information.

As a result of the foregoing, management has concluded that the Company’s controls and procedures to ensure the accuracy of its accounts receivable were not effective during the periods described above. Specifically, the Company did not maintain effective controls over the review and analysis of the account reconciliation process. The control deficiencies represented a material weakness in our internal control over financial reporting and required corrective and remedial actions. In response to the discovery of the material weakness, the Company implemented the following additional controls and procedures: (1) all account reconciliations shall be reviewed by two levels of management; (2) all findings and resolutions from the reviews shall be documented and reviewed by the Company’s Chief Financial Officer; and (3) all account reconciliations that need to be corrected following such reviews shall be corrected within 90 days.

We believe that the additional controls that we have implemented have remediated the control deficiencies and strengthened our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate our internal control over financial reporting, we may determine to implement additional controls relating to the reconciliation of accounts receivable or modify certain of the additional controls described above.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)).

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness described above, our disclosure controls and procedures were not effective as of December 31, 2011. Notwithstanding the foregoing, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Controls over Financial Reporting

The Company has implemented changes in its internal controls over financial reporting in connection with its year-end review and restatement of its financial statements that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Changes were implemented to strengthen controls over the review and analysis of the account reconciliation process as noted above.

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

Management, under the supervision and with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on its assessment, management determined that, as of December 31, 2011, because of the material weakness described above, we did not maintain effective internal control over financial reporting.

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

Effective December 30, 2011, the Company assigned two Promissory Notes (one for $2.5 million and one for $1.5 million) secured by mortgages (“Secured Notes”) to AAIC) as a capital contribution to AAIC. The Secured Notes were issued by Guy W. Millner, the Company’s Chairman, and secured by real estate in Atlanta, Georgia and Palm Beach, Florida. The notes carry an interest rate of 5%, due and payable quarterly in arrears, with the first payment due March 31, 2012 and each quarter, thereafter. The principal balance is due and payable on the earlier to occur of: (i) the sale of the real estate securing the note, (ii) the payment of the notes payable described in Note 11 of the Consolidated Financial Statements, or (iii) December 28, 2018.

In consideration of the Company’s Chairman providing the Secured Notes to the Company (for assignment by the Company as a capital contribution to AAIC as described above), the Company issued its promissory notes to the Company’s Chairman in like amount. The notes were secured in part with the stock of AAIC and the interest of the Company in MGA. The notes payable carry an interest rate of 12.5% per annum, due and payable quarterly in arrears, with the first payment due on March 30, 2012 and each quarter thereafter. The principal balance on the note is due and payable on the earlier to occur of: (i) December 28, 2018, (ii) the sale and closing of all or substantially all of the assets of the Company, or (iii) payment of the mortgage notes receivable discussed in Note 6 of the Consolidated Financial Statements.

The Company also issued a Warrant Agreement as part of the consideration giving the Company’s Chairman the right to purchase 11,629,000 shares of the common stock of the Company for $0.01 per share. The warrant is exercisable immediately and expires on December 30, 2015. The warrant shall not be exercisable and shall be of no further effect if the Company sells all or substantially all of its assets in a transaction closed on or before June 30, 2012. The initial fair value of the warrant was calculated using the Black-Scholes-Merton option pricing model with the following assumptions: 4 year contractual term; annual risk-free interest rate of 2.69%; 162% volatility; and 0% dividend rate. The fair value of the warrant was determined to be $2,442,090 and was recorded as equity in additional paid-in capital and a discount to the carrying value of the loan. The discount will be amortized to interest expense using the effective interest rate method over the seven year term of the loan.

See Exhibits 10.29, 10.30, 10.31, 10.32, 10.33, 10.34, 10.35, 10.36 and 10.37

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages, as of March 30, 2012, of the members of our Board of Directors.

Name	Age	Director Since	Position

Guy W. Millner	76	2003	Chairman of the Board and Chief Executive Officer

Donald Ratajczak	69	2000	Director

Sam Zamarripa	59	2004	Director

Biographies of Directors

Guy W. Millner has served as the Chairman of the Board since June 2003 and Chief Executive Officer since October 2008. Mr. Millner served as Chairman of AA Holdings, LLC, the predecessor of the Company, from 1998 to 2003. From 1961 to 1999, Mr. Millner served as Chairman of Norrell Corporation, a leading provider of staffing and outsourcing solutions.

Donald Ratajczak has served on our Board of Directors since 2000. Dr. Ratajczak previously served as the Chairman of our Board of Directors and our Chief Executive Officer from May 2000 to June 2003. From May 2000 to November 2000, Dr. Ratajczak also served as our President. From July 1973 to June 2000, he served as a professor and Director of Economic Forecasting Center at the J. Mack Robinson College of Business Administration at Georgia State University. Dr. Ratajczak currently serves on the Board of Directors of the following organizations: Crown Crafts, Inc., a textile manufacturing company; Ruby Tuesday, Inc., a food service company; and Citizens Bancshares, a holding company for Citizens Trust Company. He is a consulting economist for Morgan, Keegan & Co., a broker/dealer company.

Sam Zamarripa has served on our Board of Directors since August 2004. Mr. Zamarripa has been the President of Zamarripa Capital, Inc. since 2007 and was a managing partner of Heritage Capital Advisors, LLC, an investment banking services firm, from 2002 to 2007.

Meetings and Committees of the Board

Our Board of Directors held five meetings during the year ended December 31, 2011. Each Director attended 75% or more of the aggregate number of meetings held by the Board of Directors and the Committees, if any, on which such Director served. The Board of Directors has a standing Compensation Committee. The Compensation Committee was composed of Mr. Zamarripa, Chairman and Mrs. Street. The Compensation Committee met two times in 2011. The Compensation Committee is responsible for overseeing the compensation and benefits of our management and employees and acts in accordance with a charter adopted by the Board of Directors. The Board of Directors has a standing Audit Committee. The Audit Committee was composed of Mr. Healey, Chairman,

Mr. Reed, and Dr. Ratajczak. The Audit Committee met six times in 2011. The Audit Committee acts pursuant to a charter adopted by the Board of Directors. Mr. Healey and Dr. Ratajczak were audit committee financial experts as defined by the SEC rules. Copies of the current charters for each of the Compensation Committee and Audit Committee as well as the Company’s Code of Ethics are available at our website, www.assuranceamerica.com, under “Governance” in the investor relations section of the website. Mr. Healy and Mr. Reed resigned as Directors in December 2011. Mrs. Street resigned as Director effective March 25, 2012. Until the three vacancies are filled, the Board of Directors will fulfill the duties and responsibilities of the Audit and Compensation Committees.

Code of Conduct

We have adopted a code of conduct that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.assuranceamerica.com and provided as an exhibit to this Annual Report. Copies of our code of conduct may also be requested in print without charge by writing to Investor Relations at AssuranceAmerica Corporation, 5500 Interstate North Parkway, Suite 600, Atlanta, Georgia 30328.

Executive Officers

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Positions Held
David Anthony	53	Senior Vice President and Chief Information Officer, AssuranceAmerica Managing General Agency, LLC
Mark H. Hain	62	Executive Vice President, General Counsel and Secretary
Paul Love	53	Vice President — Claims, AssuranceAmerica Managing General Agency, LLC
Guy W. Millner	76	Chairman and Chief Executive Officer
Joseph J. Skruck	48	President and Chief Operating Officer
Sheree Williams	56	Senior Vice President and Chief Financial Officer

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

Mark H. Hain has served as Executive Vice President, General Counsel and Secretary since February 2009. He served as Senior Vice President since August 2005 prior to becoming Executive Vice President 2009. Prior to joining the Company, Mr. Hain was in the private practice of law for two years and was General Counsel for Computer Jobs.com, Inc. for two years. He served as Senior Vice President and General Counsel for Norrell Corporation from 1988 to 1999 and as General Counsel for America First Corporation, C.L. Frates & Co, Inc. and the Oklahoma Insurance Department prior to 1988.

Paul Love, serves as the Vice President of Claims for Assurance America. Mr. Love joined the company in December of 2009. Prior to joining the company Paul was the Assistant Vice President over Material Damage at AIG/21st Century Insurance. Mr. Love has over 24 years of auto insurance claims background including 17 years at Progressive Insurance managing multiple states. Mr. Love holds a BS degree in Psychology from the University of North Florida. The officers serve at the pleasure of the board until their successors are elected and qualified.

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

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by the Company to the Company’s Chief Executive Officer and next two most highly paid executive officers of the Company in 2011 who were executive officers at December 31, 2011 and whose annual compensation exceeded $100,000 (the “Named Executive Officers”). The information presented is for the years ended December 31, 2011, and 2010.

Summary Compensation Table

Annual Compensation

Name & Principal Position	Year Ended December 31,	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Guy W. Millner,	2011	250,000	—	—	16,928	266,928
Chairman and CEO	2010	250,000	—	—	16,923	266,923
Joseph J. Skruck,	2011	240,000	—	—	17,239	257,239
President and COO	2010	240,000	—	—	25,396	265,396
Mark H. Hain,	2011	240,040	—	—	12,349	252,389
Executive VP, General Counsel, Secretary	2010	240,000	—	—	17,053	257,053

(1)	Amounts shown consist of certain perquisites, none of which had a value exceeding 25% of the total value of all perquisites provided.

Director Compensation

Our non-officer directors are granted an option to purchase 50,000 shares of our common stock (exercisable over ten years and having an exercise price equal to the fair market value of the Company’s common stock on the date of the grant) upon their initial election to the Board of Directors. For 2011 and 2012, each non-officer director may choose between (i) an amount in cash equal to $15,000, plus the number of shares equal to $15,000 divided by the share price on December 31 of the prior year, or (ii) the number of shares equal to $30,000 divided by the share price on December 31 of the prior year. We reimburse each non-officer director for travel expenses related to attendance at Board and committee meetings.

For the year ended December 31, 2011, Guy W. Millner was not compensated in his capacity as Director. Donald Ratajczak accepted a grant of 88,235 shares of our common stock for his service for the period ending with the 2012 shareholder meeting and Quill O. Healey, Sam Zamarripa, William Reed, and Kaaren Street elected $15,000 and 44,117 shares of our common stock for their services for the period ending with the 2012 shareholder meeting.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in	Stock Awards		Total ($)
	Cash ($)	# of Shares	($)(1)

Donald Ratajczak	—	88,235	30,000	30,000
Quill O. Healey*	15,000	44,117	15,000	30,000
Kaaren J. Street*	15,000	44,117	15,000	30,000
Sam Zamarripa	15,000	44,117	15,000	30,000
William Reed*	15,000	44,117	15,000	30,000

*	Mr. Healey and Mr. Reed resigned as directors in December 2011 and Mrs. Street resigned as director effective March 25, 2012.
(1)	Reflects the accounting expense the Company recognized in 2010 for the shares of restricted stock granted to the directors determined in accordance with Financial Accounting Standards Board Accounting Standards Codification No. 718, Compensation – Stock Compensation.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information concerning beneficial ownership of our common stock as of March 23, 2012, by: (i) each shareholder that we believe owns more than 5% of our outstanding common stock; (ii) each of our Named Executive Officers (as defined below); (iii) each of our Directors; and (iv) all of our Directors and executive officers as a group.

The following table lists the applicable percentage of beneficial ownership based on 66,110,531 shares of common stock outstanding on March 30, 2012. Except where noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Number of Shares Beneficially Owned		Percentage of Ownership (%)
Name of Beneficial Owner(1)	Common		Common
Guy W. Millner	41,704,192	(3)	53.65
Donald Ratajczak	622,354		*

Sam Zamarripa	287,990	(4)	*

Lawrence (Bud) Stumbaugh	4,089,347	(2)	6.2
Heritage Assurance Partners, LLP	10,184,955	(5)	15.5
Joseph J. Skruck	922,300	(6)	1.4
Mark H. Hain	656,575	(7)	*
Directors & Executive Officers as a group (10 persons)	79,687,306	(8)	61.3

*	Less than 1.0%.
(1)	Except as otherwise stated, the beneficial owner’s address is RiverEdge One, 5500 Interstate North Parkway, Suite 600, Atlanta, Georgia 30328.
(2)	Includes 5,000 shares of our common stock held by Mr. Stumbaugh’s spouse as custodian for her son under the Georgia Transfers to Minors Act.
(3)	Includes a warrant to purchase 11,629,000 shares of our common stock exercisable within 60 days.
(4)	Includes 68,000 shares of our common stock owned by his spouse. Mr. Zamarripa disclaims ownership of such shares.
(5)	Heritage Assurance Partners, LP (“HAP”) owns such shares. Heritage Assurance Advisors, LLC (“Advisors”), the general partner of HAP, has voting and dispositive powers with respect to such shares. Jay Martin is the managing member of Advisors. Except for 2,063,077 shares, Mr. Martin disclaims beneficial ownership of such shares. HAP’s address is 140 Crescent Drive, Collierville, TN 38017.
(6)	Includes an option to purchase 910,000 shares of common stock exercisable within 60 days.
(7)	Includes options to purchase 476,575 shares of common stock exercisable within 60 days.
(8)	Includes options or rights to purchase 13,576,775 shares of common stock exercisable within 60 days.

The following table provides information regarding the exercisable and unexercisable stock options held as of December 31, 2011, by each Named Executive Officer. All option grants were issued pursuant to our existing stock option plans. The option grants vest twenty (20%) percent on each anniversary of the date of grant.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date

Joseph J. Skruck	01/03/2006	30,000	—	$0.88	01/03/2016
Joseph J. Skruck	12/31/2002	450,000	—	$0.25	12/31/2012
Joseph J. Skruck	04/26/2007	60,000	20,000	$0.98	04/26/2017
Joseph J. Skruck	11/07/2007	90,000	60,000	$0.63	11/07/2017
Joseph J. Skruck	10/03/2008	160,000	240,000	$0.22	10/03/2018
Mark H. Hain	11/07/2007	45,000	30,000	$0.63	11/07/2017
Mark H. Hain	01/03/2006	9,375	—	$0.88	01/03/2016
Mark H. Hain	07/24/2008	40,000	60,000	$0.51	07/24/2018
Mark H. Hain	08/15/2005	280,000	—	$0.85	08/15/2015
Mark H. Hain	04/26/2007	67,200	16,800	$0.98	04/26/2017

None of the Named Executive Officers exercised any stock options during the year ended December 31, 2011.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to the Company’s compensation plans under which equity securities are authorized for issuance and adopted by the shareholders:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Employees–2010 Incentive Plan(1)	1,282,000	$0.23	718,000
Equity Employees–2000 Incentive Plan(2)	3,834,375	$0.47	0
Total	5,116,375	$0.41	718,000

(1)	The number of shares available for future issuance is the total number of awards less the cumulative number of awards granted under the plan plus the number of awards cancelled under the plan.
(2)	This plan has expired and no further awards may be made thereunder.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 30, 2011, the Company issued two promissory notes totaling $4,000,000 payable to the Company’s Chairman in exchange for two mortgage notes receivable of equal value secured by real estate mortgages. The secured notes and mortgages and notes were contributed by the Company to its subsidiary AAIC as a capital contribution. The Company also issued a Warrant Agreement as part of the consideration giving the Chairman the right to purchase 11,629,000 shares of the common stock of AAC for $0.01 per share. See Note 6 and Note 11of the Consolidated Financial Statements for additional details.

The Company retained Leader Finder, Inc. to perform several executive searches for the Company. Leader Finder is owned by the son in law by marriage of Mr. Millner, our Chairman and Chief Executive Officer. The Company paid Leader Finder $10,000 for its services to the Company in 2011.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Board of Directors has appointed Porter Keadle Moore, LLC, our independent auditors, to audit our financial statements for the fiscal year ending December 31, 2012. Porter Keadle Moore, LLC served as the Company’s independent auditors for the fiscal year ended December 31, 2011. We anticipate that representatives of Porter Keadle Moore, LLC will be present at the Annual Meeting. They will be available to make a statement, if desired, and to respond to questions.

There have been no disagreements concerning any matter of accounting principle or financial statement disclosure between us and Porter Keadle Moore, LLC.

Principal Accountant-Audit and Non-Audit Fees

Aggregate fees for professional services rendered by Porter Keadle Moore, LLC, our independent auditors, for the period indicated below are as follows:

	Fiscal Year Ended
	December 31 2011	December 31, 2010

Audit fees	$201,525	$207,803
Audit-related fees	0	$2,500
Tax fees	0	0
All other fees	0	0
Total	$201,525	$210,303

Audit Fees. This category includes the aggregate fees billed for professional services rendered for the audit of our consolidated financial statements for the fiscal year ended December 31, 2011, and for services that are normally provided by our independent auditors in connection with statutory and regulatory filings or engagements for the relevant fiscal years.

Audit-Related Fees. This category includes the aggregate fees billed for assurance and related services by our independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported under “Audit Fees,” as noted above.

Tax Fees. This category includes the aggregate fees billed for Federal and State tax preparation services by our independent auditors.

All Other Fees. All other fees include all fees not included in any other category.

The Audit Committee reviews and pre-approves audit and non-audit services performed by our independent auditors, as well as the fees charged for such services. All of the fees described above were approved by the Audit Committee.

All of the audit services provided by our independent auditors were pre-approved by the Audit Committee and the Board of Directors.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) Financial Statements

The following financial statements of the Company, together with the Report of the Company’s Independent Registered Public Accounting Firm dated April XX, 2012, are filed herewith:

(2) Financial Statement Schedules

All financial statement schedules are omitted, as the required information is inapplicable or the information is presented in the respective financial statements or related notes.

(3) Exhibit of Index

2.1	Agreement and Plan of Merger and Reorganization dated April 1, 2003, by and among the Company, AA Holdings Acquisition Sub, Inc., AA Holdings, LLC and AssuranceAmerica Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 16, 2003).

2.2	Asset Purchase Agreement by and between TrustWay Insurance Agencies, LLC, AssuranceAmerica Corporation, Thomas-Cook Holding Company and James C. Cook (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated August 3, 2004).

3.1	Amended And Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003).

3.2	Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on September 9, 2003).

3.3	By-Laws of the Company (incorporated by reference to the Company’s Form 10 filed on May 30, 1972).

3.4	Amendment to the Company’s By-Laws adopted February 14, 2001 (incorporated by reference to Exhibit 3ii to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000).

3.5	Amendment to the Company’s By-Laws adopted June 26, 2003 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-KSB/A for the year ended March 31, 2003).

3.6	Amendment to the Company’s By-Laws adopted June 15, 2004 (incorporated by reference to Exhibit 3.6 to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004).

4.1	Certificate of Designations Establishing the Powers, Preferences, limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004).

4.2	Amendment to Certificate of Designations Establishing the Powers, Preferences, Limitations, Restrictions and Relative Rights of Series A Convertible Preferred Stock of AssuranceAmerica Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2005).

4.3	Amended and Restated Trust Agreement dated December 22, 2005 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on December 27, 2005).

4.4	Junior Subordinated Indenture dated December 22, 2005 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on December 27, 2005).

10.1*	Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed on October 20, 2000).

10.2*	Amendment to the Brainworks Ventures, Inc. Stock Option Plan (incorporated by reference to Appendix 3 to the Company’s Definitive Proxy Statement filed on April 11, 2006).

10.3*	Promissory Note assumed by the Company to Guy W. Millner dated February 10, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.4	Promissory Note assumed by the Company to Lawrence Stumbaugh dated January 3, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.5*	Promissory Note assumed by the Company to Guy W. Millner dated August 31, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-KSB/A for the year ending December 31, 2004).

10.6*	Employment Agreement between Agencies and James C. Cook dated July 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 3, 2003).

10.7*	Executive Employment Agreement between AssuranceAmerica Managing General Agency, LLC and Joseph J. Skruck (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 8, 2006).

10.8	Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 15, 2005).

10.9	Amendment to Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2005).

10.10*	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2005).

10.11*	Description of Executive Bonus Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-QSB for the quarter ended June 30, 2005).

10.12	Guarantee Agreement dated December 22, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 27, 2005).

10.13*	Executive Employment Agreement between Sercap Holdings, LLC and Lawrence Stumbaugh effective July 10, 2002 and assumed by the Company effective April 1, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10KSB for the year ending December 31, 2005).

10.14	Loan Agreement, dated July 17, 2009, by and between AssuranceAmerica Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s 10-Q for quarter ended June 30, 2009).

10.15	Revolving Loan Note, dated July 17, 2009, by and between AssuranceAmerica Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s 10-Q for quarter ended June 30, 2009).

10.16	Pledge Agreement, dated July 17, 2009, by and between AssuranceAmerica Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.3 to the Company’s 10-Q for quarter ended June 30, 2009).

10.17	Guaranty of Payment Agreement, dated July 17, 2009, by and between by AssuranceAmerica Managing General Agency, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s 10-Q for quarter ended June 30, 2009).

10.18	Guaranty of Payment Agreement, dated July 17, 2009, by and between Trustway T.E.A.M., Inc. and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to the Company’s 10-Q for quarter ended June 30, 2009).

10.19	Guaranty of Payment Agreement, dated July 17, 2009, by and between Trustway Insurance Agencies, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.6 to the Company’s 10-Q for quarter ended June 30, 2009).

10.20	Pledge Agreement, dated July 17, 2009, by and between Trustway Insurance Agencies, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.7 to the Company’s 10-Q for quarter ended June 30, 2009).

10.21*	Executive Employment Agreement between AssuranceAmerica Corporation and Mark H. Hain effective November 20, 2007, as amended by that certain Addendum to Employment Agreement, dated November 20, 2007, by and between AssuranceAmerica Corporation and Mark H. Hain. (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 10-K dated March 26, 2010).

10.22	AssuranceAmerica Corporation 2010 Incentive Plan (incorporated by reference to Appendix 1 to the Company’s Definitive Proxy Statement filed on March 29, 2011).

10.23	Quota share reinsurance agreement between AssuranceAmerica Insurance Company and Swiss Reinsurance America Corporation, dated as of January 1, 2011 (incorporated by reference from Exhibit 10.23 to the Company’s Form 10-K dated March 29, 2011).

10.24*	Employment Agreement and Addendum to Employment agreement between Guy W. Millner and the Company (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K dated March 29, 2011).

10.25*	Amended and Restated Employment Agreement and Addendum to Employment Agreement between Joseph J. Skruck and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K dated March 29, 2011).

10.26*	Amended and Restated Employment Agreement and Addendum to Employment Agreement between Mark H. Hain and the Company (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K dated March 29, 2011).

10.27	First Amendment to the Revolving Loan Note, dated June 30, 2010, to the Loan Agreement dated July, 17, 2009, by and between AssuranceAmerica Corporation and Wells Fargo Bank, N.A. (as successor in interest by merger to Wachovia Bank, N.A.) (the “Lender”). (incorporated by reference to Exhibit 10.1 to the Company’s current Form 8-K dated July 1, 2010).

10.28	Consent of the accountant (incorporated by reference to Exhibit 23.2 of the accountant’s current report on Form S-8 dated May 26, 2010).

10.29	Promissory Note Secured by Mortgage, effective December 30, 2011, by and between Guy W. Millner and AssuranceAmerica Corporation in the amount of $1,500,000.00.

10.30	Promissory Note Secured by Deed of Trust dated December 29, 2011, by and between Guy W. Millner and AssuranceAmerica Corporation in the amount of $2,500,000.00.

10.31	Deed to Secure Debt, dated December 29, 2011, by and between Guy W. Millner and Virginia Millner and AssuranceAmerica Corporation.

10.32	Assignment Agreement, dated December 29, 2011, by and between AssuranceAmerica Insurance Company and AssuranceAmerica Corporation.

10.33	Secured Promissory Note, effective December 30, 2011, by and between AssuranceAmerica Corporation and Guy W. Millner in the amount of $1,500,000.00.

10.34	Promissory Note, dated December 29, 2011, by and between AssuranceAmerica Corporation and Guy W. Millner in the amount of $2,500,000.00.

10.35	Common Share Purchase Warrant Agreement, effective December 30, 2011, by and between AssuranceAmerica Corporation and Guy W. Millner and Virginia W. Millner.

10.36	Pledge Agreement, effective December 30, 2011, by and between AssuranceAmerica Corporation and Guy W. Millner.

10.37	Assignment Agreement, effective December 30, 2011, by and between AssuranceAmerica Insurance Company and AsuranceAmerica Corporation.

10.38	2011 Reinsurance Agreement

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Transition Report on Form 10-KSB for the transition period from April 1, 2003 to December 31, 2003).

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 16(a).	BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our Directors, executive officers and persons who own beneficially more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of such securities. Directors, executive officers, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, the Section 16(a) filing requirements applicable to our Directors, executive officers, and greater than 10% shareholders were complied with during the year ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ GUY W. MILLNER
Guy W. Millner,
Chairman and Chief Executive Officer

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Guy W. Millner	Chairman of the Board of Directors,	Date: April 16, 2012
Guy W. Millner	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Sheree S. Williams	Chief Financial Officer (Principal Financial Officer)	Date: April 16, 2012
Sheree S. Williams

/s/ Donald Ratajczak	Director	Date: April 16, 2012
Donald Ratajczak

/s/ Sam Zamarripa	Director	Date: April 16, 2012
Sam Zamarripa

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

AssuranceAmerica Corporation

We have audited the consolidated balance sheets of AssuranceAmerica Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AssuranceAmerica Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the 2010 consolidated financial statements have been restated to correct a misstatement.

Porter Keadle Moore, LLC

Atlanta, Georgia

April 16, 2012

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	(As Restated) December 31, 2010
ASSETS
Cash and cash equivalents	$7,733,287	$7,958,473
Cash restricted	254,222	1,802,990
Short-term investments	125,008	145,085
Long-term investments, at fair value (amortized cost $7,831,560 and $8,561,245)	7,886,617	8,630,776
Marketable equity securities, at fair value (cost $0 and $1,978,166)	0	2,243,235
Other long-term investments	600,435	727,288
Investment income due and accrued	63,533	180,487
Real estate mortgage loans due from a related party	4,000,000	0
Receivable from insureds	25,132,462	30,858,022
Reinsurance recoverable (including $9,114,187 and $10,602,969 on paid losses)	36,664,396	34,013,415
Prepaid reinsurance premiums	19,466,923	23,643,822
Deferred acquisition costs	1,928,401	2,286,118
Property and equipment (net of accumulated depreciation of $3,847,396 and $3,260,449)	1,904,368	1,838,203
Other receivables	1,594,212	737,811
Prepaid expenses	450,080	541,736
Security deposits	33,833	33,833
Assets of discontinued operations	204,059	8,290,462
Prepaid income tax	0	106,864
Deferred tax assets	0	2,425,571

Total assets	$108,041,836	$126,464,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$7,289,171	$6,685,262
Unearned premium	28,101,244	34,217,108
Unpaid losses and loss adjustment expenses	42,098,263	33,311,067
Reinsurance payable	20,538,203	29,426,944
Provisional commission reserve	2,453,125	3,289,272
Funds withheld from reinsurers	325,000	1,875,000
Liabilities of discontinued operations	595,014	2,026,825
Notes payable due to a related party	1,557,911	0
Revolving line of credit	0	1,500,000
Other notes and interest payable	116,956	175,420

Total liabilities	103,074,887	112,506,898

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and outstanding 65,810,531 and 65,494,357)	658,105	654,943
Paid in capital	20,618,146	17,875,779
Accumulated deficit	(16,343,713)	(4,782,554)
Accumulated other comprehensive gains:
Net unrealized gains on investment securities, net of taxes	34,411	209,125

Total stockholders’ equity	4,966,949	13,957,293

Total liabilities and stockholders’ equity	$108,041,836	$126,464,191

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	(As Restated) 2010
Revenue:
Gross premiums written	$89,522,757	$100,921,776
Gross premiums ceded	(58,053,377)	(67,795,311)

Net premiums written	31,469,380	33,126,465
Decrease in unearned premiums, net of prepaid reinsurance premiums	1,927,299	244,818

Net premiums earned	33,396,679	33,371,283
Commission income	12,158,468	14,785,468
Managing general agent fees	10,460,530	11,004,248
Gain on extinguishment of debt	0	3,509,845
Net investment income	209,854	647,184
Net investment gains on securities	157,392	18,319
Other income	19,866	0

Total revenue	56,402,789	63,336,347

Expenses:
Losses and loss adjustment expenses	31,039,693	25,022,149
Selling, general and administrative expenses	30,866,186	32,317,938
Stock option expense	208,586	410,658
Depreciation and amortization expense	806,855	583,414
Interest expense	5,637	349,492

Total operating expenses	62,926,957	58,683,651

Income (loss) from continuing operations before income taxes	(6,524,168)	4,652,696
Income tax benefit (expense) on continuing operations	(2,446,990)	(1,910,237)

Income (loss) from continuing operations	(8,971,158)	2,742,459

Loss from discontinued operations (including loss on disposal of $1,274,909 for the year ended 2011)	(2,667,127)	(3,217,158)
Income tax benefit (expense) on discontinued operations	77,126	1,054,693

Loss from discontinued operations, net of taxes	(2,590,001)	(2,162,465)

Net income (loss)	$(11,561,159)	$579,994

Earnings (loss) per Common Share
Basic-Income (loss) from continuing operations	$(0.136)	$0.042
Diluted-Income (loss) from continuing operations	$(0.136)	$0.042
Basic-Loss from discontinued operations	$(0.040)	$(0.033)
Diluted-Loss from discontinued operations	$(0.040)	$(0.033)
Basic-Net income (loss)	$(0.176)	$0.009
Diluted-Net income (loss)	$(0.176)	$0.009
Weighted average shares outstanding-basic	65,741,313	65,467,508
Weighted average shares outstanding-diluted	65,741,313	65,917,793

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2011 and 2010

	Common Shares	Common Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Taxes	Total
Balance, December 31, 2009 (As Restated)	65,144,357	$651,443	$17,363,620	$(5,362,548)	$(122,806)	$12,529,709
Stock issued	350,000	3,500	101,501	0	0	105,001
Stock option expense	0	0	410,658	0	0	410,658
Change in value of available-for-sale securities, net of taxes	0	0	0	0	331,931	331,931
Net income	0	0	0	579,994	0	579,994

Balance, December 31, 2010 (As Restated)	65,494,357	654,943	17,875,779	(4,782,554)	209,125	13,957,293
Stock issued	316,174	3,162	91,692	0	0	94,854
Stock option expense	0	0	208,586	0	0	208,586
Warrants issued	0	0	2,442,089	0	0	2,442,089
Change in value of available-for-sale securities, net of taxes	0	0	0	0	(174,714)	(174,714)
Net loss	0	0	0	(11,561,159)	0	(11,561,159)

Balance, December 31, 2011	65,810,531	$658,105	$20,618,146	$(16,343,713)	$34,411	$4,966,949

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2011	(As Restated) 2010
Net income (loss)	$(11,561,159)	$579,994

Other comprehensive income (loss):
Change in unrealized (losses) gains of investments:
Unrealized gains (losses) arising during the year	(122,151)	549,408
Reclassification adjustment for realized gains recognized during the year	(157,392)	(18,319)

Net change in unrealized gains (losses)	(279,543)	531,089
Deferred income tax benefit (expense) effect on above changes	104,829	(199,158)

Other comprehensive income (loss)	(174,714)	331,931

Comprehensive income (loss)	$(11,735,873)	$911,925

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	2011	(As Restated) 2010
Cash flows from operating activities:
Income (loss) of continuing operations	$(8,971,158)	$2,742,459
Loss of discontinued operations	(2,590,001)	(2,162,465)

Net income (loss)	(11,561,159)	579,994
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Net investment gains on securities	(157,392)	(18,219)
Depreciation and amortization	1,049,078	1,295,039
Goodwill impairment	0	1,519,200
Loss on disposal of discontinued operations	1,274,909	0
Gain on extinguishment of debt	0	(3,509,845)
Stock-based compensation	208,586	410,658
Deferred tax provision	2,530,399	686,765
Changes in assets and liabilities:
Investment income due and accrued	116,954	232
Receivables	4,869,159	3,436,473
Prepaid expenses	91,656	(273,481)
Unearned premiums	(6,115,864)	(1,699,048)
Unpaid loss and loss adjustment expenses	8,787,196	(8,661,916)
Ceded reinsurance payable	(8,888,741)	903,660
Reinsurance recoverable	(2,650,981)	9,795,710
Prepaid reinsurance premiums	4,176,899	1,454,229
Accounts payable and accrued expenses	603,909	(747,258)
Prepaid income taxes	106,864	142,588
Other operating activities	924,683	0
Funds withheld from reinsurers	(1,550,000)	0
Deferred acquisition costs	357,717	171,529
Provisional commission reserve	(836,147)	(310,017)

Net cash provided (used) by operating activities – continuing operations	(6,662,275)	5,176,293
Net cash used by operating activities – discontinued operations	(314,608)	(29,839)

Net cash provided (used) by operating activities	(6,976,883)	5,146,454

Cash flows from investing activities:
Purchases of property and equipment	(873,021)	(789,056)
Change in short-term investments	20,077	220,632
Proceeds from sales, call and maturities of investments	7,208,459	1,867,815
Purchases of investments	(4,458,583)	(2,839,140)
Purchase of other long-term investment	0	(750,000)
Transfer of restricted cash to cash	1,548,768	(2,990)
Proceeds received from sale of discontinued operations	4,455,000	0

Net cash provided (used) by investing activities – continuing operations	7,900,700	(2,292,739)
Net cash used by investing activities – discontinued operations	(10,370)	(234,764)

Net cash provided (used) by investing activities	7,890,330	(2,527,503)

Cash flows from financing activities:
Repayment of line of credit	(1,500,000)	0
Repayment of notes payable and related party debt	(58,465)	(540,980)
Stock issued, net of expenses	94,854	105,000

Net cash used by financing activities – continuing operations	(1,463,611)	(435,980)
Net cash used by financing activities – discontinued operations	0	(57,600)

Net cash used by financing activities	(1,463,611)	(493,580)

Net increase (decrease) in cash and cash equivalents	(550,164)	2,125,371
Cash and cash equivalents, beginning of period – continuing operations	7,958,473	6,155,305
Cash and cash equivalents, beginning of period – discontinued operations	420,541	98,338

Cash and cash equivalents, end of period	7,828,850	8,379,014
Less cash and cash equivalents, end of period of discontinued operations	95,563	420,541

Cash and cash equivalents, end of period of continuing operations	$7,733,287	$7,958,473

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

(1) Description of Business

AssuranceAmerica Corporation (“AAC”), a Nevada corporation (the “Company”), is an insurance holding company whose business is comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”) and TrustWay Insurance Agencies, LLC (“TrustWay”), each wholly owned. TrustWay was sold in 2011. The Company solicits and underwrites nonstandard personal passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.

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

Amounts in 2010 have been reclassified to conform to the presentation used in 2011, primarily the assets and liabilities of TrustWay have been reclassified to discontinued operations.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported financial statement balances as well as the disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates used.

The Company’s liability for unpaid losses and loss adjustment expenses (“LAE”) (an estimate of the ultimate cost to settle claims both reported and unreported), while supported by actuarial projections and other data, is ultimately based on management’s reasoned expectations of future events. Although considerable variability is inherent in these estimates, management believes that this liability is adequate. Estimates are reviewed regularly and adjusted as necessary. Such adjustments are reflected in current operations.

Goodwill represents the amount by which the cost of acquired net assets exceeds related fair value. Other intangible assets include the costs of specifically identifiable intangible assets, primarily customer renewal lists. In accordance with Financial Accounting Standards Board (“FASB”) and Intangibles, Goodwill and Other (Topic 350), the carrying value of goodwill and other intangible assets is reviewed annually or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable. If the fair value of the operations to which goodwill relates is less than the carrying amount of those operations, including unamortized goodwill, the carrying amount of goodwill is reduced accordingly with a charge to expense. The Company’s carrying value of all intangibles and goodwill was reduced to zero during 2011 due to the sale of the TrustWay retail operations.

Accounting Standards Updates

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Standards Update (“ASU”) No. 2010-26, Financial Services — Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”) which specifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In accordance with ASU 2010-26, incremental direct costs of contract acquisition should be capitalized. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs — Capitalized Advertising Costs, are met. All other acquisition related costs, including costs incurred by the insurer in soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development, should be expensed as incurred. If the initial application of ASU 2010-26 results in the capitalization of acquisition costs that had not been capitalized previously, the entity may elect not to capitalize those types of costs. ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. ASU 2010-26 should be applied prospectively upon adoption; although retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company will adopt ASU 2010-26 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. While many of the amendments to GAAP are not expected to have a significant effect on practice, this guidance changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is to be applied prospectively. For public entities, this guidance is effective during the interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company will adopt the amendments in ASU 2011-04 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. If an entity elects the single continuous statement method of presentation, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two separate statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income would then immediately follow the statement of net income and would include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of the presentation an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”). The amendments in ASU 2011-12 are being made to allow the FASB time to evaluate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company will adopt all the requirements in ASU 2011-05 not affected by ASU 2011-12 on January 1, 2012. As ASU 2011-05 changes only the presentation of certain financial statement information, there will be no impact on the Company’s financial condition or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash demand deposits, money market accounts and bank certificates of deposit with a maturity of less than twelve months.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of equity securities and long-term bonds purchased are adjusted to reflect the current market value. Our other long-term investment consists of low income federal housing credits, which are being amortized over the life of the credits using the amortized cost method. The credits will be utilized over 10 years as required by the federal government and will be offset against the Company’s federal income tax expenses. The carrying amounts of other receivables, real estate mortgage loans due from related party and the notes payable due to related party approximate fair value because they were transacted during 2011 and market interest rates did not significantly change at the balance sheet date.

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

Property and Equipment

Property and equipment is recorded at cost and depreciated on a straight-line basis. The estimated useful lives used for depreciation purposes are as follows: Furniture and fixtures — 5 to 7 years; equipment — 3 to 5 years; software currently in service — 3 to 5 years; autos — 3 to 5 years; signs — 2 to 5 years, leasehold improvements — over the lesser of lease term or useful life. Improvements, additions and major renewals which extend the life of an asset are capitalized. Repairs are expensed in the year incurred. Assets additions for the twelve months ended December 31, 2011 include $655,084 of internally developed software. Depreciation expense was $806,855 and $583,414 for the twelve months ended December 31, 2011 and 2010, respectively. Depreciation expense for the twelve months ended December 31, 2011 includes $92,804 for internally developed software.

A summary of property and equipment is as follows:

	December 31, 2011	December 31, 2010
Furniture and equipment	$627,527	$634,281
Automobile	35,263	35,263
Signs	4,585	4,585
Computer equipment	1,384,459	1,265,536
Computer software	2,800,479	2,256,610
Leasehold improvements	899,451	902,377
Less: accumulated depreciation	(3,847,396)	(3,260,449)

	$1,904,368	$1,838,203

Intangible Assets of Discontinued Operations

Intangible assets consist of goodwill, non-compete agreements, renewal lists, and restrictive covenants. Intangible assets are stated at cost. Goodwill and certain intangibles with indefinite lives are not amortized, but instead are tested for impairment at least annually. During 2011, the Company recorded an intangible write down related to the sale of the TrustWay retail agencies of $5,776,702. At December 31, 2011, there were no remaining intangible assets. During 2010, the Company recorded an intangible asset impairment of $1,519,200 based on an independent review of the assets. The non-compete agreements and restrictive covenants were amortized on a straight-line basis varying from 2 years to 5 years and the renewal lists were amortized on a straight-line basis over a period of 10 years. Amortization expense was $192,513 and $376,794 for the years ended December 31, 2011 and 2010, respectively.

Intangible assets include the following at December 31, 2010:

Goodwill	$4,622,526
Non-compete agreements	809,500
Renewal lists	3,745,860
Restrictive covenants	220,000

9,397,886
Less accumulated amortization	(3,428,671)

$5,969,215

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

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011 and 2010, was $241,732 and $479,521, respectively.

Stock Options

The Company accounts for stock options in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, which requires companies to expense in their financial statements the estimated fair value of awarded stock options after the grant date. The disclosure provisions required by ASC 718 are provided in Note 14.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are established for temporary differences between the financial reporting bases and the tax bases of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The principal assets and liabilities that generate these temporary differences are unearned premiums, loss and loss adjustment expense reserves, deferred policy acquisition costs, gain on extinguishment of debt, operating loss and tax-credit carry forwards, bad debt and non-deductible provisions for unearned revenue, goodwill and unrealized capital gains and losses. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income (loss) in the period that includes the enactment date.

The Company has entered into a tax sharing agreement with AAIC on a statutory basis. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC and the Company. TrustWay and MGA are not tax-paying entities for federal income tax purposes and their results are consolidated with the Company’s tax return. AAIC pays only federal income tax. AAIC’s income tax benefit was $2.5 million in 2011 compared to $60 thousand of income tax benefit in 2010.

(3) Restatement of Consolidated Financial Statements

During 2011, the company’s management discovered an error in its stated accounts receivables. The error arose as a result of the process used to record transactions to the accounting system for insufficient funds on policy payments from insureds. This process, which in certain instances required manual adjustments to the accounts receivable system for insufficient funds transactions, resulted in a duplicate booking of certain transactions to the accounting systems in years 2007 through 2010.

As a result, the Company’s accounts receivable were overstated by $1.8 million as of December 31, 2010. The effect of the overstatement is a cumulative charge to earnings, after giving effect to taxes, of $1.2 million over the four-year period from 2007 through and including 2010. Of this aggregate charge to earnings after giving effect to taxes, $254,623 related to fiscal year 2007; $397,818 related to fiscal year 2008; $269,634 related to fiscal year 2009; and $312,583 related to fiscal year 2010.

Based on the foregoing, on April 2, 2012, the Company’s Board of Directors, after consultation with the Company’s management, concluded that the Company’s financial statements must be restated to the extent of the overstatements listed above. Such restated financial information is presented in this report.

The cumulative adjustments required to correct the errors in the financial statements prior to fiscal year 2010 are reflected in the restated stockholders’ equity balance as of December 31, 2009, as shown in the Consolidated Statements of Changes in Stockholders’ Equity. The cumulative effect of the correction of errors prior to fiscal year 2010 resulted in an increase in accumulated deficit of $922,075 as of December 31, 2009.

As a result of the restatement, selling, general and administrative expenses increased $498,337 for the year ended December 31, 2010. The tax impact of this adjustment was a decrease in income tax expense of $185,754. Net income for the year ended December 31, 2010 decreased $312,583 as a result of the restatement.

The nature of the restatement adjustments and the impact of the adjustments on the Consolidated Balance Sheet as of December 31, 2010 are shown in the following table:

Consolidated Balance Sheet (extract)

	December 31, 2010
	As Reported	Reclass to Discontinued Operations	Subtotal	Effect of Correction	As Restated
Assets
Receivable from insureds	$33,120,082	0	33,120,082	(2,262,060)	$30,858,022
Other receivables	$1,776,332	(1,392,275)	384,057	353,754	$737,811
Deferred tax assets	$1,837,551	0	1,837,551	588,020	$2,425,571
Total assets	$127,784,477	0	127,784,477	(1,320,286)	$126,464,191

Liabilities
Accounts payable and accrued expenses	$8,797,715	(2,026,825)	6,770,890	(85,628)	$6,685,262
Total liabilities	$112,592,526	0	112,592,526	(85,628)	$112,506,898

Stockholders’ equity
Accumulated deficit	$(3,547,896)	0	(3,547,896)	(1,234,658)	$(4,782,554)
Total stockholders’ equity	$15,191,951	0	15,191,951	(1,234,658)	$13,957,293

Total liabilities and stockholders’ equity	$127,784,477	0	127,784,477	(1,320,286)	$126,464,191

The nature of the restatement adjustments and the impact of the adjustments on the Consolidated Statement of Operations for the year ended December 31, 2010 are shown in the following table:

Consolidated Statement of Operations (extract)

	For the Year ended December 31, 2010
	As Reported	Reclass to Discontinued Operations	Subtotal	Effect of Correction	As Restated
Expenses:
Selling, general and administrative expenses	$39,503,809	(7,684,208)	31,819,601	498,337	$32,317,938
Total operating expenses	$67,977,882	(9,792,568)	58,185,314	498,337	$58,683,651

Income (loss) from continuing operations before taxes	$1,933,876	3,217,157	5,151,033	(498,337)	$4,652,696
Income tax (expense) benefit on continuing operations	$(1,041,299)	(1,054,692)	(2,095,991)	185,754	$(1,910,237)
Income from continuing operations	$892,577	2,162,465	3,055,042	(312,583)	$2,742,459

Net income	$892,577	0	892,577	(312,583)	$579,994

Earnings per common share:
Basic	$0.014	0	0.014	(0.005)	$0.009
Diluted	$0.014	0	0.014	(0.005)	$0.009

Consolidated Statement of Changes in Stockholders’ Equity (extract)

	For the Year ended December 31, 2010
	As Reported	Effect of Correction	As Restated
Stockholders’ equity:
Balance, December 31, 2009	$13,451,784	(922,075)	$12,529,709
Net income	$892,577	(312,583)	$579,994
Balance, December 31, 2010	$15,191,951	(1,234,658)	$13,957,293

(4) Investments

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

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary and related to credit results in a charge to income. The decline in value attributed to non-credit related factors is recognized in other comprehensive income. For a decline in value deemed to be credit related, a new cost basis for the security is established. Gross unrealized gains, net of unrealized losses and deferred income tax expense as of December 31, 2011 and December 31, 2010 were $34,411 and $209,125, respectively.

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

At December 31, 2011 and 2010, long-term investments carried at market value of $4,346,810 and $4,708,075, respectively, and short-term investments of approximately $125,006 and $145,085, respectively, were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments follows as of:

	December 31, 2011	December 31, 2010
Short-term investments and bank certificates of deposit	$125,008	$145,085
U.S. government sponsored enterprises	5,201,132	4,617,953
Corporate debt securities	2,685,485	4,012,823
Marketable equity securities	0	2,243,235
Other long-term investments	600,435	727,288

Total	$8,612,060	$11,746,384

The amortized cost, fair value and gross unrealized gains or losses of U.S. sponsored enterprises and corporate debt securities available-for-sale at December 31, 2011 and December 31, 2010, by contractual maturity, is shown below:

Years to Maturity — December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$580,257	$0	$4,050	$576,207
One to five years	3,362,908	171,362	3,745	3,530,525
Five to ten years	2,695,544	0	96,543	2,599,001
Over ten years	1,192,851	11,814	23,781	1,180,884

Total	$7,831,560	$183,176	$128,119	$7,886,617

Years to Maturity — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$1,022,943	$0	$9,980	$1,012,963
One to five years	5,365,295	136,961	91,481	5,410,775
Five to ten years	1,005,508	20,740	5,106	1,021,142
Over ten years	1,167,499	18,477	80	1,185,896

Total	$8,561,245	$176,178	$106,647	$8,630,776

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at December 31, 2011 and December 31, 2010, by security type, is shown below:

Security Type — December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$5,047,921	$183,176	$29,965	$5,201,132
Corporate debt securities	2,783,639	0	98,154	2,685,485

Total	$7,831,560	$183,176	$128,119	$7,886,617

Security Type — December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,493,940	$129,199	$5,186	$4,617,953
Corporate debt securities	4,067,305	46,979	101,461	4,012,823
Marketable equity securities	1,978,166	350,552	85,483	2,243,235

Total	$10,539,411	$526,730	$192,130	$10,874,011

As of December 31, 2011, the Company has determined that all of the unrealized losses in available-for-sale securities were temporary.

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

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
December 31, 2011:
U.S. government sponsored enterprises	$7,075	$1,223,100	$22,890	$637,875
Corporate debt securities	10,983	1,644,527	87,171	1,040,958

	$18,058	$2,867,627	$110,061	$1,678,833

December 31, 2010:
U.S. government sponsored enterprises	$5,186	$1,165,156	$0	$0
Corporate debt securities	11,306	1,368,312	90,155	457,325
Marketable equity securities	12,570	154,679	72,913	368,369

	$29,062	$2,688,147	$163,068	$825,694

The total proceeds received on sales of investments amounted to $5,683,125 and $1,867,815 for the year ended December 31, 2011 and 2010, respectively. The Company had realized gains and losses of $376,689 and $219,297 during 2011, respectively, and $74,625 and $56,306 during 2010, respectively.

(5) Fair Value Disclosures

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

The following table illustrates the recurring fair value measurements as of December 31, 2011:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$5,201,132	$5,201,132	$0	$0
Corporate debt securities	2,685,485	0	2,685,485	0

Total	$7,886,617	$5,201,132	$2,685,485	$0

The following table illustrates the recurring fair value measurements as of December 31, 2010:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,617,953	$4,617,953	$0	$0
Corporate debt securities	4,012,823	0	4,012,823	0
Marketable equity securities	2,243,235	2,243,235	0	0

Total	$10,874,011	$6,861,188	$4,012,823	$0

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2010. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2011.

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2010
Intangible Assets of Discontinued Operations	$5,969,215	$0	$0	$5,969,215

(6) Real estate mortgage loans due from related party

On December 30, 2011, the Company entered into an agreement with its subsidiary AAIC. Pursuant to the agreement, the Company assigned two promissory notes (one for $2,500,000 and one for $1,500,000) to AAIC as a capital contribution to AAIC. The assigned promissory notes are secured by mortgages and real estate deeds owned by the Chairman of the Company. The notes carry an interest rate of 5%, due and payable quarterly in arrears, with the first payment due March 31, 2012 and each quarter, thereafter. The principal balance is due and payable on the earlier to occur of: (i) the sale of the real estate securing the note, (ii) the payment of the notes payable described in Note 11 of the Consolidated Financial Statements, or (iii) December 28, 2018.

(7) Losses and Loss Adjustment Expenses

The estimated liabilities for losses and loss adjustment expenses include the accumulation of estimates of losses for claims reported prior to the balance sheet dates (“case reserves”), estimates (based upon actuarial analysis of historical data) of losses for claims incurred but not reported (“IBNR”) and for the development of case reserves to ultimate values, and estimates of expenses for investigating, adjusting and settling all incurred claims. Amounts reported are estimates of the ultimate costs of settlement, net of estimated salvage and subrogation. These estimated liabilities are subject to the outcome of future events, such as changes in medical and repair costs as well as economic and social conditions that impact the settlement of claims. Management believes that, given the inherent variability in any such estimates, the aggregate reserves are reasonably adequate. The methods of making such estimates and for establishing the resulting reserves are reviewed and updated quarterly and any resulting adjustments are reflected in current operations.

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	December 31, 2011	December 31, 2010
Case basis	$5,110,499	$5,180,252
IBNR	9,437,555	4,720,369

Total	$14,548,054	$9,900,621

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2011	2010
Balance at January 1	$33,311,067	$41,972,983
Less reinsurance recoverables on unpaid losses	(23,410,446)	(29,709,859)

Net balance at January 1	9,900,621	12,263,124

Add losses and LAE incurred, net, related to:
Current year	26,958,692	22,864,149
Prior years	4,081,001	2,158,000

Net losses and LAE incurred in the current year	31,039,693	25,022,149

Deduct losses and LAE paid, net, related to:
Current year	(15,964,259)	(15,587,589)
Prior years	(10,428,001)	(11,797,063)

Net claim payments in the current year	(26,392,260)	(27,384,652)

Net balance at December 31	14,548,054	9,900,621
Plus reinsurance recoverables on unpaid losses	27,550,209	23,410,446

Balance at December 31	$42,098,263	$33,311,067

The majority of the Company’s net claims incurred relates to accidents occurring in the current year. As a result of changes in estimates of insured events in prior years, the net losses and loss adjustment expenses incurred for prior years increased by $4,081,001 in 2011 and $2,158,000 in 2010, reflecting higher than anticipated loss cost for claims from prior accident years. The adverse development is due to higher than expected costs for bodily injury claims and additional cost exposure for the no-fault coverage (personal injury protection) in Florida.

(8) Reinsurance

In the normal course of business, the Company seeks to reduce its overall risk levels by obtaining reinsurance from other insurance enterprises or reinsurers. Reinsurance premiums and loss reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Effective January 1, 2011, the Company entered into a new quota share agreement with Swiss Reinsurance America Corporation for the 2011 treaty year business. The Company ceded 75.0% of the bodily injury liability coverage and 82.5% of physical damage and other automobile liability coverages. The agreement includes a loss corridor of 75.0%-79.0%, whereby the Company shall retain the amount by which losses and LAE incurred exceed 75% of net premiums earned, subject to a maximum additional retention equal to 4% of net premiums earned. The reinsurance contract will cover all states except Florida. Further, the Company shall retain the amount by which losses and LAE incurred, after the application of the loss corridor, exceeds 120% of collected net premiums earned. The Company will receive a 21% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio is 73.5% or greater. If the loss ratio is 73.5%, but not less than 71.5% then the ceding commission shall be 21.0%, plus the difference in percentage points between 73.5% and the actual loss ratio. If the loss ratio is 71.5% or less then the ceding commission rate will be 23.0%.

Effective April 1, 2011, the Company entered into a twelve month quota share agreement with Greenlight Reinsurance Ltd. for business written in Florida. The Company ceded 50% of premium and losses for bodily injury liability, physical damage and other automobile liability coverages. The Company will receive a 19% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio as a percentage of earned premium is 75.5% or greater. If the loss ratio is less than 75.5%, but not less than 71.5% then the ceding commission shall be 19.0%, plus one half of the difference in percentage points between 75.5% and the actual loss ratio. If the loss ratio is 71.5% or less, then the ceding commission rate will be 21.0%. The Company receives a provisional commission rate of 20% in advance, which is subject to adjustment once the final loss ratio is known.

Effective May 15, 2011, the Company entered into a new catastrophe agreement with Shelter Mutual Insurance Company (“SMIC”). SMIC shall be liable for private passenger automobile physical damage coverage with respect to each loss occurrence, for the ultimate net loss over and above an initial ultimate net loss of $400,000 each event, such as a storm or flood, subject to a limit of liability to SMIC of $1,600,000 each event, and further subject to a limit of liability to SMIC of $3,200,000 with respects all events commencing during the term of this contract.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies.

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverable. As of December 31, 2011 all four reinsurers have provided a letter of credit or secured trust accounts to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreements. The Company believes the fair value of its reinsurance recoverable approximates its carrying amount.

The impact of reinsurance on the statements of operations for the period ended December 31 was as follows:

	2011	2010
Premiums written:
Direct	$89,523,137	$100,922,694
Assumed	(380)	(918)
Ceded	(58,053,377)	(67,795,311)

Net	$31,469,380	$33,126,465

Premiums earned:
Direct	$95,639,531	$102,619,742
Assumed	(910)	(918)
Ceded	(62,241,942)	(69,247,541)

Net	$33,396,679	$33,371,283

Losses and loss adjustment expenses incurred:
Direct	$94,144,425	$86,558,567
Assumed	(7,134)	37,875
Ceded	(63,097,598)	(61,574,293)

Net	$31,039,693	$25,022,149

The impact of reinsurance on the balance sheets as of December 31 is as follows:

	2011	2010
Unpaid losses and loss adjustment expense:
Direct	$42,001,981	$33,188,235
Assumed	96,282	122,832
Ceded	(27,550,209)	(23,410,446)

Net	$14,548,054	$9,900,621

	2011	2010
Unearned premiums:
Direct	$28,100,715	$34,216,544
Assumed	529	564
Ceded	(19,455,257)	(23,643,822)

Net	$8,645,987	$10,573,286

The Company receives commissions on its reinsurance agreements for treaty year 2011 on the basis of ceded collected premium. The Company received commissions on its reinsurance agreements for treaty year 2010 and prior on the basis of ceded written premium. The Company pays the reinsurers premium on the basis of ceded collected premium for all of its reinsurance agreements.

For the year ended December 31, 2011, the Company received $10,285,474 in commissions on ceded collected premiums and refunded $1,066,172 in commissions on returned ceded written premium, for net commissions of $9,219,302. Had all of the Company’s reinsurance agreements been commuted at December 31, 2011, the Company would have returned $476,857 in reinsurance commissions to its reinsurers and its reinsurers would have returned $2,192,163 in collected premiums to the Company.

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

The total liability for excess provisional commissions received as of December 31, 2011 by policy year is:

Policy Year	Amount
2010	1,292,912
2011	1,160,213

Total	$2,453,125

(9) Discontinued Operations

On June 30, 2011, the Company sold its Georgia insurance agencies. The Company received $750,000 in cash and a promissory note receivable in the amount of $500,000 related to the sale. The note was fully paid in November 2011 at an interest rate of 8% per annum. The fair value of these assets was $1,693,255 and the Company recognized a pre-tax loss on disposal of $443,255. The pre-tax income on the discontinued operations for the Georgia agencies amounted to $98,599.

Effective July 2, 2011, the Company sold the stock of TrustWay T.E.A.M, Inc. and TrustWay T.E.A.M. Services, LLC. The Company received $280,000 in cash related to the sale. The fair value of these assets amounted to $461,452, resulting in a pre-tax loss on disposal of $181,452. The pre-tax income on the discontinued operations amounted to $122,942 for TrustWay T.E.A.M.

Effective July 31, 2011, the Company sold its Alabama insurance agencies. The Company received $75,000 in cash and a promissory note receivable in the amount of $225,000 related to the sale. The fair value of these assets was $560,485 and the Company recognized a pre-tax loss on disposal of $260,485. The pre-tax loss on the discontinued operations for the Alabama agencies amounted to $175,606. The principal amount payable is due in four consecutive installments of $45,000 on August 1, 2012 and 2013, with the remaining installments of $67,500 due on August 1, 2014 and 2015. The interest rate is 10% per annum and is payable on the unpaid balance on the last day of each quarter (April 30, July 31, October 31, and January 31,) commencing with the first date of the note until the maturity date.

On September 30, 2011, the Company sold its Florida insurance agencies and received a total of $2,850,000 in cash and a $250,000 receivable related to a purchase price adjustment for certain expense savings. The fair value of these assets was $3,489,717 and the Company recognized a pre-tax loss on disposal in the amount of $389,717. The pre-tax loss on discontinued operations for the Florida agencies amounted to $1,438,153.

The assets and liabilities of the aforementioned businesses are classified as discontinued operations at December 31, 2011 and 2010 as summarized below. A reclassification was made to the prior year amounts to conform to the 2011 presentation.

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$95,563	$420,541
Current receivables	0	1,392,274
Property and equipment, net of accumulated depreciation	0	314,429
Intangibles, net of accumulated amortization	0	5,969,215
Other	108,496	194,003

Assets of discontinued operations	$204,059	$8,290,462

Liabilities
Accounts payable and accrued expenses	$595,014	$2,026,825

Liabilities of discontinued operations	$595,014	$2,026,825

Summarized financial information for revenues and losses on discontinued operations is shown below.

	Year Ended December 31,
	2011	2010
Revenues	$4,698,563	$8,168,765

Operations
Loss from discontinued operations before income taxes	$(1,392,218)	$(3,217,158)
Income tax benefit	522,082	1,054,693

Loss from discontinued operations, net of taxes	$(870,136)	$(2,162,465)

Disposal
Loss on disposal before income taxes	$(1,274,909)	$0
Income tax expense	(444,956)	0

Loss on disposal, net of taxes	$(1,719,865)	$0

Loss from discontinued operations, net of taxes	$(2,590,001)	$(2,162,465)

(10) Income Taxes

The provision for federal and state income taxes for the years ended are as follows:

	December 31,
	2011	(As Restated) 2010
Current income tax expense	$0	$(168,779)
Deferred income tax expense	(2,369,864)	(686,765)

Total income tax expense	$(2,369,864)	$(855,544)

The provision for income taxes in the accompanying consolidated statements of operations differed from the statutory rate of 34% as follows:

	2011	2010
Income (loss) before income taxes	$(9,191,296)	$1,435,538
Income tax benefit (expense) at statutory rate	3,125,041	(488,083)

Tax effect of:
Tax exempt interest income	2,389	10,561
Incentive stock option expense	(70,919)	(139,623)
Nondeductible goodwill	(837,023)	(137,579)
Valuation Allowance	(4,851,743)	0
State taxes, net of federal tax benefit	233,339	(79,851)
Other, net	29,052	(20,969)

Total income tax benefit (expense)	$(2,369,864)	$(855,544)

The consolidated balance sheets reflect net deferred income tax asset amounts that resulted from temporary differences as of December 31 as follows:

		(As Restated)
	2011	2010
Deferred income tax assets:
Discounting of loss reserves	$289,962	$206,915
Federal operating loss carry-forward	5,523,988	1,620,742
Goodwill	0	1,837,977
Unearned premium reserves	648,449	792,996
Capital losses carry-forward	283,638	274,476
Other	246,483	13,479

Gross deferred tax assets	6,992,520	4,746,585

Deferred income tax liabilities:
Gain on extinguishment of debt	1,324,708	1,316,192
Deferred acquisition costs	723,150	857,294
Unrealized gains on securities available for sale	20,646	125,475
Depreciation	72,273	22,053
Other	0	0

Gross deferred tax liabilities	2,140,777	2,321,014

Valuation Allowance	(4,851,743)	0

Net deferred tax assets	$0	$2,425,571

A valuation allowance of $4,851,743 was established based on the “more likely than not” threshold for the Company’s net deferred income tax assets as of December 31, 2011. The Company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax law. The Company considered the following possible sources of taxable income when assessing the possible realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax planning strategies.

The Company has net operating loss carry-forwards that may be offset against future taxable income and tax credits that may be used against future income taxes. If not used, the carry-forwards will expire in varying amounts between 2019 and 2028. The net operating loss carry-forwards at December 31, 2011 were $14,730,634. Utilization of part of the net operating losses carried forward will be limited under Section 382 of the Internal Revenue Code as the Company experienced an ownership change greater than 50% effective April 1, 2003 and on January 1, 2006 for carry-forwards related to the acquisition of The Insurance Center, Inc. Accordingly, certain net operating loss carry-forwards may not be realizable in future years due to this limitation.

As of December 31, 2011, the Company had unused net operating loss carry-forwards available to offset future taxable income as follows:

Expires 2019	$448,854
Expires 2020	920,162
Expires 2021	124,456
Expires 2022	2,220
Expires 2024	241,662
Expires 2025	17,487
Expires 2028	12,975,793

$14,730,634

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

(11) Borrowings

Revolving Line of Credit

On June 30, 2010, the Company entered into a First Amendment Agreement (the “First Amendment”) to the Loan Agreement between the Company and Wells Fargo Bank, N.A. (as successor in interest by merger to Wachovia Bank, N.A.) (The “Lender”). The First Amendment amends the Loan Agreement, dated July 17, 2009, between the Company and the Lender (the “Loan Agreement”).

The First Amendment extends the maturity date for the facility to July 16, 2011. However, the lender extended the agreement through September 30, 2011. The facility was fully paid in July 2011 and was not renewed upon expiration at September 30, 2011. The proceeds of the facility in the past were used for funding certain permitted acquisitions, funding short-term loans to the Company’s wholly owned subsidiary, AAIC, or for working capital or general corporate needs in the ordinary course of business. The credit facility was originally secured by a pledge of the Company’s ownership interests in two of the Company’s subsidiaries, TrustWay and MGA, and was guaranteed by the same entities.

The Loan Agreement and the First Amendment include customary covenants, including financial covenants regarding minimum fixed charge coverage ratio and minimum net worth. The First Amendment provides that the facility shall be repaid in full and no loans under the facility may be outstanding for at least one period of 30 consecutive days during each 12-month period in which the Loan Agreement is in effect. In addition, the Company’s minimum fixed charge coverage ratio, which was 1.35 under the Loan Agreement, decreased to 1.10 for each of the fiscal quarters ended June 30, 2010 and September 30, 2010 and increased to 1.25 for each subsequent fiscal quarter. The interest rate is 3.00% plus 90-day LIBOR (3.374% at December 31, 2011) due and payable monthly. As of December 31, 2011 the Company did not have any borrowings outstanding and as of December 31, 2010, there was $1.5 million in borrowings outstanding under the credit agreement.

Notes Payable

On December 30, 2011, the Company issued two promissory notes totaling $4,000,000 payable to the Company’s Chairman (one for $2,500,000 and one for $1,500,000) in exchange for two mortgage notes receivable (“Secured Notes”) of equal value secured by real estate mortgages. The secured notes and mortgages were contributed by the Company to its subsidiary AAIC as a capital contribution. The Company’s notes were secured in part with the stock of AAIC and the interest of AAC in MGA. AAC also issued a Warrant Agreement as part of the consideration giving the Chairman the right to purchase 11,629,000 shares of the common stock of AAC for $0.01 per share. At December 31, 2011, the recorded balance of the notes is $1,557,911, net of $2,442,089 discount related to the issuance of the warrant. The discount will be amortized over the life of the notes as a yield adjustment. Refer to Note 13 of the Consolidated Financial Statements for additional information.

The notes payable carry an interest rate of 12.5% per annum, due and payable quarterly in arrears, with the first payment due March 30, 2012 and each quarter thereafter. The principal balance on the note is due and payable on the earlier to occur of: (i) December 28, 2018, (ii) the sale and closing of the sale of all or substantially all the assets of the Company, or (iii) payment of the mortgage notes receivable discussed in Note 6 of the Consolidated Financial Statements.

The Company had two other notes payable outstanding as of December 31, 2011. First, on January 14, 2008 the Company issued a note payable in the amount of $276,250 to Information Distribution & Marketing, Inc. for the purchase of a software package that grants the Company a perpetual license to the source code and the ability to develop derivatives. The note requires monthly principal and interest payments beginning in January 2008 and maturing in November 2012 with an interest rate of 2.8871% per annum. The outstanding principal balance on the note at December 31, 2011 and 2010 was $58,619 and $115,480, respectively.

Second, as a result of the acquisition of First Choice Insurance Agency effective February 26, 2009, the Company issued an unsecured promissory note payable to the former owner in the amount of $115,200 which carries an interest rate of 5%, with four equal yearly installments of principal and interest payments beginning February 26, 2010. The outstanding balance on the note including interest payable at December 31, 2011 and 2010 was $58,337 and $57,600, respectively.

The aggregate annual maturities of payments due on notes payable outstanding as of December 31, 2011 are as follows:

Amount
2012	$88,156
2013	28,800
2014 and thereafter	4,000,000

Total	$4,116,956

(12) Capital Stock

Common Stock

During 2011 and 2010, the Company issued 316,174 and 350,000 shares of common stock to its board of directors, respectively.

On November 4, 2011, the Company filed with the SEC under Section 13(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13e-3 promulgated thereunder a Schedule 13E-3 Transaction Statement (the “Schedule 13E-3”), in connection with a proposed “going private” transaction. The primary purpose of the going private transaction is to reduce the number of record holders of the Company’s common stock, par value $0.01 per share (the “Common Stock”), to fewer than 300, thereby allowing the Company to terminate the registration of the Common Stock under Section 12(g) of the Exchange Act defined above and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Company may not consummate the Reverse Stock Split until 20 days after the date on which it first mails the Disclosure Statement to its stockholders.

(13) Warrants for Common Stock

On December 30, 2011, the Company issued a warrant to purchase 11,629,000 shares of common stock at an exercise price of $.01 per share as additional consideration for promissory notes issued by AAC to the Company’s Chairman. The warrant is exercisable immediately and expires on December 30, 2015. The warrant shall not be exercisable and shall be of no further effect if AAC sells all or substantially all of its assets in a transaction closed on or before June 30, 2012. The initial fair value of the warrant was calculated using the Black-Scholes-Merton option-pricing model with the following assumptions: 4 year contractual term; annual risk-free interest rate of 2.69%; 162% volatility; and 0% dividend rate. The fair value of the warrant was determined to be $2,442,089 and was recorded as equity in additional paid-in capital and a discount to the carrying value of the loan. The discount will be amortized to interest expense using the effective interest rate method over the seven year term of the loan.

(14) Stock-Based Compensation

In April 2010, the Company’s shareholders approved a new Stock Incentive Plan (the “2010 Plan”). The Company’s 2010 Plan provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value). The aggregate number of common shares authorized under the 2010 Plan is currently 2,000,000. The common stock is reserved and available for issuance pursuant to awards granted to participants under 2010 Plan. As of December 31, 2011, there were 1,282,000 shares of the Company’s common stock subject to outstanding awards under the 2010 Plan.

The Company’s Prior 2000 Incentive Plan (the “Prior Plan”) has an aggregate total of 8,500,000 authorized common shares, but no additional awards will be granted under this Plan, as it expired in June 2010. As of December 31, 2011, there were 3,834,375 shares of the Company’s common stock subject to outstanding awards under the Prior Plan.

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

The fair value of each option awarded during the year ended December 31, 2011 and 2010 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

	2011	2010
Expected volatility	160% - 163%	160% - 168%
Weighted average volatility	162%	163%
Risk-free interest rate	2.53 - 2.92%	1.91 - 2.59%
Expected term (in years)	5.82	6.26
Expected forfeitures	7.1%	6.7%

A summary of all stock option activity during the years ending December 31, 2011 and 2010, were as follows:

	December 31, 2011		December 31, 2010
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
January 1	7,598,555	$0.51	7,789,721	$0.56
Add (deduct):
Granted	870,000	$0.20	1,237,000	0.24
Forfeited	(1,883,994)	$0.34	(992,570)	0.44
Expired	(1,468,186)	$0.90	(435,596)	$0.60

December 31	5,116,375	$0.41	7,598,555	$0.51

Exercisable, December 31	2,926,275	$0.51	3,614,260	$0.60

The weighted-average grant date fair value of options granted during the year ended December 31, 2011 and 2010 was $0.20 and $0.24, respectively. As of December 31, 2011, there was $402,713 of unrecognized compensation cost related to non-vested stock options and this cost is expected to be recognized over a weighted-average period of 1.4 years.

Total compensation cost for share-based payment arrangements recognized for the years ended December 31, 2011 and 2010, was $208,586 and $410,658, respectively.

The following stock options were outstanding or exercisable as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
Number of shares	5,116,375	2,926,275	7,598,555	3,614,260
Weighted average exercise price	$0.41	$0.51	$0.51	$0.60
Aggregate intrinsic value	$27,600	$7,640	$248,697	$71,123
Weighted average remaining contractual term	5.82 years	4.51 years	6.66 years	5.46 years

At December 31, 2011 the 2,926,275 options exercisable have an exercise price ranging from $0.11 to $0.98 per share.

(15) Risk

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

(II) CREDIT RISK — the risk that issuers of securities owned by the Company will default or that other parties, including reinsurers to whom business is ceded, which owe the Company money, will not pay. The Company attempts to minimize this risk by adhering to a conservative investment strategy, maintaining reinsurance agreements with financially sound reinsurers with an A.M. Best rating of “A-” or better, and by requiring a letter of credit or trust fund to secure reinsurance recoverables as well as provide for any amounts deemed uncollectible. As of December 31, 2011, there were no amounts deemed uncollectible.

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

Concentration of Risk

As of December 31, 2011, the Company’s strategy is to spread its risks geographically in order to mitigate its risk in a specific state where it is dependent on the economies in those states. Hence, the Company operates in Alabama, Arizona, Indiana, Florida, Georgia, Louisiana, Mississippi, South Carolina, Texas, Virginia and plans to enter additional states in the future.

The Company’s profitability depends on its ability to determine rates accurately. However, it is difficult to price accurately due to inflation on medical care, auto parts and repair services costs. If the Company under prices its risks, this could have a negative impact on its profit margins. Conversely, over pricing of risks may lead to reduced sales volume and affect profitability as well.

Concentration of Credit Risk

The primary credit risk for the Company is with its investment portfolio and balances due from reinsurers. The Company’s investment committee monitors credit risk to ensure risk is minimized.

Additionally, the Company maintains a relationship with nine reinsurers. The Company performs periodic evaluations of the relative credit standing of each of these companies.

Regulatory Requirements and Restrictions

To retain its certificate of authority, the South Carolina Insurance Code requires that AAIC maintain capital and surplus at a minimum of $3.0 million. At December 31, 2011, AAIC’s statutory capital and surplus was approximately $11.4 million. AAIC is required to adhere to a prescribed net premium-to-surplus ratio and risk-based capital levels. At December 31, 2011, AAIC was in compliance with this requirement.

Under the South Carolina Insurance Code, AAIC must receive prior regulatory approval to pay a dividend in an amount exceeding 10% of prior year-end policyholder surplus or 100% of prior year net income minus realized capital gains, whichever is greater. On December 30, 2010, AAIC issued a dividend in-kind of its trust preferred securities to the Company in the amount of $1.0 million.

The Company is required to comply with the NAIC risk-based capital (“RBC”) requirements. RBC is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations and to ensure that it has an acceptably low expectation of becoming financially impaired in light of its size and risk profile. NAIC’s RBC standards are used by regulators to determine appropriate regulatory actions relating to insurers that show signs of weak or deteriorating condition and are evaluated on at least an annual basis at the end of each year. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk-based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called mandatory control level. As of December 31, 2011, based upon calculations using the appropriate NAIC formula, AAIC’s total adjusted capital is in excess of the required ratios. As a result, no form of corrective action is required on our part or the part of the regulators.

The NAIC Insurance Regulatory Information System (“IRIS”) is part of a collection of analytical tools designed to provide state insurance regulators with an integrated approach to screening and analyzing the financial condition of insurance companies operating in their respective states. IRIS is intended to assist state insurance regulators in targeting resources to those insurers in greatest need of regulatory attention. IRIS consists of two phases: statistical and analytical. In the statistical phase, the NAIC database generates key financial ratio results based on financial information obtained from insurers’ annual statutory statements. The analytical phase is a review of the annual statements, financial ratios and other automated solvency tools. The primary goal of the analytical phase is to identify companies that appear to require immediate regulatory attention. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. As of December 31, 2011, AAIC had seven IRIS ratios outside the usual range. The ratios outside the range are attributable to the Company’s heavy dependence on reinsurance and its impact on the liquidity ratio, percentage of change in surplus, lower investment yields and a high combined ratio. The combined ratio and percentage of change in surplus were impacted by the unfavorable loss development for prior years. Management does not expect any regulatory action as a result of these results outside of the usual range.

(16) Commitments and Contingencies

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

Contractual Commitments

The Company leases office space for its corporate headquarters located at RiverEdge One, 5500 Interstate North Parkway, Suite 600, Atlanta, Georgia 30328. Effective October 1, 2009, the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. MGA leases a claims office in the state of Florida. During 2011, the Company sold its TrustWay retail operations and the leases associated with the sale are no longer commitments for the Company. However, the Company is still obligated for the lease commitment for three discontinued retail offices in Alabama under short term commercial leases. The above mentioned companies lease office equipment for use in their various locations. The Company believes that its existing facilities in the various states are adequate for the Company’s current requirements and operations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in accrued expenses.

The Company has entered into leases primarily for office space and certain equipment, classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Period ending December 31,	Amount
2012	$922,626
2013	554,721
2014	571,293
2015	588,489
2016	606,130
Thereafter	1,760,655

$5,003,914

Defined Contribution Plan

Effective January 1, 2011, associates will be automatically enrolled in the 401(k) defined contribution retirement plan at 3% of their salary. Associates have the option to opt-out of the plan. The Company contributed $163,759 and $127,019 to this plan during the years ended December 31, 2011 and 2010, respectively. The plan currently matches 33.3% on the first 6% of employee earnings and the Company can elect to make discretionary contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(17) Business Combinations

On June 16, 2010, the Company purchased the assets of Atlantic Southeastern Insurance Group, LLC and James T. Moore Company for an estimated price of $144,000. The Company paid $100,000 in cash and the balance of $44,000 was to be paid on the last day of the thirteenth month following the closing date. The Company had assigned $89,000 to the purchased book of business to be amortized over a ten-year period and $55,000 to goodwill, which was valued in accordance with ASC 350. This insurance agency was part of the Georgia insurance agencies sold on June 30, 2011.

On March 26, 2010, the Company purchased the assets of NexTT Solutions, LLC for an estimated purchase price of $243,000. The Company paid $25,000 as a down payment and the remaining balance will be paid once the renewals are finalized. NexTT Solutions offered sports injury solutions to colleges and universities. NexTT Solutions was sold on July 2, 2011 as part of TrustWay T.E.A.M, Inc and TrustWay T.E.A.M. Services, LLC.

(18) Net Income (Loss) per Share

Basic and diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the year. Potential common shares not included in the calculations of net income (loss) per share for the years ended December 31, 2011 and 2010, because their inclusion would be anti-dilutive, are as follows:

	Year Ended December 31,
	2011	2010
Stock options	5,116,375	3,984,295

Stock warrants	11,629,000	0

The reconciliation of the amounts used in the computation of basic and diluted earnings per share for the year ended December 31, 2010 is as follows:

	(As Restated)		(As Restated)
	Net Income (Loss)	Average Shares Outstanding	Per Share Amount

For the year ended December 31, 2010:
Net income — basic	$579,994	65,467,508	$0.009

Effect of dilutive stock warrants and options	0	450,285

Net income — diluted	$579,994	65,917,793	$0.009

A reconciliation for the year ended December 31, 2011 is not presented as all potential common shares are anti-dilutive due to the net loss.

(19) Supplemental Cash Flow Information

	2011	2010
Cash paid (received) during the year ended December 31:
Interest	$7,979	$354,395
Income taxes	$2,338	$(3,455)
Non-cash investing activities:
Change in unrealized gains and losses on investment securities, net of taxes	$(174,714)	$331,931
Real estate mortgage loans due from related party	$4,000,000	$0
Note payables due to related party	$4,000,000	$0
Accounts receivable from sale of TrustWay agencies	$250,000	$0
Note receivable from sale of TrustWay agencies	$225,000	$0

(20) Related Party Transactions

On December 30, 2011, the Company issued two promissory notes totaling $4,000,000 payable to the Company’s Chairman in exchange for two mortgage notes receivable of equal value secured by real estate mortgages. The secured notes and mortgages and notes were contributed by the Company to its subsidiary AAIC as a capital contribution. The Company also issued a Warrant Agreement as part of the consideration giving the Chairman the right to purchase 11,629,000 shares of the common stock of AAC for $0.01 per share. See Note 6 and Note 11 of the Consolidated Financial Statements for additional details.

AAIC and MGA are party to a Management Agreement. Under the agreement, AAIC appoints MGA as its managing general agent in the states where it is licensed to do business. Under the terms of the agreement, MGA provides all of the marketing, underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC. As compensation for its services, MGA receives the amount of ceding commission AAIC receives from its reinsurers. MGA also pays AAIC a fronting fee. Additionally, MGA receives various fees related to insurance transactions associated with these policies that vary according to state insurance laws and regulations.

The Company provides executive management services, including finance, audit and legal, to MGA. The Company charges a management fee to this subsidiary in exchange for these services.

The Company has entered into a tax sharing agreement between AAIC and the parent company on a statutory basis. The operating results for AAIC are included in the consolidated income tax return filed by the Company. The income tax provision is computed separately for AAIC. MGA is not a tax paying entity for federal income tax purposes and its results are consolidated with the Company’s tax return. AAIC only pays federal income tax.

(21) Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company, focuses on writing nonstandard automobile business in the states of Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, South Carolina, Texas and Virginia. MGA markets AAIC’s policies through more than 2,700 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and two unaffiliated carriers related to the non-standard automobile insurance policies produced in Florida and Texas. The Company also provides claims services for one unaffiliated MGA in Florida. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. The TrustWay agencies, comprised of 37 retail insurance agencies that focused on selling nonstandard automobile policies and related coverages in Alabama, Florida and Georgia, were sold during 2011.

The Company evaluates profitability based on pretax income (loss). Pretax income (loss) for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest expense. During 2011, the Company had discontinued operations for the Trustway agencies as discussed in Note 9 of the Consolidated Financial Statements. Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
2011
Revenues
External customer	$22,588	$0	$33,795	$20	$0	$56,403
Intersegment	5,089	0	3,001	2,459	(10,549)	0
Pretax Loss
Continuing operations	(1,466)	(215)	(4,778)	(65)	0	(6,524)
Discontinued operations	0	(2,667)	0	0	0	(2,667)

Total pretax loss	(1,466)	(2,882)	(4,778)	(65)	0	(9,191)
Assets
Segment assets	5,992	204	107,088	9,314	(14,556)	108,042

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
2010 (As Restated)
Revenues
External customer	$25,638	$0	$34,188	$3,510	$0	$63,336
Intersegment	6,897	0	3,290	3,391	(13,578)	0
Pretax Income (Loss)
Continuing operations	1,776	(409)	(53)	3,339	0	4,653
Discontinued operations	0	(3,217)	0	0	0	(3,217)

Total pretax income (loss)	1,776	(3,626)	(53)	3,339	0	1,436
Assets
Segment assets	7,931	8,290	116,347	21,841	(27,945)	126,464

(22) Subsequent Event

Effective January 1, 2012, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. (“Greenlight”) for premium written for the period of January 1, 2012 to December 31, 2012 in all states excluding Florida, Texas, Louisiana and Mississippi. Premium written in the state of Florida will be covered by the agreement for the period of April 1, 2012 to December 31, 2012. The Company will cede 50% of premiums and losses for bodily injury liability and 85% of premiums and losses for coverages other than bodily injury liability. The Company will receive a ceding commission on ceded premiums collected calculated on a sliding scale. If the loss and loss adjustment expense ratio as a percentage of earned premium is 79.5% or greater the commission rate will be 14%. If the loss ratio is less than 79.5%, but not less than 69.5%, then the ceding commission shall be 14.0%, plus the difference in percentage points between 79.5% and the actual loss ratio. If the loss ratio is 69.5% or less, then the ceding commission rate will be 24.0%. The Company will receive a provisional commission rate of 20% in advance, which is subject to adjustment once the final loss ratio is known. The terms of the agreement include a loss ratio cap with respect to the bodily injury liability coverage of 77.5% for the individual states of Georgia and Florida and collectively for all other states combined. The reinsurer’s liability for loss and loss adjustment expense plus ceding commission shall not exceed 140% of ceded earned premium during the term of this contract.

On January 10, 2012, the Company filed an Amendment to Schedule 13E-3 with the SEC to amend the original Schedule 13E-3 discussed in Note 12 of the Consolidated Financial Statements. The going private transaction was postponed until further notice by the Company.