Form 10-Q
period 2012-03-31
ASSURANCEAMERICA CORP
filed 2012-05-15
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 66,110,531 shares of the Registrant’s $.01 par value Common Stock outstanding as of May 11, 2012.

ASSURANCEAMERICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$7,915,754	$7,733,287
Cash restricted	254,260	254,222
Short-term investments	125,185	125,008
Long-term investments, at fair value (amortized cost $7,307,258 and $7,831,560)	7,430,888	7,886,617
Other long-term investments	577,522	600,435
Investment income due and accrued	140,167	63,533
Real estate mortgage loans due from a related party	4,000,000	4,000,000
Receivable from insureds	24,819,854	25,132,462
Reinsurance recoverable (including $8,751,368 and $9,114,187 on paid losses)	34,179,425	36,664,396
Prepaid reinsurance premiums	18,443,692	19,466,923
Deferred acquisition costs	1,975,128	1,928,401
Property and equipment (net of accumulated depreciation of $3,981,018 and $3,847,396)	1,801,035	1,904,368
Other receivables	1,305,471	1,594,212
Prepaid expenses	482,421	450,080
Security deposits	33,833	33,833
Assets of discontinued operations	90,082	204,059

Total assets	$103,574,717	$108,041,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$7,564,747	$7,289,171
Unearned premium	28,449,897	28,101,244
Unpaid losses and loss adjustment expenses	39,455,071	42,098,263
Reinsurance payable	19,940,086	20,538,203
Provisional commission reserve	1,786,273	2,453,125
Funds withheld from reinsurers	325,000	325,000
Liabilities of discontinued operations	211,902	595,014
Notes payable due to a related party	1,646,516	1,557,911
Other notes and interest payable	73,517	116,956

Total liabilities	99,453,009	103,074,887

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and outstanding 66,110,531 and 65,810,531)	661,105	658,105
Paid in capital	20,753,212	20,618,146
Accumulated deficit	(17,369,877)	(16,343,713)
Accumulated other comprehensive income:
Net unrealized gains on investment securities, net of taxes	77,268	34,411

Total stockholders’ equity	4,121,708	4,966,949

Total liabilities and stockholders’ equity	$103,574,717	$108,041,836

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
Revenue:
Gross premiums written	$20,080,102	$30,233,932
Gross premiums ceded	(11,783,110)	(17,066,393)

Net premiums written	8,296,992	13,167,539
Increase in unearned premiums, net of prepaid reinsurance premiums	(1,371,884)	(4,139,159)

Net premiums earned	6,925,108	9,028,380
Commission income	2,032,383	3,155,633
Managing general agent fees	2,071,489	2,956,230
Net investment income	119,204	69,545
Net investment gains on securities	(1,938)	30,210
Other income	5,671	0

Total revenue	11,151,917	15,239,998

Expenses:
Losses and loss adjustment expenses	5,158,390	6,954,792
Selling, general and administrative expenses	6,557,869	7,753,541
Stock option expense	48,066	90,708
Depreciation and amortization expense	195,362	153,841
Interest expense	218,394	2,857

Total operating expenses	12,178,081	14,955,739

Income (loss) from continuing operations before income taxes	(1,026,164)	284,259
Income tax benefit (expense) on continuing operations	0	(129,880)

Income (loss) from continuing operations	(1,026,164)	154,379

Loss from discontinued operations	0	(366,666)
Income tax benefit on discontinued operations	0	137,500

Loss from discontinued operations, net of taxes	0	(229,166)

Net loss	$(1,026,164)	$(74,787)

Earnings (loss) per Common Share
Basic-Income (loss) from continuing operations	$(0.016)	$0.002
Diluted-Income (loss) from continuing operations	$(0.016)	$0.002
Basic-Loss from discontinued operations	$(0.000)	$(0.003)
Diluted-Loss from discontinued operations	$(0.000)	$(0.003)
Basic-Loss	$(0.016)	$(0.001)
Diluted-Loss	$(0.016)	$(0.001)
Weighted average shares outstanding-basic	65,869,672	65,556,121
Weighted average shares outstanding-diluted	65,869,672	65,556,121

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,026,164)	$(74,787)

Other comprehensive income:
Change in unrealized gains on investments:
Unrealized gains arising during the period	66,633	155,011
Reclassification adjustment for realized (gains) losses recognized during the period	1,938	(30,210)

Net change in unrealized gains	68,571	124,801
Deferred income taxes on above changes	(25,714)	(46,800)

Other comprehensive income, net of tax	42,857	78,001

Comprehensive income (loss)	$(983,307)	$3,214

See accompanying notes to consolidated financial statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(Unaudited) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Income (loss) from continuing operations	$(1,026,164)	154,379
Loss from discontinued operations	0	(229,166)

Net loss	(1,026,164)	(74,787)
Adjustments to net income (loss) to net cash provided (used) by operating activities
Net investment (gains) losses on securities	1,938	(30,210)
Depreciation and amortization	240,637	209,261
Loss on disposal of property and equipment	0	3,084
Stock option expense	48,066	90,708
Deferred tax benefit	(25,714)	(31,916)
Changes in assets and liabilities:
Investment income due and accrued	(76,633)	58,757
Receivables	601,349	(3,684,107)
Prepaid expenses and other assets	(32,341)	135,342
Unearned premiums	348,654	4,558,920
Unpaid loss and loss adjustment expenses	(2,643,192)	1,362,984
Ceded reinsurance payable	(598,117)	7,075,582
Reinsurance recoverable	2,484,970	(7,713,823)
Prepaid reinsurance premiums	1,023,232	(419,761)
Accounts payable and accrued expenses	275,576	775,989
Prepaid income taxes/federal income taxes payable	0	576
Other operating activities	(269,135)	(28,164)
Deferred acquisition costs	(46,727)	(942,976)
Provisional commission reserve	(666,852)	545,023

Net cash provided (used) by operating activities – continuing operations	(360,453)	1,890,482
Net cash provided (used) by operating activities – discontinued operations	(30,283)	163,121

Net cash provided (used) by operating activities	(390,736)	2,053,603

Cash flows from investing activities:
Purchases of property and equipment, net	(92,029)	(241,545)
Change in short term investments	(178)	0
Proceeds from sales, call and maturities of investments	500,000	699,694
Purchases of investments	0	(185,547)
Transfer of cash to restricted cash	(38)	(632)

Net cash provided by investing activities	407,755	271,970

Cash flows from financing activities:
Repayment of notes payable	(43,439)	(14,059)
Amortization of discount on warrants issued to related party	88,605	0
Net change in revolving line of credit	0	0
Stock issued, net of expenses	90,000	79,411

Net cash provided by financing activities	135,166	65,352

Net increase in cash and cash equivalents	152,185	2,390,925
Cash and cash equivalents, beginning of period – continuing operations	7,733,287	7,958,473
Cash and cash equivalents, beginning of period – discontinued operations	95,563	420,541

Cash and cash equivalents, end of period	7,981,035	10,769,939
Less cash and cash equivalents, end of period - discontinued operations	65,281	583,662

Cash and cash equivalents, end of period - continuing operations	$7,915,754	$10,186,277

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2012 and 2011

(1) Description of Business

AssuranceAmerica Corporation (“AAC”), a Nevada corporation (the “Company”), is an insurance holding company whose business is comprised of AssuranceAmerica Insurance Company (“AAIC”), AssuranceAmerica Managing General Agency, LLC (“MGA”) and TrustWay Insurance Agencies, LLC (“TrustWay”), each wholly owned. The sale of TrustWay was completed in the third quarter of 2011. The Company solicits and underwrites nonstandard personal passenger automobile insurance. The Company is headquartered in Atlanta, Georgia.

(2) Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In our opinion, the financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. For further information, please refer to our audited consolidated financial statements appearing in the Form 10-K for the year ended December 31, 2011.

On March 22, 2012, the Company entered into an agreement with an investment banker to assist in indentifying strategic alternatives for the Company, including the potential sale of its wholly owned subsidiaries AAIC and MGA. The assets have been evaluated for impairment and none has been recorded as of March 31, 2012. AAIC and MGA represent substantially all of the operating assets of the Company and as such, are currently reflected as continuing operations in the consolidated financial statements ending March 31, 2012 and 2011. TrustWay was sold in 2011 and is reported as discontinued operations in the consolidated financial statements for those same periods.

Basis of Investments and Presentation

Valuation of available-for-sale investments. Our available-for-sale investment portfolio is recorded at fair value, which is typically based on publicly-available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly-traded investments.

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

Gains and losses realized on the disposition of available-for-sale investment securities are determined on the specific identification basis and credited or charged to income. Premiums and discounts on available for sale investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Other long-term investments. Our other long-term investments consists of low income federal housing tax credits, which are being amortized over the life of the credits using the amortized cost method. The credits will be utilized over 10 years as required by the federal government and will be offset against the Company’s federal income tax expenses.

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2011 as filed with the Securities and Exchange Commission in the 2011 Form 10-K.

New Accounting Standards Adopted

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”) which specifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In accordance with ASU 2010-26, incremental direct costs of contract acquisition should be capitalized. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs, are met. All other acquisition related costs, including costs incurred by the insurer in soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development, should be expensed as incurred. If the initial application of ASU 2010-26 results in the capitalization of acquisition costs that had not been capitalized previously, the entity may elect not to capitalize those types of costs. ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. ASU 2010-26 should be applied prospectively upon adoption; although retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company adopted ASU 2010-26 on January 1, 2012. If the new method had been in place at December 31, 2011, the impact to the Company’s financial statements would have been a reduction in net income of $261 thousand. Adoption of the new method as of January 1, 2012 reduced the Company’s net income in the three months ending March 31, 2012 by $262 thousand, when compared to the old method.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. While many of the amendments to GAAP are not expected to have a significant effect on practice, this guidance changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is to be applied prospectively. For public entities, this guidance is effective during the interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company adopted the amendments in ASU 2011-04 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. If an entity elects the single continuous statement method of presentation, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two separate statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income would then immediately follow the statement of net income and would include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of the presentation an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”). The amendments in ASU 2011-12 are being made to allow the FASB time to evaluate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The Company adopted all the requirements in ASU 2011-05 not affected by ASU 2011-12 on January 1, 2012. As ASU 2011-05 changes only the presentation of certain financial statement information, there will be no impact on the Company’s financial condition or results of operations.

(3) Investments

All of the Company’s marketable long-term investment securities have been classified as available-for-sale. The Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates, asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. The other long-term investments consist of low income federal housing tax credits, which are being amortized over the life of the credits using the amortized cost method. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within stockholders’ equity net of related deferred income taxes.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary and related to credit results in a charge to income. The decline in value attributed to non-credit related factors is recognized in other comprehensive income. For a decline in value deemed to be credit related, a new cost basis for the security is established. Gross unrealized gains, net of unrealized losses and deferred income taxes as of March 31, 2012 and December 31, 2011 were $77,268 and $34,411 respectively.

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

At March 31, 2012 and December 31, 2011, long-term investments carried at market value of $4,557,357 and $4,346,810, respectively, and cash and short-term investments of approximately $25,185 and $125,008, respectively, were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments follows as of:

	March 31, 2012	December 31, 2011
Short-term investments and bank certificates of deposit	$125,185	$125,008
U.S. government sponsored enterprises	4,693,013	5,201,132
Corporate debt securities	2,737,875	2,685,485
Other long-term investments	577,522	600,435

Total	$8,133,595	$8,612,060

The amortized cost, fair value and gross unrealized gains or losses of U.S. sponsored enterprises and corporate debt securities available-for-sale at March 31, 2012 and December 31, 2011, by contractual maturity, is shown below:

Years to Maturity — March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$574,614	$4,928	$0	$579,542
One to five years	2,853,004	166,049	0	3,019,053
Five to ten years	2,687,850	18,475	48,973	2,657,352
Over ten years	1,191,790	13,287	30,136	1,174,941

Total	$7,307,258	$202,739	$79,109	$7,430,888

Years to Maturity — December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$580,257	$0	$4,050	$576,207
One to five years	3,362,908	171,362	3,745	3,530,525
Five to ten years	2,695,544	0	96,543	2,599,001
Over ten years	1,192,851	11,814	23,781	1,180,884

Total	$7,831,560	$183,176	$128,119	$7,886,617

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at March 31, 2012 and December 31, 2011, by security type, is shown below:

Security Type — March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,538,607	$186,131	$31,725	$4,693,013
Corporate debt securities	2,768,651	16,608	47,384	2,737,875

Total	$7,307,258	$202,739	$79,109	$7,430,888

Security Type — December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$5,047,921	$183,176	$29,965	$5,201,132
Corporate debt securities	2,783,639	0	98,154	2,685,485

Total	$7,831,560	$183,176	$128,119	$7,886,617

As of March 31, 2012, the Company has determined that all of the unrealized losses in available-for-sale securities were temporary.

There were no fundamental issues with any of these securities and the Company has the ability and intent to hold the securities until there is a recovery in fair value. The carrying amounts of individual assets are reviewed at each balance sheet date to assess whether the fair values have declined below the carrying amounts. The Company considers internal and external information, such as credit ratings, in concluding that the impairments are not other than temporary. The decline in value of investments (bonds) is principally driven by interest rate.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
March 31, 2012:
U.S. government sponsored enterprises	$1,589	$250,825	$30,136	$630,750
Corporate debt securities	4,042	248,228	43,342	504,625

	$5,631	$499,053	$73,478	$1,135,375

December 31, 2011:
U.S. government sponsored enterprises	$7,075	$1,223,100	$22,890	$637,875
Corporate debt securities	10,983	1,644,527	87,171	1,040,958

	$18,058	$2,867,627	$110,061	$1,678,833

The Company did not sell any investments during the three months ended March 31, 2012. Total proceeds received on sales of investments for the three months ended March 31, 2011 amounted to $199,696. The Company realized losses of $1,938 on a called bond for the three months ended March 31, 2012 and realized gains and losses from the sale of securities of $39,569 and $9,359, respectively for the three months ended March 31, 2011.

(4) Fair Value Disclosures

The fair value of our investments in fixed income securities is based on observable market quotations, other market observable data, or is derived from such quotations and market observable data. The Company utilizes third party pricing servicers, brokers and internal valuation models to determine fair value. Management gains assurance of the overall reasonableness and consistent application of the assumptions and methodologies and compliance with accounting standards for fair value determination through our ongoing monitoring of the fair values received or derived internally.

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

The methods and assumptions used to estimate fair value of each class of financial instruments are as follows:

Cash, Restricted Cash and Cash Equivalents

The carrying amount approximates fair value.

Short-term investments

Short-term investments primarily consists of money market funds and are considered highly liquid.

Fixed Maturities

The company utilizes a third party pricing service for the valuation of its fixed maturity securities. Fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, therefore the pricing service prepares estimates of fair value for those securities using pricing applications based on a market approach. Inputs into fair value pricing common to all asset classes include: benchmark U.S. Treasury security yield curves; reported trades of identical or similar fixed maturity securities; broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics such as maturity date, coupon, mandatory principal payments dates, frequency of interest and principal payments, and optional redemption features. Inputs that are unique by asset class include but are not limited to:

U.S. government agencies – determination of direct versus indirect government support and whether any contingencies exist with respect to timely payment of principal and interest.

Corporate debt securities – overall credit quality, including assessments of the level and variability of: industry economic sensitivity; company financial policies; quality of management; regulatory environment; competitive position; restrictive covenant; and security or collateral.

Other Financial Instruments

Low income federal housing credits – present value of credits received; IRS tax credit rate

Real estate mortgage loans – overall credit quality including assessments underlying collateral; underlying collateral interest rate forecast; borrower credit quality characteristics

Notes payable – current interest rates and yield curves; credit risks consistent with debt being valued.

The following table illustrates the recurring fair value measurements as of March 31, 2012:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,693,013	$4,693,013	$0	$0
Corporate debt securities	2,737,875	0	2,737,875	0

Total	$7,430,888	$4,693,013	$2,737,875	$0

The following table illustrates the recurring fair value measurements as of December 31, 2011:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$5,201,132	$5,201,132	$0	$0
Corporate debt securities	2,685,485	0	2,685,485	0

Total	$7,886,617	$5,201,132	$2,685,485	$0

The following presents the estimated fair values of financial instruments and their hierarchy levels as of March 31, 2012. The carrying value is the same as fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$7,915,754	$0	$0	$7,915,754
Restricted cash	254,260	0	0	254,260
Short-term investments	125,185	0	0	125,185
Available-for-sale securities:
U.S. government sponsored enterprises	4,693,013	0	0	4,693,013
Corporate debt securities	0	2,737,875	0	2,737,875
Low income federal housing credits	0	577,522	0	577,522
Real estate mortgage loans due from a related party	0	4,000,000	0	4,000,000

Total cash and investments	$12,988,212	$7,315,397	$0	$20,303,609

Liabilities:
Notes payable due to a related party	$0	$4,000,000	$0	$4,000,000

The following presents the estimated fair values of financial instruments and their hierarchy levels as of December 31, 2011. The carrying value is the same as fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$7,733,287	$0	$0	$7,733,287
Restricted cash	254,222	0	0	254,222
Short-term investments	125,008	0	0	125,008
Available-for-sale securities:
U.S. government sponsored enterprises	5,201,132	0	0	5,201,132
Corporate debt securities	0	2,685,485	0	2,685,485
Low income federal housing credits	0	600,435	0	600,435
Real estate mortgage loans due from a related party	0	4,000,000	0	4,000,000

Total cash and investments	$13,313,649	$7,285,920	$0	$20,599,569

Liabilities:
Notes payable due to a related party	$0	$4,000,000	$0	$4,000,000

(5) Real estate mortgage loans due from related party

On December 30, 2011, the Company entered into an agreement with its subsidiary AAIC. Pursuant to the agreement, the Company assigned two promissory notes (one for $2,500,000 and one for $1,500,000) to AAIC as a capital contribution to AAIC. The assigned promissory notes are secured by mortgages and real estate deeds owned by the Chairman of the Company. The notes carry an interest rate of 5%, due and payable quarterly in arrears, with the first payment due March 31, 2012 and each quarter, thereafter. The principal balance is due and payable on the earlier to occur of: (i) the sale of the real estate securing the note, (ii) the payment of the notes payable described in Note 10 of the Consolidated Financial Statements, or (iii) December 28, 2018.

(6) Losses and Loss Adjustment Expenses

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	March 31, 2012	December 31, 2011
Case basis	$4,518,970	$5,110,499
IBNR	9,508,044	9,437,555

Total	$14,027,014	$14,548,054

(7) Reinsurance

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

Effective January 1, 2012, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. (“Greenlight”) for premium written for the period of January 1, 2012 to December 31, 2012 in all states excluding Florida, Texas, Louisiana and Mississippi. Premium written in the state of Florida will be covered by the agreement for the period of April 1, 2012 to December 31, 2012. The Company will cede 50% of premiums and losses for bodily injury liability and 85% of premiums and losses for coverages other than bodily injury liability. The Company will receive a ceding commission on ceded premiums collected calculated on a sliding scale. If the loss and loss adjustment expense ratio as a percentage of earned premium is 79.5% or greater the commission rate will be 14%. If the loss ratio is less than 79.5%, but not less than 69.5%, then the ceding commission shall be 14.0%, plus the difference in percentage points between 79.5% and the actual loss ratio. If the loss ratio is 69.5% or less, then the ceding commission rate will be 24.0%. The Company will receive a provisional commission rate of 20% in advance, which is subject to adjustment once the final loss ratio is known. The terms of the agreement include a loss ratio cap with respect to the bodily injury liability coverage of 77.5% for the individual states of Georgia and Florida and collectively for all other states combined. The reinsurer’s liability for loss and loss adjustment expense plus ceding commission shall not exceed 140% of ceded written premium during the term of this contract.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies.

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements the Company has four reinsurers that are required to collateralize the reinsurance recoverable. As of March 31, 2012 all four reinsurers have provided a letter of credit or secured trust accounts to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverable approximates its carrying amount.

The impact of reinsurance on the statements of operations for the three-month periods ended March 31 is as follows:

	2012	2011
Premiums written:
Direct	$20,079,722	$30,233,932
Assumed	380	0
Ceded	(11,783,110)	(17,066,393)

Net	$8,296,992	$13,167,539

Premiums earned:
Direct	$19,731,070	$25,675,540
Assumed	380	(529)
Ceded	(12,806,342)	(16,646,631)

Net	$6,925,108	$9,028,380

Losses and loss adjustment expenses incurred:
Direct	$15,890,995	$21,968,469
Assumed	(4,643)	(3,156)
Ceded	(10,727,962)	(15,010,521)

Net	$5,158,390	$6,954,792

The impact of reinsurance on the balance sheets as of the date indicated is as follows:

	March 31, 2012	December 31, 2011
Unpaid losses and loss adjustment expense:
Direct	$39,363,434	$42,001,981
Assumed	91,637	96,282
Ceded	(25,428,057)	(27,550,209)

Net	$14,027,014	$14,548,054

Unearned premiums:
Direct	$28,449,368	$28,100,715
Assumed	529	529
Ceded	(18,432,025)	(19,455,257)

Net	$10,017,872	$8,645,987

The Company receives commissions on its reinsurance agreements and pays the reinsurers premium on the basis of ceded collected premium.

For the three months ended March 31, 2012, the Company received $2,823,592 in commissions on ceded collected premiums. Had all of the Company’s reinsurance agreements been commuted at March 31, 2012, the Company would have returned $560,424 in reinsurance commissions to its reinsurers and its reinsurers would have returned $2,702,584 in collected premiums to the Company.

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

The total liability for excess provisional commissions received as of March 31, 2012 by policy year is:

Policy Year	Amount
2010	$237,570
2011	1,165,546
2012	383,157

Total	$1,786,273

(8) Discontinued Operations

On June 30, 2011, the Company sold its Georgia insurance agencies. The Company received $750,000 in cash and a promissory note receivable in the amount of $500,000 related to the sale. The note was fully paid in November 2011 at an interest rate of 8% per annum. The fair value of these assets was $1,693,255 and the Company recognized a pre-tax loss on disposal of $443,255. The pre-tax income on the discontinued operations for the Georgia agencies amounted to $98,599 as of December 31, 2011.

Effective July 2, 2011, the Company sold the stock of TrustWay T.E.A.M, Inc. and TrustWay T.E.A.M. Services, LLC. The Company received $280,000 in cash related to the sale. The fair value of these assets amounted to $461,252, resulting in a pre-tax loss on disposal of $181,452. The pre-tax income on the discontinued operations amounted to $122,942 for TrustWay T.E.A.M. as of December 31, 2011.

Effective July 31, 2011, the Company sold its Alabama insurance agencies. The Company received $75,000 in cash and a promissory note receivable in the amount of $225,000 related to the sale. The fair value of these assets was $560,485 and the Company recognized a pre-tax loss on disposal of $260,485. The pre-tax loss on the discontinued operations for the Alabama agencies amounted to $175,606 as of December 31, 2011. The principal amount payable is due in four consecutive installments of $45,000 on August 1, 2012 and 2013, with the remaining installments of $67,500 due on August 1, 2014 and 2015. The interest rate is 10% per annum and is payable on the unpaid balance on the last day of each quarter (April 30, July 31, October 31, and January 31, commencing with the first date of the note until the maturity date.

On September 30, 2011, the Company sold its Florida insurance agencies and received a total of $2,850,000 in cash and a $250,000 receivable related to a purchase price adjustment for certain expense savings. The fair value of these assets was $3,489,717 and the Company recognized a pre-tax loss on disposal in the amount of $389,717. The pre-tax loss on discontinued operations for the Florida agencies amounted to $1,438,153 as of December 31, 2011.

The assets and liabilities of the aforementioned TrustWay businesses are classified as discontinued operations as summarized below.

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$65,281	$95,563
Other	24,801	108,496

Assets of discontinued operations	$90,082	$204,059

Liabilities
Accounts payable and accrued expenses	$211,902	$595,014

Liabilities of discontinued operations	$211,902	$595,014

	March 31, 2012	March 31, 2011
Revenues	$0	$2,008,654

Operations
Loss from discontinued operations before income taxes	$0	$(366,666)
Income tax benefit	0	137,500

Loss from discontinued operations, net of taxes	$0	$(229,166)

On March 22, 2012, the Company entered into an agreement with an investment banker to assist in indentifying strategic alternatives for the Company, including the potential sale of its wholly owned subsidiaries AAIC and MGA. The assets have been evaluated for impairment and none has been recorded as of March 31, 2012. AAIC and MGA represent substantially all of the operating assets of the Company and as such, are currently reflected as continuing operations in the consolidated financial statements ending March 31, 2012 and 2011. The total assets and liabilities of AAIC and MGA, eliminating inter-company balances, are $103.2 million and $97.4 million, respectively.

(9) Income Taxes

The provision for federal and state income taxes for the three-month periods ended March 31, are as follows:

	2012	2011
Current taxes	$0	$24,295
Deferred	0	(31,915)

Total income tax benefit	$0	$(7,620)

At March 31, 2012 and December 31, 2011, the Company determined that a valuation allowance was required for the deferred income tax assets of $5,228,717 and $4,851,743, respectively. This determination was based on the “more likely than not” threshold. The Company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax law. The Company considered the following possible sources of taxable income when assessing the possible realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax planning strategies.

(10) Borrowings

Notes Payable

On December 30, 2011, the Company issued two promissory notes totaling $4,000,000 payable to the Company’s Chairman (one for $2,500,000 and one for $1,500,000) in exchange for two mortgage notes receivable (“Secured Notes”) of equal value secured by real estate mortgages. The secured notes and mortgages were contributed by the Company to its subsidiary AAIC as a capital contribution. The Company’s notes were secured in part with the stock of AAIC and the interest of AAC in MGA. AAC also issued a Warrant Agreement as part of the consideration giving the Chairman the right to purchase 11,629,000 shares of the common stock of AAC for $0.01 per share. At March 31, 2012, the recorded balance of the notes is $1,646,516, net of $2,353,484 discount related to the issuance of the warrant. The discount will be amortized over the life of the notes as a cost adjustment.

The notes payable carry an interest rate of 12.5% per annum, due and payable quarterly in arrears, with the first payment due March 31, 2012 and each quarter thereafter. The principal balance on the note is due and payable on the earlier to occur of: (i) December 28, 2018, (ii) the sale and closing of the sale of all or substantially all the assets of the Company, or (iii) payment of the mortgage notes receivable discussed in Note 5 of the Consolidated Financial Statements.

The Company had two other notes payable outstanding as of March 31, 2012. First, on January 14, 2008 the Company issued a note payable in the amount of $276,250 to Information Distribution & Marketing, Inc. for the purchase of a software package that grants the Company a perpetual license to the source code and the ability to develop derivatives. The note requires monthly principal and interest payments beginning in January 2008 and maturing in November 2012 with an interest rate of 2.8871% per annum. The outstanding principal balance on the note at March 31, 2012 and December 31, 2011 was $44,133 and $58,619, respectively.

Second, as a result of the acquisition of First Choice Insurance Agency effective February 26, 2009, the Company issued an unsecured promissory note payable to the former owner in the amount of $115,200 which carries an interest rate of 5%, with four equal yearly installments of principal and interest payments beginning February 26, 2010. The outstanding balance on the note including interest payable at March 31, 2012 and December 31, 2011 was $29,384 and $58,337, respectively.

The aggregate annual maturities of payments due on notes payable outstanding as of March 31, 2012 are as follows:

Amount
2012	$44,717
2013	28,800
2014	0
2015	0
2016	0
Thereafter	4,000,000

Total	$4,073,517

(11) Common Stock

During the first three months of 2012 and 2011, the Company issued 300,000 and 264,703 shares of common stock, $.01 par value to its board of directors, respectively.

(12) Warrants for Common Stock

On December 30, 2011, the Company issued a warrant to purchase 11,629,000 shares of common stock at an exercise price of $.01 per share as additional consideration for promissory notes issued by AAC to the Company’s Chairman. The warrant is exercisable immediately and expires on December 30, 2015. The warrant shall not be exercisable and shall be of no further effect if AAC sells all or substantially all of its assets in a transaction closed on or before June 30, 2012. The initial fair value of the warrant was calculated using the Black-Scholes-Merton option-pricing model with the following assumptions: 4 year contractual term; annual risk-free interest rate of 2.69%; 162% volatility; and 0% dividend rate. The fair value of the warrant was determined to be $2,442,089 and was recorded as equity in additional paid-in capital and a discount to the carrying value of the loan. The discount will be amortized to interest expense using the effective interest rate method over the seven year term of the loan. The unamortized discount at March 31, 2012 and December 31, 2011 was $2,353,484 and $2,442,089, respectively.

(13)	Stock-Based Compensation

In April 2010, the Company’s shareholders approved a new Stock Incentive Plan (the “2010 Plan”). The Company’s 2010 Plan provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value). The aggregate number of common shares authorized under the 2010 Plan is currently 2,000,000. The common stock is reserved and available for issuance pursuant to awards granted to participants under 2010 Plan. As of March 31, 2012, there were 1,282,000 shares of the Company’s common stock subject to outstanding awards under the 2010 Plan.

The Company’s Prior 2000 Incentive Plan (the “Prior Plan”) has an aggregate total of 8,500,000 authorized common shares, but no additional awards will be granted under this Plan, as it expired in June 2010. As of March 31, 2012, there were 3,624,375 shares of the Company’s common stock subject to outstanding awards under the Prior Plan.

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

The Company did not award any options during the three months ended March 31, 2012. The fair value of each option awarded during the three-months ended March 31, 2011 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

2011
Weighted average grant date fair value	$0.1950
Expected volatility	160% - 163%
Weighted average volatility	162%
Risk-free interest rate	2.53 -2.92%
Expected term (in years)	6.51
Expected forfeitures	7.1%

A summary of all stock option activity during the three-months ending March 31, 2012 and 2011 follows:

	2012		2011
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Beginning of period	5,116,375	$0.41	7,598,555	$0.49
Add (deduct):
Granted	0	$0.00	870,000	$0.20
Forfeited	(126,000)	$0.19	(637,240)	$0.23
Expired	(84,000)	$0.19	(236,460)	$0.47

End of period	4,906,375	$0.42	7,594,855	$0.50

Exercisable, end of period	2,946,275	$0.50	3,562,501	$0.66

The weighted-average grant date fair value of options granted during the three-months ended March 31, 2011 was $0.20. The Company did not award any options during the three months ended March 31, 2012. As of March 31, 2012, there was $354,647 of unrecognized compensation cost related to non-vested stock options and this cost is expected to be recognized over a weighted-average period of 1.3 years.

Total compensation cost for share-based payment arrangements recognized for the three-month periods ended March 31, 2012 and 2011, was $48,066 and $90,708, respectively.

The following stock options were outstanding or exercisable as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
Number of shares	4,906,375	2,946,275	5,116,375	2,926,275
Weighted average exercise price	$0.42	$0.50	$0.41	$0.51
Aggregate intrinsic value	$2,000	$1,200	$27,600	$7,640
Weighted average remaining contractual term	5.62 years	4.41 years	5.82 years	4.51 years

At March 31, 2012 the 2,926,275 options exercisable have an exercise price ranging from $0.11 to $0.98 per share.

(14) Commitments and Contingencies

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

Contractual Commitments

The Company leases office space for its corporate headquarters located at RiverEdge One, 5500 Interstate North Parkway, Suite 600, Atlanta, Georgia 30328. Effective October 1, 2009, the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. MGA leases a claims office in the state of Florida. During 2011, the Company sold its TrustWay retail operations and the leases associated with the sale are no longer commitments for the Company. However, the Company is still obligated for the lease commitment for two discontinued retail offices in Alabama under short term commercial leases. The above mentioned companies lease office equipment for use in their various locations. The Company believes that its existing facilities in the various states are adequate for the Company’s current requirements and operations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in accrued expenses.

The Company has entered into leases primarily for office space and certain equipment, classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Period ending December 31,	Amount
2012	$667,935
2013	554,721
2014	571,293
2015	588,489
2016	606,130
Thereafter	1,760,655

$4,749,223

Defined Contribution Plan

Effective January 1, 2011, associates are automatically enrolled in the 401(k) defined contribution retirement plan at 3% of their salary. Associates have the option to opt-out of the plan. The Company contributed $38,040 and $40,256 to this plan during the three months ended March 31, 2012 and 2011, respectively. The plan currently matches 33.3% on the first 6% of employee earnings and the Company can elect to make discretionary contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(15) Net Loss per Share

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net loss per share for the three-months ended March 31, 2012 and 2011, because their inclusion would be anti-dilutive, are as follows:

	2012	2011
Stock options	4,906,375	7,594,855

Stock Warrants	11,629,000	0

(16) Supplemental Cash Flow Information

	2012	2011
Cash paid during the year:
Interest	$129,942	$3,572
Income taxes paid	$0	$801

	2012	2011
Non-cash investing activities:
Change in unrealized gains and losses on investment securities, net of tax	$42,857	$78,001

(17) Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company, focuses on writing nonstandard automobile business in the states of Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, Missouri, South Carolina, Texas and Virginia. MGA markets AAIC’s policies through more than 2,700 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and two unaffiliated carriers related to the non-standard automobile insurance policies produced in Florida and Texas. The Company also provides claims services for one unaffiliated MGA in Florida. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. The TrustWay agencies, comprised of 37 retail insurance agencies that focused on selling nonstandard automobile policies and related coverages in Alabama, Florida and Georgia, were sold during 2011.

The Company evaluates profitability based on pretax income (loss). Pretax income (loss) for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest. Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST QUARTER 2012
Revenues
External customer	$4,485	$0	$6,661	$6	$0	$11,152
Intersegment	1,450	0	685	270	(2,405)	0
Pretax Income (Loss)
Continuing operations				(681)	0	(681)
Discontinued operations	156	0	(504)	0	0	(348)

Total pretax income (loss)	156	0	(504)	(681)	0	(1,029)
Assets
Segment assets	5,939	86	103,370	9,030	(14,850)	103,575

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST QUARTER 2011
Revenues
External customer	$6,497	$0	$9,141	$	$0	$15,638
Intersegment	2,522	0	1,015	724	(4,261)	0
Pretax Income (Loss)
Continuing operations				(697)	0	(697)
Discontinued operations	971	(367)	11	0	0	615

Total pretax income (loss)	971	(367)	11	(697)	0	(82)
Assets
Segment assets	8,749	7,480	131,409	21,959	(27,699)	141,898

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On March 22, 2012, the Company entered into an agreement with an investment banker to assist in indentifying strategic alternatives for the Company, including the potential sale of its wholly owned subsidiaries AAIC and MGA. The assets have been evaluated for impairment and none has been recorded as of March 31, 2012. AAIC and MGA represent substantially all of the operating assets of the Company and as such, are currently reflected as continuing operations in the consolidated financial statements ending March 31, 2012 and 2011. TrustWay was sold in 2011 and is reported as discontinued operations in the consolidated financial statements for those same periods.

For the three months ended March 31, 2012, the Company reported a net loss of $1.0 million compared to a net loss of $75 thousand for the same period in 2011. The Company reported basic and fully diluted losses per common share of $0.016 and $0.001, respectively, for the same periods.

The loss for the three months ended March 31, 2012 resulted primarily from a decline in revenue of $4.1 million. This reduction reflects actions taken by the Company to improve underwriting results and the impact of the challenging economic environment on the non-standard segment. Total expenses declined by $2.8 million year-over-year with a reduction in loss and loss adjustment expense of $1.8 million and a reduction in selling, general and administrative expenses of $1.0 million. The $75 thousand loss in 2011 includes a net loss of $229 thousand on the discontinued operations of TrustWay.

Revenues

Premiums

Gross premiums written (“GPW”) for the three months ended March 31, 2012 were $20.1 million, a decline of 3% compared to the same period in 2011. The decline in premium was driven by a reduction in new business policies as well as a product mix shift from 12 month policies to 6 month policies. The reduction in new business is primarily due to actions taken by the Company to improve profitability in underperforming market segments. These actions included rate increases, implementation of tighter underwriting guidelines and restrictions on new business in high fraud areas in the state of Florida. Additionally, the Company stopped writing new business in the states of Texas, Mississippi and Louisiana in November, 2011.

Policies in-force of 63,598 as of March 31, 2012 decreased 7.4% from policies in-force at December 31, 2011.

The Company ceded approximately 59% or $11.8 million of its direct premiums written to its reinsurers during the first quarter of 2012 compared to 56% or $17.1 million in 2011. The decrease in dollars is the result of lower direct premium volume produced.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same gross premiums written (“GPW”) each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth in GPW, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline in GPW, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $6.9 million for the first three months of 2012 compared to $9.0 million for the same period in 2011.

Commission and Fee Income

Our MGA operations receive managing general agent commissions for agency, underwriting, policy administration, and claims adjusting services performed on behalf of insurers. Commission income for the three months ended March 31, 2012 was $2.0 million compared to $3.2 million in 2011. The decrease in commission income is due to the reduction in premium volume and a lower ceding commission rate. AAIC pays the MGA commission on premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

The MGA operations also receive finance and other fees associated with premium installment plans. Managing general agent fees of $2.1 million for the three months ended March 31, 2012 were $0.9 million lower than the prior year, resulting from the reduction of in-force policies.

Net Investment Income and Investment Gains

Our investment portfolio is highly liquid and consists substantially of readily marketable, investment-grade debt securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses. Net investment income including gains (losses) on securities was $117 thousand for the three month periods ended March 31, 2012.

Expenses

Insurance Loss and Loss Adjustment Expenses

Insurance losses and loss adjustment expenses include payments made to settle claims, estimates for future claim payments and changes in those estimates for current and prior periods, as well as loss adjustment expenses incurred in connection with settling claims. Insurance losses and loss adjustment expenses are influenced by many factors, such as claims frequency and severity trends, the impact of changes in estimates for prior accident years, and increases in the cost of medical treatment and automobile repairs. The anticipated impact of inflation is considered when we establish our premium rates and set loss reserves. Our outside actuarial firm performs quarterly analyses of accident year results to update reserve requirements. The estimate of ultimate loss and loss adjustment expenses is evaluated by accident quarter and by major coverage group (e.g., bodily injury, physical damage). The quarterly analyses are gross of reinsurance and then reinsurance terms are applied to calculate indicated net reserves.

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

Effective April 1, 2011, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. (“Greenlight”) for premium written in the state of Florida for the period of April 1, 2011 to March 31, 2012. The Company cedes 50% of premiums and losses for bodily injury liability, physical damage and other automobile liability coverages to Greenlight.

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

Effective January 1, 2012, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. (“Greenlight”) for premium written for the period of January 1, 2012 to December 31, 2012 in all states excluding Florida, Texas, Louisiana and Mississippi. Premium written in the state of Florida will be covered by the agreement for the period of April 1, 2012 to December 31, 2012. The Company cedes 50% of premiums and losses for bodily injury liability and 85% of premiums and losses for coverages other than bodily injury liability. The terms of the agreement include a loss ratio cap with respect to the bodily injury liability coverage of 77.5% for the individual states of Georgia and Florida and collectively for all other states combined. The reinsurer’s liability for loss and loss adjustment expense plus ceding commission shall not exceed 140% of written premium during the term of this contract.

As a result of the reinsurance agreements, the Company ceded to its reinsurers approximately 68% of its direct loss and loss adjustment expenses incurred during the first three months of 2012 and 2011.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $5.2 million for the three months ended March 31, 2012, compared to $7.0 million for the same period in 2011. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. As a percentage of earned premiums, the loss and loss adjustment expense ratio for the three months ended March 31, 2012 was 74.5% and 77.0% for the same period in 2011. The 2011 loss ratio results included $1.0 million of reserve strengthening for liability coverages. The Company also implemented rate and underwriting actions during 2011 to improve loss results.

Operating Expenses

Selling, general and administrative expenses were $6.6 million for the three months ended March 31, 2012 and $7.7 million for the same period in 2011. The decrease of $1.1 million relates to a $0.7 million decrease in selling expenses due to lower premium volume, and a reduction of $0.4 million in general and administrative expense. The Company incurred interest expense of $218 thousand for the three month period in 2012, directly related to the promissory notes and warrants issued in December 2011.

Income Tax Expense

A valuation allowance of $4,851,743 was established based on the “more likely than not” threshold for the Company’s net deferred income tax asset as of December 31, 2011. The valuation allowance was increased to $5,228,717 as of March 31, 2012. The company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax law. The Company considered the following possible sources of taxable income when assessing the possible realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax planning strategies.

Financial Condition

As of March 31, 2012, the Company had investments and cash of $16.3 million, compared to $16.6 million at December 31, 2011. The Company’s investment strategy is to invest in bonds with short durations in order to meet its insurance obligations. As of March 31, 2012, the Company had $8.3 million in cash and short-term investments, which included $0.3 million of cash restricted to provide security for certain reinsurance reserve obligations. The Company’s long term investments of $7.4 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The other long term investments of $0.6 million represent low income housing tax credits, which will be used to offset the Company’s future tax liabilities.

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

As of March 31, 2012, the Company’s assets included two promissory notes secured by real estate mortgages, in the amount of $2.5 million and $1.5 million, respectively. The two notes were subsequently assigned by the Company as a capital contribution to its subsidiary AAIC. The assigned promissory notes are secured by mortgages and real estate deeds owned by the Chairman of the Company. See Note 5 of the Consolidated Financial Statements for further details regarding the notes.

Receivable from insureds as of March 31, 2012, decreased $300 thousand to $24.8 million. The Company’s policy is to write off uncollected receivable balances within 60 days of cancellation or expiration, and the Company does not consider an allowance for doubtful accounts to be necessary.

Reinsurance recoverable as of March 31, 2012, decreased $2.5 million to $34.2 million compared to $36.7 million as of December 31, 2011. The decrease is directly related to a reduction in ceded loss reserves. AAIC maintains quota-share reinsurance treaties whereby it cedes approximately 68% of losses. The $34.2 million represents the reinsurers’ portion of losses and loss adjustment expenses, both paid and unpaid.

Prepaid reinsurance premiums as of March 31, 2012, decreased $1.0 million to $18.4 million compared to $19.4 million as of December 31, 2011. The decrease results from AAIC’s decline in premium volume. Prepaid reinsurance premiums represent premiums ceded to its reinsurers which have not been fully earned.

Other receivables as of March 31, 2012 decreased $0.3 million to $1.3 million. The balance primarily relates to amounts due on managing general agency agreements and a $0.2 million note receivable due from the purchaser of the TrustWay Alabama agencies.

The Company has a full valuation allowance on its deferred income tax asset. The valuation allowance was $5,228,717 as of March 31, 2012, an increase of $377 thousand from December 31, 2011. See Note 9 of the Consolidated Financial Statements.

Accounts payable and accrued expenses as of March 31, 2012, increased $0.3 million to $7.6 million. The increase is due to a $0.5 million increase in premium tax accruals and an increase of $0.3 million in amounts due to agents, partially offset by a reduction of $0.2 million in unclaimed property, a reduction in salary accruals of $0.2 million and $0.1 million reduction in general expense accruals.

Unearned premium increased $0.3 million to $28.4 million as of March 31, 2012 and represents premiums written but not earned. This increase is directly attributable to the increase in AAIC’s premium writings in the three months ended March 31, 2012 as compared to the three months ended December 31, 2011.

Unpaid losses and loss adjustment expenses decreased $2.6 million to $39.5 million as of March 31, 2012. This amount represents actuarial estimates of future amounts needed to pay claims and related expenses. The decrease is primarily related to a reduction in claims inventory.

Reinsurance payable as of March 31, 2012 decreased $1.3 million to $19.9 million. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains nine reinsurance treaties with its reinsurers and is currently ceding approximately 59% of premiums written. The decrease in reinsurance payable is mainly due to the decrease in premiums volume.

Provisional commission reserve represents the difference between the minimum ceding commission and the provisional amount paid by the reinsurers. This balance as of March 31, 2012 decreased $0.7 million to $1.8 million, compared to the balance at December 31, 2011 of $2.5 million. The decrease is related to the partial repayment of provisional commissions received for the 2010 treaty year.

Notes payable due to a related party increased by $89 thousand. The increase represents the amortization of the discount on warrants issued. In December 2011, two notes payable were issued in the amount of $2.5 million and $1.5 million to the Chairman of the Company, in consideration of providing the secured notes to AAC, (for assignment by the Company as a capital contribution to its subsidiary AAIC). As additional consideration, the Company also issued a Warrant Agreement giving the Chairman the right to purchase 11,629,000 shares of the common stock of the Company for $0.01 per share. At March 31, 2012, the recorded balance of the notes was $1,646,516, net of $2,353,484 discount related to the issuance of the warrants. The discount will be amortized over the life of the notes as a cost adjustment. See Note 10 of the Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Net cash used by operating activities for the three months ended March 31, 2012, was $390 thousand compared to net cash provided by operating activities of $2.1 million for the same period of 2011. The decrease is driven primarily by the reduction in net earnings, lower premium volume and the partial repayment of treaty year 2010 provisional commissions.

Investing activities provided cash for the three months ended March 31, 2012 of $408 thousand as compared to $272 thousand for the same period of 2011. The increase in the amount provided was attributable to a reduction in spending for capital assets.

Financing activities for the three-months ended March 31, 2012 and 2011, provided cash of $135 thousand and $65 thousand, respectively.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum Statutory Capital and Surplus of $3.0 million. As of March 31, 2012, AAIC’s statutory Capital and Surplus was $10.9 million.

Off-Balance Sheet Arrangements

The Company does have off balance sheet leasing arrangements. For further information, please refer to Note 14 in the financial statements.

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

At March 31, 2012 and December 31, 2011, the Company had $14.0 million and $14.5 million of net loss and LAE reserves, respectively, which included $4.5 million and $5.1 million of case reserves and $9.5 million and $9.4 million of IBNR reserves. For the three months ended March 31, 2012, the Company’s case reserves decreased $0.6 million and IBNR reserves increased $100 thousand. This decrease in reserves is related to a reduction in claims inventory.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of March 31, 2012 and December 31, 2011:

	2012	2011
Personal Auto Liability	$38,433,638	$39,969,262
Personal Auto Physical Damage	1,021,433	2,129,001

Total Gross Reserves-Unpaid Losses and LAE	$39,455,071	$42,098,263

The decrease in gross reserves of $2.6 million was represented by a decrease in the auto physical damage coverage of $1.1 million and $1.5 million in bodily injury and personal injury protection coverages.

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

The following table provides the estimated changes in the liability and related payments made for the three months ended March 31, 2012 and 2011:

	2012	2011
Change in net loss and LAE reserves	$(521,040)	$700,515
Paid losses and LAE	5,679,430	6,254,277

Total incurred losses and LAE	$5,158,390	$6,954,792

Loss and LAE ratio(1)	74.5%	77.0%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

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

During the quarter ended March 31, 2012, our loss and LAE ratio decreased 2.6%, as compared to an increase of 6.3% in the same period a year ago. The year-over-year change reflects reserve strengthening in 2011 for prior year loss development. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

The table below presents the development experienced during the three months ended March 31, 2012 and 2011:

	2012	2011
Prior year incurred losses	$(530,748)	$1,217,001
Current year incurred losses and LAE	5,689,138	5,737,791

Total incurred losses and LAE	$5,158,390	$6,954,792

Increase to the calendar year loss and LAE ratio	(2.6%)	6.3%

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

Effective January 1, 2012, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. (“Greenlight”) for premium written for the period of January 1, 2012 to December 31, 2012 in all states excluding Florida, Texas, Louisiana and Mississippi. Premium written in the state of Florida will be covered by the agreement for the period of April 1, 2012 to December 31, 2012. The Company cedes 50% of premiums and losses for bodily injury liability and 85% of premiums and losses for coverages other than bodily injury liability. The terms of the agreement include a loss ratio cap with respect to the bodily injury liability coverage of 77.5% for the individual states of Georgia and Florida and collectively for all other states combined. The reinsurer’s liability for loss and loss adjustment expense plus ceding commission shall not exceed 140% of ceded written premium during the term of this contract.

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

The impact of reinsurance on the Statements of Operations for the three months ended March 31 is as follows:

	2012	2011
Ceded premiums written	$11,783,110	$17,066,393
Ceded commissions incurred	$1,912,461	$3,528,655
Ceded losses and loss adjustment expenses incurred	$10,727,962	$15,010,521

The impact of reinsurance on the balance sheets as of March 31, 2012 and December 31, 2011 is as follows:

	2012	2011
Reinsurance recoverable	$34,179,425	$36,664,396
Ceded unpaid losses and loss adjustment expense	$25,428,057	$27,550,209
Ceded unearned premiums	$18,432,025	$19,455,257
Reinsurance payable	$19,940,086	$20,538,203

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force.

The Company ceded approximately 59% of its premium and 68% of losses during the first quarter of March 31, 2012 as compared to approximately 56% of its premium and 68% of losses ceded to reinsurers for the prior year. The ceded premium and losses reflect the new contract terms entered into during 2011 and 2012 as previously mentioned. The ceded premium under these reinsurance agreements for the three months ended March 31, 2012 and 2011 were $11.8 million and $17.1 million, respectively. The related ceding commission was approximately $1.9 million and $3.5 million for the same periods, respectively. The lower ceded premium and commission were mainly due to the reduction in the Company’s premium volume.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE for the three months ended March 31, 2012 and 2011 by $10.7 million and $15.0 million, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments, and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize their reinsurance recoverables. As of March 31, 2012, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy the Company’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $34.2 million and $36.7 million as of March 31, 2012 and December 31, 2011, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $25.4 million and $27.6 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other reinsurers under the terms of reinsurance agreements in the amount of $8.8 million and $9.1 million as of March 31, 2012 and December 31, 2011, respectively. The paid loss recoverables are in good standing as of March 31, 2012.

The Company’s ceded unearned premium relates to policies in force which is recognized ratably over the policy period. As of March 31, 2012 and December 31, 2011, the ceded unearned premiums amounted to $18.4 million and $19.5 million, respectively. Reinsurance payable of $19.9 million and $20.5 million as of March 31, 2012 and December 31, 2011, respectively, represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis. The Company does not have any balances that are in dispute as of March 31, 2012.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes a significant amount of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. The Company paid ceded premiums net of commissions of $10.1 million and $6.5 million and received reinsurance recoverables on paid loss and loss adjustment expenses of $13.2 million and $7.4 million during the three months ended March 31, 2012 and 2011, respectively.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of March 31, 2012, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For 2012, each non-officer director may choose between (i) an amount in cash equal to $15,000 plus the number of shares equal to $15,000 divided by the share price on December 31, of the prior year or (ii) the number of shares equal to $30,000 divided by the share price on December 31, of the prior year. During the first three-months of 2012, the Company issued 300,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on March, 13, 2012 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

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

Date: May 15, 2012

By:	/s/ SHEREE S. WILLIAMS
Sheree S. Williams
Chief Financial Officer

Date: May 15, 2012