Form 10-Q
period 2012-06-30
ASSURANCEAMERICA CORP
filed 2012-08-14
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 66,110,531 shares of the Registrant’s $.01 par value Common Stock outstanding as of August 13, 2012.

ASSURANCEAMERICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2012	(As Restated) December 31, 2011
ASSETS
Cash and cash equivalents	$8,747,006	$7,733,287
Cash restricted	254,303	254,222
Short-term investments	125,178	125,008
Long-term investments, at fair value (amortized cost $7,329,716 and $7,831,560)	7,533,713	7,886,617
Other long-term investments	515,914	600,435
Investment income due and accrued	69,522	63,533
Real estate mortgage loans due from a related party	4,000,000	4,000,000
Receivable from insureds	23,640,992	25,132,462
Reinsurance recoverable (including $7,420,595 and $9,114,187 on paid losses)	30,679,312	36,664,396
Prepaid reinsurance premiums	19,169,000	19,466,923
Deferred acquisition costs	1,417,643	1,928,401
Property and equipment (net of accumulated depreciation of $4,038,638 and $3,847,396)	1,890,602	1,904,368
Other receivables	944,889	1,240,464
Prepaid expenses	375,300	450,080
Security deposits	36,333	33,833
Assets of discontinued operations	21,105	204,059

Total assets	$99,420,812	$107,688,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$5,991,359	$6,376,418
Unearned premium	27,459,916	28,101,244
Unpaid losses and loss adjustment expenses	37,758,993	42,098,263
Reinsurance payable	19,990,079	20,538,203
Provisional commission reserve	2,120,674	2,453,125
Funds withheld from reinsurers	325,000	325,000
Liabilities of discontinued operations	43,890	595,014
Notes payable due to a related party	1,732,345	1,557,911
Other notes and interest payable	58,698	116,956

Total liabilities	95,480,954	102,162,134

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and outstanding 66,110,531 and 65,810,531)	661,105	658,105
Paid in capital	20,801,032	20,618,146
Accumulated deficit	(17,650,027)	(15,784,708)
Accumulated other comprehensive income	127,748	34,411

Total stockholders’ equity	3,939,858	5,525,954

Total liabilities and stockholders’ equity	$99,420,812	$107,688,088

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	(As Restated) 2011	2012	(As Restated) 2011
Revenue:
Gross premiums written	$18,345,812	$19,176,850	$38,425,916	$49,410,785
Gross premiums ceded	(13,217,420)	(13,543,990)	(25,000,529)	(30,610,383)

Net premiums written	5,128,392	5,632,860	13,425,387	18,800,402
(Increase) decrease in unearned premiums, net of prepaid reinsurance premiums	1,726,958	3,652,682	355,071	(486,481)

Net premiums earned	6,855,350	9,285,542	13,780,458	18,313,921
Commission income	2,063,086	2,848,622	4,095,469	6,401,555
Managing general agent fees	1,982,954	2,670,756	4,054,443	5,626,986
Net investment income	75,131	34,802	194,335	104,347
Net investment gains (losses) on securities	(26,276)	27,001	(28,214)	57,211
Other income	24,091	0	29,763	0

Total revenue	10,974,336	14,866,723	22,126,254	30,504,020

Expenses:
Losses and loss adjustment expenses	5,235,565	10,231,738	10,393,955	17,186,531
Selling, general and administrative expenses	6,419,243	7,612,313	12,981,234	15,601,355
Stock option expense	47,820	83,812	95,887	174,520
Depreciation and amortization expense	0	174,745	191,242	328,587
Interest expense	213,863	3,690	432,256	6,547

Total expenses	11,916,491	18,106,298	24,094,574	33,297,540

Loss from continuing operations before income taxes	(942,155)	(3,239,575)	(1,968,320)	(2,793,520)
Income tax benefit on continuing operations	0	1,197,298	0	1,006,746

Loss from continuing operations	(942,155)	(2,042,277)	(1,968,320)	(1,786,774)

Income (loss) from discontinued operations (including loss on disposal of $406,297 for the three and six months ended June 30, 2011)	103,000	(1,777,780)	103,000	(2,144,447)
Income tax benefit on discontinued operations	0	80,225	0	217,726

Income (loss) from discontinued operations, net of taxes	103,000	(1,697,555)	103,000	(1,926,721)

Net Loss	$(839,155)	$(3,739,832)	$(1,865,320)	$(3,713,495)

Earnings (loss) Per Common Share
Basic-Loss from continuing operations	$(0.015)	$(0.031)	$(0.030)	$(0.027)
Diluted-Loss from continuing operations	$(0.015)	$(0.031)	$(0.030)	$(0.027)
Basic-Income (Loss) from discontinued operations	$0.002	$(0.026)	$0.002	$(0.029)
Diluted-Income (Loss) from discontinued operations	$0.002	$(0.026)	$0.002	$(0.029)
Basic-Net Loss	$(0.013)	$(0.057)	$(0.028)	$(0.056)
Diluted-Net Loss	$(0.013)	$(0.057)	$(0.028)	$(0.056)
Weighted average shares outstanding-basic	66,110,531	65,784,513	65,990,201	65,670,948
Weighted average shares outstanding-diluted	66,110,531	65,784,513	65,990,201	65,670,948

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	(As Restated) 2011	2012	(As Restated) 2011
Net Loss	$(839,155)	$(3,739,832)	$(1,865,320)	$(3,713,495)

Other comprehensive income:
Change in unrealized gains (losses) of investments:
Unrealized gains (losses) arising during the period	54,492	50,613	121,125	205,624
Reclassification adjustment for realized (gains) losses recognized during the period	26,276	(27,001)	28,214	(57,211)

Net change in unrealized gains (losses)	80,768	23,612	149,339	148,413
Deferred income taxes on above changes	(30,288)	(8,855)	(56,002)	(55,655)

Other comprehensive income, net of tax	50,480	14,757	93,337	92,758

Comprehensive loss	$(788,675)	$(3,725,075)	$(1,771,983)	$(3,620,737)

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011 (As Restated)
Cash flows from operating activities:
Loss from continuing operations	$(1,968,320)	$(1,786,774)
Income (loss) from discontinued operations	103,000	(1,926,721)

Net loss	(1,865,320)	(3,713,495)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Net investment (gains) losses on securities	28,214	(57,211)
Depreciation and amortization	493,904	664,173
Loss on disposal of property and equipment	0	3,084
Loss on disposal of discontinued operations	0	406,297
Impairment of assets of business held for sale	0	782,690
Stock option expense	95,887	174,520
Compensation stock award	90,000	94,852
Deferred tax benefit	0	(1,156,017)
Changes in assets and liabilities:
Investment income due and accrued	(5,989)	94,530
Receivables	1,787,045	1,226,880
Prepaid expenses and other assets	72,280	153,137
Unearned premiums	(641,328)	(1,988,936)
Unpaid loss and loss adjustment expenses	(4,339,270)	9,387,688
Ceded reinsurance payable	(548,124)	(908,665)
Reinsurance recoverable	5,985,084	(12,423,803)
Prepaid reinsurance premiums	297,923	2,466,664
Accounts payable and accrued expenses	(441,061)	(934,108)
Prepaid income taxes/federal income taxes payable	0	(59,433)
Funds withheld from reinsurers	0	(1,300,000)
Other operating activities	(368,170)	184,160
Deferred acquisition costs	510,758	(139,939)
Provisional commission reserve	(332,451)	(1,181,161)

Net cash provided (used) by operating activities – continuing operations	819,382	(8,224,093)
Net cash provided (used) by operating activities – discontinued operations	(89,771)	128,362

Net cash provided (used) by operating activities	729,611	(8,095,731)

Cash flows from investing activities:
Purchases of property and equipment, net	(177,476)	(435,879)
Change in short term investments	(170)	0
Proceeds from sales, call and maturities of investments	430,322	1,373,933
Purchases of investments	0	(1,317,848)
Transfer of cash to restricted cash	(81)	1,299,129
Proceeds from sale of agencies discontinued operations	0	750,000

Net cash provided by investing activities – continuing operations	252,595	1,669,335
Net cash used by investing activities – discontinued operations	0	(10,370)

Net cash provided by investing activities	252,595	1,658,965

Cash flows from financing activities:
Repayment of notes payable	(58,258)	(27,493)

Net cash provided by financing activities	(58,258)	(27,493)

Net increase (decrease) in cash and cash equivalents	923,948	(6,464,259)
Cash and cash equivalents, beginning of period – continuing operations	7,733,287	7,958,473
Cash and cash equivalents, beginning of period – discontinued operations	95,563	420,541

Cash and cash equivalents, end of period	8,752,798	1,914,755
Less cash and cash equivalents, end of period - discontinued operations	5,792	538,533

Cash and cash equivalents, end of period - continuing operations	$8,747,006	$1,376,222

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

(2) Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In management’s opinion, the financial statements reflect all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period. For further information, please refer to our audited consolidated financial statements appearing in the Form 10-K for the year ended December 31, 2011.

On March 22, 2012, the Company entered into an agreement with an investment banker to assist in indentifying strategic alternatives for the Company, including the potential sale of its wholly owned subsidiaries AAIC and MGA. The assets have been evaluated for impairment and no impairment has been recorded as of June 30, 2012. AAIC and MGA represent substantially all of the operating assets of the Company and as such, are currently reflected as continuing operations in the consolidated financial statements ending June 30, 2012 and 2011. TrustWay was sold in 2011 and is reported as discontinued operations in the consolidated financial statements for those same periods.

Basis of Investments and Presentation

Valuation of available-for-sale investments. Our available-for-sale investment portfolio is recorded at fair value, which is typically based on publicly-available quoted prices. From time to time, the carrying value of our investments may be temporarily impaired because of the inherent volatility of publicly-traded investments.

We conduct regular reviews to assess whether our investments are impaired and if any impairment is other than temporary. Factors considered by us in assessing whether impairment is other than temporary include the credit quality of the investment, the duration of the impairment, our ability and intent to hold the investment until recovery or maturity and overall economic conditions. If we determine that the value of any investment is other-than-temporarily impaired, we record a charge against earnings in the amount of the impairment. The credit loss component of an impairment charge is recognized in net earnings while the non-credit component is recognized in accumulated other comprehensive income.

Gains and losses realized on the disposition of available-for-sale investment securities are determined on the specific identification basis and credited or charged to income. Premiums and discounts on available for sale investment securities are amortized and accreted using the interest method and charged or credited to investment income.

Other long-term investments. Our other long-term investments consists of low income federal housing tax credits, which are being amortized over the life of the credits using the straight-line method. The credits will be utilized over 10 years as required by the federal government and will be offset against the Company’s federal income tax expenses.

Estimates

A discussion of our significant accounting policies and the use of estimates is included in the notes to the consolidated financial statements included in the Company’s Financial Statements for the year ended December 31, 2011 as filed with the Securities and Exchange Commission in the 2011 Form 10-K.

New Accounting Standards Adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”) which specifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance modifies the definition of acquisition costs to require that deferred costs be directly related to the successful acquisition of a new or renewal insurance contract. The Company adopted ASU 2010-26 on January 1, 2012, on a prospective basis. If the new method had been in place at December 31, 2011, the impact to the Company’s financial statements would have been a reduction in net income of $451 thousand. Adoption of the new method as of January 1, 2012 reduced the Company’s net income in the six-months ended June 30, 2012 by $399 thousand, when compared to the old method.

Amendments to Fair Value Measurement and Disclosure Requirements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. While many of the amendments to GAAP are not expected to have a significant effect on practice, this guidance changes some fair value measurement principles and disclosure requirements. ASU 2011-04 is to be applied prospectively. For public entities, this guidance is effective during the interim and annual periods beginning after December 15, 2011. The Company adopted the amendments in ASU 2011-04 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations. Additional disclosures required by this adoption are located in Note 5 of the Consolidated Financial Statements.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard as of January 1, 2012 and elected to use two separate but consecutive statements. As ASU 2011-05 changes only the presentation of certain financial statement information, there will be no impact on the Company’s financial condition or results of operations.

(3) Restatement of Consolidated Financial Statements

During the second quarter of 2012, the Company’s management discovered errors in two of its stated balance sheet accounts – other receivables and accounts payable and accrued expenses. The effect of the errors is a cumulative increase in income, after giving effect to taxes, of $559,005 over the five-year period of 2007 through 2011. The impact of the errors to prior year financial statements is not material; therefore the errors are being restated on a prospective basis.

The error in the other receivables account arose from a process used to record receivable activity as policies on a front carrier were rolled over to AAIC policies. The effect of the error is a charge to earnings, after giving effect to taxes, of $353,478. The error in accounts payable and accrued expenses resulted in an overstatement of accrued commissions and unclaimed property liability. The effect of the error is a cumulative increase in income, after giving effect to taxes, of $912,753.

The cumulative adjustments required to correct the errors in the financial statements prior to fiscal year 2012 are reflected in the restated stockholders’ equity balance as of December 31, 2011, as shown in the Consolidated Balance Sheet. The cumulative effect of the correction of errors resulted in an increase in Stockholders’ equity of $559,005.

The impact of 2011 fiscal year adjustments is reflected in the Consolidated Statements of Operations in the fiscal quarters in which they relate. Of the aggregate increase to 2011 earnings, after giving effect to taxes, $101,124 related to the three-month period ended March 31, 2011; $13,945 related to the three-month period ended June 30, 2011; $9,510 related to the three-month period ended September 30, 2011. The three-month period ended December 31, 2011 results in a charge to earnings, after giving effect to taxes of $35,393.

The nature of the restatement adjustments and the impact of the adjustments on the Consolidated Balance Sheet as of December 31, 2011 is shown in the following table:

Consolidated Balance Sheet (extract)
	December 31, 2011
	As Reported	Effect of Correction	As Restated
Assets
Other receivables	$1,594,212	(353,748)	$1,240,464
Total assets	$108,041,836	(353,748)	$107,688,088

Liabilities
Accounts payable and accrued expenses	$7,289,171	(912,753)	$6,376,418
Total liabilities	$103,074,887	(912,753)	$102,162,134

Stockholders’ equity
Accumulated deficit	$(16,343,713)	559,005	$(15,784,708)
Total stockholders’ equity	$4,966,949	559,005	$5,525,954

Total liabilities and stockholders’ equity	$108,041,836	(353,748)	$107,688,088

The nature of the restatement adjustments and the impact of the adjustments on the Consolidated Statement of Operations for the six-months ended June 30, 2011 are shown in the following table:

Consolidated Statement of Operations (extract)
	For the Six-Months ended June 30, 2011
	As Reported	Effect of Correction	As Restated
Expenses:
Selling, general and administrative expenses	$15,785,465	(184,110)	$15,601,355
Total operating expenses	$33,481,650	(184,110)	$33,297,540

Loss from continuing operations before taxes	$(2,977,630)	184,110	$(2,793,520)
Income tax benefit on continuing operations	$1,075,787	(69,041)	$1,006,746
Loss from continuing operations	$(1,901,843)	115,069	$(1,786,774)

Net loss	$(3,828,564)	115,069	$(3,713,495)

Loss per common share:
Basic - Loss from continuing operations	$(0.029)	0.002	$(0.027)
Diluted - Loss from continuing operations	$(0.029)	0.002	$(0.027)
Basic - Net Loss	$(0.058)	0.002	$(0.056)
Diluted - Net Loss	$(0.058)	0.002	$(0.056)

(4) Investments

All of the Company’s marketable long-term investment securities have been classified as available-for-sale. The Company’s long-term securities are available to be sold in response to the Company’s liquidity needs, changes in market interest rates, asset-liability management strategies, and other economic factors. Investments available-for-sale are stated at fair value on the balance sheet. The other long-term investments consist of low income federal housing tax credits, which are being amortized over the life of the credits using the straight-line method. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income within stockholders’ equity, net of related deferred income taxes.

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary and related to credit results in a charge to income. The decline in value attributed to non-credit related factors is recognized in other comprehensive income. For a decline in value deemed to be credit related, a new cost basis for the security is established. Gross unrealized gains, net of unrealized losses and deferred income taxes as of June 30, 2012 and December 31, 2011 were $127,748 and $34,411, respectively.

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

At June 30, 2012 and December 31, 2011, long-term investments carried at market value of $5,100,038 and $4,346,810, respectively, and cash and short-term investments of approximately $125,178 and $125,006, respectively, were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments follows as of:

	June 30, 2012	December 31, 2011
Short-term investments and bank certificates of deposit	$125,178	$125,008
U.S. government sponsored enterprises	4,736,368	5,201,132
Corporate debt securities	2,797,345	2,685,485
Other long-term investments	515,914	600,435

Total	$8,174,805	$8,612,060

The amortized cost, fair value and gross unrealized gains or losses of U.S. sponsored enterprises and corporate debt securities available-for-sale at June 30, 2012 and December 31, 2011, by contractual maturity, are shown below:

Years to Maturity — June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$0	$0	$0	$0
One to five years	3,468,920	170,139	7,051	3,632,008
Five to ten years	2,680,242	57,897	43,934	2,694,205
Over ten years	1,180,154	27,346	0	1,207,500

Total	$7,329,316	$255,382	$50,985	$7,533,713

Years to Maturity — December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$580,257	$0	$4,050	$576,207
One to five years	3,362,908	171,362	3,745	3,530,525
Five to ten years	2,695,544	0	96,543	2,599,001
Over ten years	1,192,851	11,814	23,781	1,180,884

Total	$7,831,560	$183,176	$128,119	$7,886,617

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at June 30, 2012 and December 31, 2011, by security type, are shown below:

Security Type — June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,520,429	$216,812	$873	$4,736,368
Corporate debt securities	2,808,887	38,570	50,112	2,797,345

Total	$7,326,316	$255,382	$50,985	$7,533,713

Security Type — December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$5,047,921	$183,176	$29,965	$5,201,132
Corporate debt securities	2,783,639	0	98,154	2,685,485

Total	$7,831,560	$183,176	$128,119	$7,886,617

As of June 30, 2012, the Company has determined that all of the unrealized losses in available-for-sale securities were temporary.

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

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
June 30, 2012:
U.S. government sponsored enterprises	$873	$624,091	$0	$0
Corporate debt securities	8,048	504,527	42,064	506,000

	$8,921	$1,128,618	$42,064	$506,000

December 31, 2011:
U.S. government sponsored enterprises	$7,075	$1,223,100	$22,890	$637,875
Corporate debt securities	10,983	1,644,527	87,171	1,040,958

	$18,058	$2,867,627	$110,061	$1,678,833

The Company had investments called during the six month period ended June 30, 2012, but did not receive any proceeds from sales of investments during this period. The total proceeds received on sales of investments for the six months ended June 30, 2011 amounted to $100,000. The Company had realized gains and losses of $0 and $28,214, respectively, for the six months ended June 30, 2012 and $67,297 and $10,086, respectively, for the same period in 2011.

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

Short-term investments

Short-term investments primarily consists of money market funds and are considered highly liquid. The carrying amount approximates fair value.

Fixed Maturities

The Company utilizes a third party pricing service for the valuation of its fixed maturity securities. Fixed maturities other than U.S. treasury securities generally do not trade on a daily basis; therefore the pricing service prepares estimates of fair value for those securities using pricing applications based on a market approach. Inputs into fair value pricing common to all asset classes include: benchmark U.S. Treasury security yield curves; reported trades of identical or similar fixed maturity securities; broker/dealer quotes of identical or similar fixed maturity securities and structural characteristics such as maturity date, coupon, mandatory principal payments dates, frequency of interest and principal payments, and optional redemption features. Inputs that are unique by asset class include but are not limited to:

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

Notes payable – current interest rates and yield curves; credit risks consistent with debt being valued.

The following table illustrates the recurring fair value measurements as of June 30, 2012:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,736,368	$4,736,368	$0	$0
Corporate debt securities	2,797,345	0	2,797,345	0

Total	$7,533,713	$4,736,804	$2,797,345	$0

The following table illustrates the recurring fair value measurements as of December 31, 2011:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$5,201,132	$5,201,132	$0	$0
Corporate debt securities	2,685,485	0	2,685,485	0

Total	$7,886,617	$5,201,132	$2,685,485	$0

The following presents the estimated fair values of financial instruments and their hierarchy levels as of June 30, 2012. The carrying value is the same as fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$8,747,006	$0	$0	$8,747,006
Restricted cash	254,303	0	0	254,303
Short-term investments	125,178	0	0	125,178
Available-for-sale securities:
U.S. government sponsored enterprises	4,736,368	0	0	4,736,368
Corporate debt securities	0	2,797,345	0	2,797,345
Low income federal housing credits	0	515,914	0	515,914
Real estate mortgage loans due from a related party	0	4,000,000	0	4,000,000

Total cash and investments	$13,862,855	$7,313,259	$0	$21,176,114

Liabilities:
Notes payable due to a related party	$0	$4,000,000	$0	$4,000,000

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	June 30, 2012	December 31, 2011
Case basis	$4,616,971	$5,110,499
IBNR	9,883,305	9,437,555

Total	$14,500,276	$14,548,054

(8) Reinsurance

In the normal course of business, the Company seeks to reduce its overall risk levels by obtaining reinsurance from other insurance enterprises or reinsurers. Reinsurance premiums and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Effective January 1, 2011, the Company entered into a new quota share agreement with Swiss Reinsurance America Corporation for the 2011 treaty year business. The Company cedes 75.0% of the bodily injury liability coverage and 82.5% of physical damage and other automobile liability coverages. The reinsurance contract covered all states except Florida. The losses incurred are ceded on a similar basis. The agreement includes a loss corridor of 75.0%-79.0%, whereby the Company shall retain the amount by which losses and LAE incurred exceed 75% of collected net premiums earned, subject to a maximum additional retention equal to 4% of collected net premiums earned. Further, the Company shall retain the amount by which losses and LAE incurred, after the application of the loss corridor, exceeds 120% of collected net premiums earned Loss Ratio Cap. The Company will receive a 21% ceding commission on ceded premiums earned if the loss and loss adjustment expense ratio as a percentage of earned premium is 73.5% or greater. If the loss ratio is 73.5%, but not less than 71.5% then the ceding commission shall be 21.0%, plus the difference in percentage points between 73.5% and the actual loss ratio. If the loss ratio is 71.5% or less, then the ceding commission rate will be 23.0%. The Company receives a provisional commission rate of 23% in advance, which is subject to adjustment once the final loss ratio is known.

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

Effective January 1, 2012, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. (“Greenlight”) for premium written for the period of January 1, 2012 to December 31, 2012 in all states excluding Florida, Texas and Louisiana. Premium written in the state of Florida will be covered by the agreement for the period of April 1, 2012 to December 31, 2012. The Company will cede 50% of premiums and losses for bodily injury liability and 85% of premiums and losses for coverages other than bodily injury liability. The Company will receive a ceding commission on ceded premiums collected calculated on a sliding scale. If the loss and loss adjustment expense ratio as a percentage of earned premium is 79.5% or greater the commission rate will be 14%. If the loss ratio is less than 79.5%, but not less than 69.5%, then the ceding commission shall be 14.0%, plus the difference in percentage points between 79.5% and the actual loss ratio. If the loss ratio is 69.5% or less, then the ceding commission rate will be 24.0%. The Company will receive a provisional commission rate of 20% in advance, which is subject to adjustment once the final loss ratio is known. The terms of the agreement include a loss ratio cap with respect to losses incurred, prior to the addition of loss adjustment expense, as follows: (1) the bodily injury liability coverage, an amount equal to 77.5% for the individual states of Georgia and Florida and collectively for all other states combined and (2) the personal injury protection coverage equal to 77.5% for policies issued in the state of Florida. The reinsurer’s liability for loss and loss adjustment expense plus ceding commission shall not exceed 140% of ceded written premium during the term of this contract.

Effective May 15, 2012, the Company entered into a new catastrophe agreement for private passenger automobile physical damage coverage. The subscribing reinsurer(s) are Shelter Mutual Insurance Company (50%), American Agricultural Insurance Company (20%) and Lloyd’s Syndicate 2001 Amlin (30%). The Reinsurers shall be liable in respect to each loss occurrence, for the ultimate net loss over and above an initial ultimate net loss of $400,000 each loss occurrence, subject to a limit of liability to the Reinsurers of $1,600,000 each loss occurrence, and further subject to a limit of liability to the Reinsurers of $3,200,000 with respects all loss occurrences commencing during the term of this contract.

Reinsurance contracts do not relieve the Company from its obligations to policyholders. The Company periodically reviews the financial condition of its reinsurers to minimize its exposure to losses from reinsurer insolvencies.

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverable. As of June 30, 2012, all four reinsurers have provided a letter of credit or secured trust accounts to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverable approximates its carrying amount.

The impact of reinsurance on the statements of operations for the three and six month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Premiums written:
Direct	$18,345,812	$19,176,850	$38,425,916	$49,410,785
Assumed	0	0	0	0
Ceded	(13,217,420)	(13,543,990)	(25,000,529)	(30,610,383)

Net	$5,128,392	$5,632,860	$13,425,387	$18,800,402

Premiums earned:
Direct	$19,335,802	$25,724,708	$39,066,872	$51,400,247
Assumed	(8)	0	372	(529)
Ceded	(12,480,444)	(16,439,166)	(25,286,786)	(33,085,797)

Net	$6,855,350	$9,285,542	$13,780,458	$18,313,921

Losses and loss adjustment expenses incurred:
Direct	$16,542,571	$30,759,923	$29,787,235	$52,728,393
Assumed	6,247	3,329	1,604	173
Ceded	(11,313,253)	(20,531,514)	(19,393,884)	(35,542,035)

Net	$5,235,565	$10,231,738	$10,393,955	$17,186,531

The impact of reinsurance on the balance sheets as of the dates indicated is as follows:

	June 30, 2012	December 31, 2011
Unpaid losses and loss adjustment expense:
Direct	$37,661,206	$42,001,981
Assumed	97,787	96,282
Ceded	(23,258,717)	(27,550,209)

Net	$14,500,276	$14,548,054

Unearned premiums:
Direct	$27,459,916	$28,101,244
Ceded	(19,169,000)	(19,455,257)

Net	$8,290,916	$8,645,987

The Company receives commissions on its reinsurance agreements and pays the reinsurers premium on the basis of ceded collected premium.

For the six months ended June 30, 2012, the Company received $5,391,799 in commissions on ceded collected premiums. Had all of the Company’s reinsurance agreements been commuted at June 30, 2012, the Company would have returned $535,287 in reinsurance commissions to its reinsurers and its reinsurers would have returned $2,670,256 in collected premiums to the Company.

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

The total liability for excess provisional commissions received as of June 30, 2012 by policy year is:

Policy Year	Amount
2010	$13,943
2011	1,146,928
2012	959,803

Total	$2,120,674

(9) Discontinued Operations

On June 30, 2011, the Company sold its Georgia insurance agencies. The Company received $750,000 in cash and a promissory note receivable in the amount of $500,000 related to the sale. The note was fully paid in November 2011 at an interest rate of 8% per annum. The fair value of these assets was $1,693,255 and the Company recognized a pre-tax loss on disposal of $406,297. The pre-tax income on the discontinued operations for the Georgia agencies amounted to $98,599 as of December 31, 2011.

Effective July 2, 2011, the Company sold the stock of TrustWay T.E.A.M, Inc. and TrustWay T.E.A.M. Services, LLC. The Company received $280,000 in cash related to the sale. The fair value of these assets amounted to $461,252, resulting in a pre-tax loss on disposal of $181,452. The pre-tax income on the discontinued operations amounted to $122,942 for TrustWay T.E.A.M. as of December 31, 2011.

Effective July 31, 2011, the Company sold its Alabama insurance agencies. The Company received $75,000 in cash and a promissory note receivable in the amount of $225,000 related to the sale. The fair value of these assets was $560,485 and the Company recognized a pre-tax loss on disposal of $260,485. The pre-tax loss on the discontinued operations for the Alabama agencies amounted to $175,606 as of December 31, 2011. The principal amount payable is due in four consecutive installments of $45,000 on August 1, 2012 and 2013, with the remaining installments of $67,500 due on August 1, 2014 and 2015. The interest rate is 10% per annum and is payable on the unpaid balance on the last day of each quarter (April 30, July 31, October 31, and January 31) commencing with the first date of the note until the maturity date.

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

The assets, liabilities, revenues and operations of the aforementioned TrustWay businesses are classified as assets and liabilities of discontinued operations as summarized below.

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$5,792	$95,563
Other	15,313	108,496

Assets of discontinued operations	$21,105	$204,059

Liabilities
Accounts payable and accrued expenses	$43,890	$595,014

Liabilities of discontinued operations	$43,890	$595,014

The operations of the aforementioned trustway businesses are classified as discontinued operations as summarized below:

	Six Months Ended June 30,
	2012	2011
Revenues	$0	$3,649,763

Operations
Income (loss) from discontinued operations before income taxes	$103,000	$(955,460)
Impairment of assets of business held for sale	0	(782,690)
Income tax benefit	0	253,248

Income (loss) from discontinued operations, net of taxes	$103,000	$(1,484,902)

Disposal
Loss on disposal before income taxes	$0	$(406,297)
Income tax expense	0	(35,522)

Loss on disposal, net of taxes	0	$(441,819)

Income (loss) from discontinued operations, net of taxes	$103,000	$(1,926,721)

On March 22, 2012, the Company entered into an agreement with an investment banker to assist in indentifying strategic alternatives for the Company, including the potential sale of its wholly owned subsidiaries AAIC and MGA. The assets have been evaluated for impairment and none has been recorded as of June 30, 2012. AAIC and MGA represent substantially all of the operating assets of the Company and as such, are currently reflected as continuing operations in the consolidated financial statements ending June 30, 2012 and 2011. The total assets and liabilities of AAIC and MGA, eliminating inter-company balances, are $99.1 million and $93.5 million, respectively.

(10) Income Taxes

The provision for federal and state income taxes for the three and six month periods ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current taxes	$0	$(404,445)	$0	$(319,486)
Deferred	0	(873,078)	0	(904,986)

Total income tax benefit	$0	$(1,277,523)	$0	$(1,224,472)

At June 30, 2012 and December 31, 2011, the Company determined that a valuation allowance was required for the deferred income tax assets of $5,463,150 and $4,778,245, respectively. This determination was based on the “more likely than not” threshold. The Company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax law. The Company considered the following possible sources of taxable income when assessing the possible realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax planning strategies.

(11) Borrowings

Notes Payable

On December 30, 2011, the Company issued two promissory notes totaling $4,000,000 payable to the Company’s Chairman (one for $2,500,000 and one for $1,500,000) in exchange for two mortgage notes receivable (“Secured Notes”) of equal value secured by real estate mortgages. The secured notes and mortgages were contributed by the Company to its subsidiary AAIC as a capital contribution. The Company’s notes were secured in part with the stock of AAIC and the interest of AAC in MGA. AAC also issued a Warrant Agreement as part of the consideration giving the Chairman the right to purchase 11,629,000 shares of the common stock of AAC for $0.01 per share. At June 30, 2012, the recorded balance of the notes was $1,732,345, net of $2,267,655 discount related to the issuance of the warrant. At December 31, 2011, the recorded balance of the notes was $1,557,911, net of $2,442,089 discount related to the issuance of the warrant. The discount will be amortized to interest expense over the life of the notes.

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

The Company had two other notes payable outstanding as of June 30, 2012. First, on January 14, 2008, the Company issued a note payable in the amount of $276,250 to Information Distribution & Marketing, Inc. for the purchase of a software package that grants the Company a perpetual license to the source code and the ability to develop derivatives. The note requires monthly principal and interest payments beginning in January 2008 and maturing in November 2012 with an interest rate of 2.8871% per annum. The outstanding principal balance on the note at June 30, 2012, and December 31, 2011, was $29,539 and $58,619, respectively.

Second, as a result of the acquisition of First Choice Insurance Agency effective February 26, 2009, the Company issued an unsecured promissory note payable to the former owner in the amount of $115,200 which carries an interest rate of 5%, with four equal yearly installments of principal and interest payments beginning February 26, 2010. The outstanding balance on the note including interest payable at June 30, 2012 and December 31, 2011 was $29,159 and $58,337, respectively.

The aggregate annual maturities of payments due on notes payable outstanding as of June 30, 2012 are as follows:

Amount
2012	$29,539
2013	29,159
2014	0
2015	0
2016	0
Thereafter	4,000,000

Total	$4,058,698

(12) Common Stock

During the first six months of 2012 and 2011, the Company issued 300,000 and 264,703 shares of common stock, $.01 par value to its board of directors, respectively.

(13) Warrants for Common Stock

On December 30, 2011, the Company issued a warrant to purchase 11,629,000 shares of common stock at an exercise price of $.01 per share as additional consideration for promissory notes issued by AAC to the Company’s Chairman. The warrant is exercisable immediately and expires on December 30, 2015. The initial fair value of the warrant was calculated using the Black-Scholes-Merton option-pricing model with the following assumptions: 4 year contractual term; annual risk-free interest rate of 2.69%; 162% volatility; and 0% dividend rate. The fair value of the warrant was determined to be $2,442,089 and was recorded as equity in additional paid-in capital and a discount to the carrying value of the loan. The discount will be amortized to interest expense using the effective interest rate method over the seven year term of the loan. The unamortized discount at June 30, 2012 and December 31, 2011 was $2,267,655 and $2,442,089, respectively.

(14) Stock-Based Compensation

In April 2010, the Company’s shareholders approved a new Stock Incentive Plan (the “2010 Plan”). The Company’s 2010 Plan provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value). The aggregate number of common shares authorized under the 2010 Plan is currently 2,000,000. The common stock is reserved and available for issuance pursuant to awards granted to participants under 2010 Plan. As of June 30, 2012, there were 740,000 shares of the Company’s common stock subject to outstanding awards under the 2010 Plan.

The Company’s Prior 2000 Incentive Plan (the “Prior Plan”) has an aggregate total of 8,500,000 authorized common shares, but no additional awards will be granted under this Plan, as it expired in June 2010. As of June 30, 2012, there were 2,717,875 shares of the Company’s common stock subject to outstanding awards under the Prior Plan.

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

The Company did not award any options during the six months ended June 30, 2012. The fair value of each option awarded during the six-months ended June 30, 2011 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

2011
Weighted average grant date fair value	$0.1950
Expected volatility	160% - 163%
Weighted average volatility	162%
Risk-free interest rate	2.53 - 2.92%
Expected term (in years)	6.51
Expected forfeitures	7.1%

The weighted-average grant date fair value of options granted during the six-months ended June 30, 2011 was $0.195. As of June 30, 2012, there was $306,828 of unrecognized compensation cost related to non-vested stock options and this cost is expected to be recognized over a weighted-average period of 1.24 years.

Total compensation cost for share-based payment arrangements recognized for the six-month periods ended June 30, 2012 and 2011, was $95,887 and $174,520, respectively.

A summary of all stock option activity during the six-months ended June 30, 2012 and 2011 follows:

	2012		2011
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
January 1	5,116,375	$0.41	7,598,555	$0.49
Add (deduct):
Granted	0	$0.00	870,000	$0.20
Forfeited	(126,000)	$0.19	(637,240)	$0.23
Expired	(84,000)	$0.19	(236,460)	$0.47

March 31	4,906,375	$0.42	7,594,855	$0.50

Add (deduct):
Granted	0	$0.00	0	$0.00
Forfeited	(753,100)	$0.24	(362,400)	$0.68
Expired	(695,400)	$0.54	0	$0.00

June 30	3,457,875	$0.43	7,232,455	$0.49

Exercisable, June 30	2,324,575	$0.50	3,754,401	$0.68

The following stock options were outstanding or exercisable as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
Number of shares	3,457,875	2,324,575	5,116,375	2,926,275
Weighted average exercise price	$0.43	$0.50	$0.41	$0.51
Aggregate intrinsic value	$0	$0	$27,600	$7,640
Weighted average remaining contractual term	5.21 years	4.12 years	5.82 years	4.51 years

At June 30, 2012, the 2,324,575 options exercisable have an exercise price ranging from $0.11 to $0.98 per share.

(15) Commitments and Contingencies

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

Contractual Commitments

The Company leases office space for its corporate headquarters located at RiverEdge One, 5500 Interstate North Parkway, Suite 600, Atlanta, Georgia 30328. Effective October 1, 2009, the Company signed an amendment to extend its lease until 2019 under more favorable lease terms. MGA leases a claims office in the state of Florida. During 2011, the Company sold its TrustWay retail operations and the leases associated with the sale are no longer commitments for the Company. However, the Company is still obligated for the lease commitment for one discontinued retail office in Alabama under short term commercial leases. The above mentioned companies lease office equipment for use in their various locations. The Company believes that its existing facilities in the various states are adequate for the Company’s current requirements and operations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in accrued expenses.

The Company has entered into leases primarily for office space and certain equipment, classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Period ending December 31,	Amount
2012	$431,442
2013	554,721
2014	571,293
2015	588,489
2016	606,130
Thereafter	1,760,655

$4,512,730

Defined Contribution Plan

Effective January 1, 2011, associates are automatically enrolled in the 401(k) defined contribution retirement plan at 3% of their salary. Associates have the option to opt-out of the plan. The Company contributed $66,561 and $89,314 to this plan during the six months ended June 30, 2012 and 2011, respectively. The plan currently matches 33.3% on the first 6% of employee earnings and the Company can elect to make discretionary contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(16) Net Loss per Share

Basic and diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net loss per share for the three and six-months ended June 30, 2012 and 2011, because their inclusion would be anti-dilutive, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	3,457,875	7,232,455	3,457,875	7,232,455

Stock warrants	11,629,000	0	11,629,000	0

The reconciliation of the amounts used in the computation of both basic and diluted loss per share for the periods ended June 30, 2012 and 2011 are as follows:

	Net Loss	Average Shares Outstanding	Per Share Amount
For the three months ended June 30, 2012:
Net loss — basic	$(839,155)	66,110,531	$(0.013)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(839,155)	66,110,531	$(0.013)

For the three months ended June 30, 2011:
Net loss — basic	$(3,739,832)	65,784,513	$(0.057)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(3,739,832)	65,784,513	$(0.057)

For the six months ended June 30, 2012:
Net loss — basic	$(1,865,320)	65,990,201	$(0.028)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(1,865,320)	65,990,201	$(0.028)

For the six months ended June 30, 2011:
Net loss — basic	$(3,713,495)	65,670,948	$(0.056)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(3,713,495)	65,670,948	$(0.056)

(17) Supplemental Cash Flow Information

	Six Months ended June 30,
	2012	2011
Cash paid
Interest	$257,821	$6,547
Income taxes	$0	$801

	2012	2011
Non-cash investing activities:
Change in unrealized gains and losses on investment securities, net of tax	$93,337	$92,758
Note receivable from sale of TrustWay Georgia division	$0	$500,000

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

The Company evaluates profitability based on pretax income (loss). Pretax income (loss) for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest. Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
SECOND QUARTER 2012
Revenues
External customer	$4,063	$0	$6,905	$6	$0	$10,974
Intersegment	1,516	0	626	270	(2,412)	0
Pretax Income (Loss)
Continuing operations	97		(726)	(313)	0	(942)
Discontinued operations	0	103	0	0	0	103

Total pretax income (loss)	97	0	(726)	(313)	0	(839)
Assets
Segment assets	5,913	21	99,483	8,854	(14,850)	99,421

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
SECOND QUARTER 2011
Revenues
External customer	$5,508	$0	$9,358	$	$0	$14,866
Intersegment	881	0	635	725	(2,241)	0
Pretax Income (Loss)
Continuing operations	(447)	(87)	(2,800)	94	0	(3,240)
Discontinued operations	0	(1,778)	0	0	0	(1,778)

Total pretax income (loss)	(447)	(1,865)	(2,800)	94	0	(5,018)
Assets
Segment assets	7,493	3,687	117,244	20,550	(23,539)	125,435

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST SIX MONTHS 2012
Revenues
External customer	$8,548	$0	$13,566	$12	$0	$22,126
Intersegment	2,966	0	1,311	540	(4,817)	0
Pretax Income (Loss)
Continuing operations	253		(1,227)	(994)	0	(1,968)
Discontinued operations	0	103	0	0	0	103

Total pretax income (loss)	253	103	(1,227)	(994)	0	(1,865)
Assets
Segment assets	5,913	21	99,483	8,854	(14,850)	99,421

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST SIX MONTHS 2011
Revenues
External customer	$12,005	$0	$18,499	$	$0	$30,504
Intersegment	3,403	0	1,650	1,449	(6,502)	0
Pretax Income (Loss)
Continuing operations	47	(173)	(2,789)	121	0	(2,794)
Discontinued operations	0	(2,144)	0	0	0	(2,144)

Total pretax income (loss)	47	(2,317)	(2,789)	121	0	(4,938)
Assets
Segment assets	7,493	3,687	117,244	20,550	(23,539)	125,435

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On March 22, 2012, the Company entered into an agreement with an investment banker to assist in indentifying strategic alternatives for the Company, including the potential sale of its wholly owned subsidiaries AAIC and MGA. The assets have been evaluated for impairment and no impairment has been recorded as of June 30, 2012. AAIC and MGA represent substantially all of the operating assets of the Company and as such, are currently reflected as continuing operations in the consolidated financial statements ending June 30, 2012 and 2011. TrustWay was sold in 2011 and is reported as discontinued operations in the consolidated financial statements for those same periods.

The Company reported a net after-tax loss on continuing operations of $0.9 million and $2.0 million for the three-months and six-months ended June 30, 2012, compared to losses of $2.0 million and $1.8 million for the three-months and six-months ended June 30, 2011. The Company reported basic losses per common share of $0.013 and $0.028 for the three and six-months ended June 30, 2012, compared to losses per common share of $0.057 and $0.056 for the same periods in 2011. The pre-tax loss on continuing operations was $0.9 million and $2.0 million for the three and six-month periods ended June 30, 2012 compared to pre-tax losses of $3.2 million and $2.8 million for the same periods in 2011.

The pre-tax loss on continuing operations for the three-months and six-months ended June 30, 2012, resulted primarily from a decline in revenue. This reduction reflects actions taken by the Company to improve underwriting results and the impact of the challenging economic environment on the non-standard segment. The pre-tax loss reflects improvement of $2.3 million and $0.8 million for the three-months and six-months ended June 30, 2012, compared to the same periods in 2011. For the three-month and six-month periods, revenues declined by $3.9 million and $8.4 million, respectively, offset by declines in total expenses of $6.2 million and $9.2 million, respectively. The decline in expenses for the three-month and six-month periods is primarily related to reductions in loss and loss adjustment expenses of $5.0 million and $6.8 million, respectively, and reductions in selling, general and administrative expenses of $1.2 million and $2.6 million, respectively.

Revenues

Premiums

Gross premiums written for the three-months and six-months ended June 30, 2012, were $18.3 million and $38.4 million compared to $19.2 million and $49.4 million in gross premiums written for the same periods in 2011. The decline in premium was driven by a reduction in new business policies as well as a product mix shift from 12 month policies to 6 month policies. The reduction in new business is primarily due to actions taken by the Company to improve profitability in underperforming market segments. These actions included rate increases, implementation of tighter underwriting guidelines and restrictions on new business in certain segments. Additionally, the Company stopped writing new business in the states of Texas, Mississippi and Louisiana in November 2011.

Policies in-force of 61,504 as of June 30, 2012, decreased 26.6% when compared to the same date in 2011 and 10.4% from policies in-force at December 31, 2011. This is due to the reduction in new business.

The Company ceded approximately 65% or $25.0 million of its direct premiums written to its reinsurers during the first six months of 2012 compared to 62% ,or $30.6 million in 2011. The decrease in ceded premiums is the result of lower direct premium volume produced.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same gross premiums written (“GPW”) each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth in GPW, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline in GPW, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $13.8 million for the first six months of 2012 compared to $18.3 million for the same period in 2011.

Commission and Fee Income

Our MGA operations receive managing general agent commissions for agency, underwriting, policy administration, and claims adjusting services performed on behalf of insurers. Commission income for the three-month and six month periods ended June 30, 2012, was $2.1 million and $4.1 million compared to $2.8 million and $6.4 million for the same periods in 2011. The decrease in commission income is due to the reduction in premium volume and a lower ceding commission rate. AAIC pays the MGA commission on premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

The MGA operations also receive finance and other fees associated with premium installment plans. Managing general agent fees for the three-months and six-months ended June 30, 2012, were $2.0 million and $4.1 million, respectively, which is $0.7 million and $1.5 million lower than the same periods in 2011. The decline in fee income is the due to the reduction of in-force policies.

Net Investment Income and Investment Gains

Our investment portfolio is highly liquid and consists substantially of readily marketable, investment-grade debt securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses. Net investment income including gains (losses) on securities was $49 thousand and $166 thousand for the three-month and six-month periods ended June 30, 2012.

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

The terms of the reinsurance agreements are outlined in Note 8 of the consolidated Financial Statements. As a result of the reinsurance agreements, the Company ceded to its reinsurers approximately 68% of its direct loss and loss adjustment expenses incurred during the first six months of 2012 and 67% during the same period of 2011.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $5.2 million and $10.4 million for the three-month and six-month periods ended June 30, 2012, compared to $10.2 million and $17.2 million for the same periods in 2011. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. As a percentage of earned premiums, the loss and loss adjustment expense ratio for the three-months ended June 30, 2012 was 76.4% compared to 110.2% for the same period in 2011. The loss and loss adjustment expense ratio for the six-month period ended June 30, 2012 and 2011 was 75.4% and 93.8%, respectively. The 2011 loss ratio results included $4.1 million of adverse development for losses incurred prior to 2011. The Company has also implemented rate and underwriting actions to improve loss results.

Operating Expenses

The selling, general and administrative expenses were $6.4 million and $13.0 million, respectively, for the three-months and six-months ended June 30, 2012, and $7.6 million and $15.6 million, respectively, for the same periods of 2011. The decrease of $2.6 million for the six-month period relates to a $0.7 million decrease in selling expenses due to lower premium volume, and a reduction of $1.9 million in general and administrative expenses. The Company has reduced its overhead costs to adjust for the reduction in revenue. The Company incurred interest expense of $214 thousand and $432 thousand for the three-month and six-month periods ended June 30, 2012, associated with the promissory notes and warrants issued in December 2011.

Income Tax Expense

A valuation allowance of $4,778,245 was established based on the “more likely than not” threshold for the Company’s net deferred income tax asset as of December 31, 2011. The valuation allowance was increased to $5,463,150 as of June 30, 2012, offsetting any tax benefit for current year losses. The Company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax laws. The Company considered the following possible sources of taxable income when assessing the possible realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax planning strategies.

Financial Condition

As of June 30, 2012, the Company had investments and cash of $17.2 million, compared to $16.6 million at December 31, 2011. The Company’s investment strategy is to invest in bonds with short durations in order to meet its insurance obligations. As of June 30, 2012, the Company had $9.1 million in cash and short-term investments, which included $0.3 million of cash restricted to provide security for certain reinsurance reserve obligations. The Company’s long term investments of $7.5 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The other long term investments of $0.5 million represent low income housing tax credits, which will be used to offset the Company’s future tax liabilities.

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

As of June 30, 2012, the Company’s assets included two promissory notes secured by real estate mortgages, in the amount of $2.5 million and $1.5 million, respectively. The two notes were subsequently assigned by the Company as a capital contribution to its subsidiary AAIC. The assigned promissory notes are secured by mortgages and real estate deeds owned by the Chairman of the Company. See Note 6 of the Consolidated Financial Statements for further details regarding the notes.

Receivable from insureds as of June 30, 2012, decreased $1.5 million to $23.6 million. The Company’s policy is to write off uncollected receivable balances within 60 days of cancellation or expiration. As of June 30, 2012, the Company recorded an allowance for doubtful accounts of $153 thousand for cancelled policies with balances subject to write off within the next 60 days.

Reinsurance recoverable as of June 30, 2012, decreased $6.0 million to $30.7 million compared to $36.7 million as of December 31, 2011. The decrease is directly related to a reduction in loss reserves. AAIC maintains quota-share reinsurance treaties whereby it cedes approximately 68% of losses. The $30.7 million represents the reinsurers’ portion of losses and loss adjustment expenses, both paid and unpaid.

Prepaid reinsurance premiums as of June 30, 2012, decreased $0.3 million to $19.2 million compared to $19.5 million as of December 31, 2011. The decrease results from AAIC’s decline in premium volume. Prepaid reinsurance premiums represent premiums ceded to its reinsurers which have not been fully earned.

Other receivables as of June 30, 2012, decreased $0.3 million to $0.9 million. The balance primarily relates to amounts due on managing general agency agreements and a $0.2 million note receivable due from the purchaser of the TrustWay Alabama agencies.

The Company has a full valuation allowance on its deferred income tax asset. The valuation allowance was $5,463,150 as of June 30, 2012, an increase of $685 thousand from December 31, 2011. See Note 10 of the Consolidated Financial Statements.

Accounts payable and accrued expenses as of June 30, 2012, decreased $0.4 million to $6.0 million. The decrease is due to a reduction in accruals for salary and general expenses, related to timing of payments.

Unearned premium decreased $0.6 million to $27.5 million as of June 30, 2012 and represents premiums written but not earned. This decrease is directly attributable to the decline in AAIC’s premium writings.

Unpaid losses and loss adjustment expenses decreased $4.3 million to $37.8 million as of June 30, 2012. This amount represents actuarial estimates of future amounts needed to pay claims and related expenses. The decrease is primarily related to a reduction in claims inventory.

Reinsurance payable as of June 30, 2012 decreased $0.5 million to $20.0 million. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains nine reinsurance treaties with its reinsurers and is currently ceding approximately 59% of premiums written. The decrease in reinsurance payable is due to the decrease in premium volume.

Provisional commission reserve represents the difference between the minimum ceding commission and the provisional amount paid by the reinsurers. This balance as of June 30, 2012 decreased $0.3 million to $2.1 million, compared to the balance at December 31, 2011 of $2.4 million. The decrease is related to the repayment of provisional commissions received for the 2010 treaty year of $1.3 million, partially offset by $1.0 million of provisional commission reserve for the 2012 treaty year.

Notes payable due to a related party increased by $174 thousand. The increase represents the amortization of the discount on warrants issued. At June 30, 2012, the recorded balance of the notes was $1,732,345, net of $2,267,655 discount related to the issuance of the warrants. The discount will be amortized to interest expense over the life of the notes. See Note 11 of the Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Net cash provided by operating activities for the six-months ended June 30, 2012, was $640 thousand compared to net cash used by operating activities of $8.2 million for the same period in 2011. The increase is driven by an improvement in the timing of reinsurance settlements as compared to 2011, the 2011 return of $1.3 million in funds withheld on behalf of a reinsurer and an improvement in operating results.

Investing activities provided cash for the six-months ended June 30, 2012, of $253 thousand as compared to $1.7 million for the same period in 2011. The 2011 activity included proceeds from the sale of TrustWay insurance agencies of $0.8 million and $1.3 million transfer of cash for restricted funds held for reinsurers.

Financing activities for the six-months ended June 30, 2012 and 2011, provided cash of $32 thousand and $67 thousand, respectively.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum Statutory Capital and Surplus of $3.0 million. As of June 30, 2012, AAIC’s statutory Capital and Surplus was $11.2 million.

Off-Balance Sheet Arrangements

The Company does have off balance sheet leasing arrangements. For further information, please refer to Note 15 in the financial statements.

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

At June 30, 2012 and December 31, 2011, the Company had $14.5 million of net loss and LAE reserves. The net reserves for 2012 and 2011 were comprised of $4.6 million and $5.1 million of case reserves, respectively, and $9.9 million and $9.4 million of IBNR reserves, respectively.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of June 30, 2012 and December 31, 2011:

	2012	2011
Personal Auto Liability	$36,330,843	$39,969,262
Personal Auto Physical Damage	1,428,150	2,129,001

Total Gross Reserves-Unpaid Losses and LAE	$37,758,993	$42,098,263

The decrease in gross reserves of $4.3 million was represented by a decrease in the auto physical damage coverage of $0.7 million and $3.6 million in bodily injury and personal injury protection coverages.

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

The following table provides the estimated changes in the liability and related payments made for the six-months ended June 30, 2012 and 2011:

	Six Months ended June 30,
	2012	2011
Change in net loss and LAE reserves	$(47,777)	$3,600,592
Paid losses and LAE	10,441,732	13,585,939

Total incurred losses and LAE	$10,393,955	$17,186,531

Loss and LAE ratio(1)	75.4%	93.8%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

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

During the six-months ended June 30, 2012, our loss and LAE ratio decreased 2.6%, as compared to an increase of 6.3% in the same period a year ago. The year-over-year change reflects reserve strengthening in 2011 for prior year loss development. We continuously monitor internal and industry-wide severity trends and adjust rates as appropriate to compensate for the higher loss costs.

The table below presents the development experienced during the six months ended June 30, 2012 and 2011:

	Six Months ended June 30,
	2012	2011
Prior year incurred losses	$(1,388,820)	$4,068,010
Current year incurred losses and LAE	11,782,775	13,118,521

Total incurred losses and LAE	$10,393,955	$17,186,531

Prior year incurred losses – increase (decrease) to the calendar year loss and LAE ratio	(10.1%)	22.2%

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

Effective January 1, 2012, the Company entered into a new quota share agreement with Greenlight Reinsurance Ltd. (“Greenlight”) for premium written for the period of January 1, 2012 to December 31, 2012 in all states excluding Florida, Texas, and Louisiana. Premium written in the state of Florida will be covered by the agreement for the period of April 1, 2012 to December 31, 2012. The Company cedes 50% of premiums and losses for bodily injury liability and 85% of premiums and losses for coverages other than bodily injury liability. The terms of the agreement include a loss ratio cap with respect to losses incurred, prior to the addition of loss adjustment expense, as follows: (1) the bodily injury liability coverage, an amount equal to 77.5% for the individual states of Georgia and Florida and collectively for all other states combined and (2) the personal injury protection coverage equal to 77.5% for policies issued in the state of Florida. The reinsurer’s liability for loss and loss adjustment expense plus ceding commission shall not exceed 140% of ceded written premium during the term of this contract.

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

The impact of reinsurance on the Statements of Operations for the six months ended June 30 is as follows:

	2012	2011
Ceded premiums written	$25,000,529	$30,610,383
Ceded commissions incurred	$4,040,115	$6,295,661
Ceded losses and loss adjustment expenses incurred	$22,041,215	$35,542,035

The impact of reinsurance on the balance sheets as of June 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Reinsurance recoverable	$30,679,312	$36,664,396
Ceded unpaid losses and loss adjustment expense	$23,258,717	$27,550,209
Ceded unearned premiums	$19,169,000	$19,466,923
Reinsurance payable	$19,990,079	$20,538,203

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force.

The Company ceded approximately 65% of its premium and 68% of losses during the six-months ended June 30, 2012 as compared to approximately 62% of its premium and 67% of losses ceded to reinsurers for the prior year. The ceded premium and losses reflect the new contract terms entered into during 2011 and 2012 as previously mentioned. The ceded premium under these reinsurance agreements for the six-months ended June 30, 2012 and 2011 were $25.0 million and $30.6 million, respectively. The related ceding commission was approximately $4.0 million and $6.3 million for the same periods, respectively. The lower ceded premium and commission were mainly due to the reduction in the Company’s premium volume.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE for the six-months ended June 30, 2012 and 2011 by $22.0 million and $35.5 million, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments, and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize their reinsurance recoverables. As of June 30, 2012, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy the Company’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $30.7 million and $36.7 million as of June 30, 2012 and December 31, 2011, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $23.3 million and $27.6 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other reinsurers under the terms of reinsurance agreements in the amount of $7.4 million and $9.1 million as of June 30, 2012 and December 31, 2011, respectively. The paid loss recoverables are in good standing as of June 30, 2012.

The Company’s ceded unearned premium relates to policies in force which is recognized ratably over the policy period. As of June 30, 2012 and December 31, 2011, the ceded unearned premiums amounted to $19.2 million and $19.5 million, respectively. Reinsurance payable of $20.0 million and $20.5 million as of June 30, 2012 and December 31, 2011, respectively, represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis. The Company does not have any balances that are in dispute as of June 30, 2012.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes a significant amount of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. The Company paid ceded premiums net of commissions of $21.5 million and $25.1 million and received reinsurance recoverables on paid loss and loss adjustment expenses of $28.0 million and $23.1 million during the six-months ended June 30, 2012 and 2011, respectively.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Restatement

During the course of its review of the Company’s current financial statements the Company’s management discovered an error in two of its stated balance sheet accounts – other receivables and accounts payable and accrued expenses. The error in the other receivables account arose from a process used to record receivable activity as policies on a front carrier were rolled over to AAIC policies. The error in accounts payable and accrued expenses was due to an overstatement of accrued commissions and unclaimed property liability. The effect of the errors is a cumulative increase in income, after giving effect to taxes, of $559,005 over the five-year period of 2007 through 2011. The impact of the errors to prior year financial statements is not material; therefore the errors are restated on a prospective basis. Such restated financial information is presented in this report. See Note 3 of the Consolidated Financial Statements.

In the Form 10-K for the year ended December 31, 2011, Management disclosed control deficiencies in its review and analysis of the account reconciliation process for the periods described above. In response, we implemented additional controls and procedures which resulted in the discovery of the errors described above. We believe that additional controls we have implemented have remediated the control deficiencies and strengthened our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of June 30, 2012, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For 2012, each non-officer director may choose between (i) an amount in cash equal to $15,000 plus the number of shares equal to $15,000 divided by the share price on December 31, of the prior year or (ii) the number of shares equal to $30,000 divided by the share price on December 31, of the prior year. During the first six-months of 2012, the Company issued 300,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on March, 13, 2012 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

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

Date: August 14, 2012

By:	/S/ SHEREE S. WILLIAMS
Sheree S. Williams
Chief Financial Officer

Date: August 14, 2012