Form 10-Q
period 2012-09-30
ASSURANCEAMERICA CORP
filed 2012-11-14
CIK 8497

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 66,110,531 shares of the Registrant’s $.01 par value Common Stock outstanding as of November 12, 2012.

ASSURANCEAMERICA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2012	(As Restated) December 31, 2011
ASSETS
Cash and cash equivalents	$8,118,773	$7,733,287
Cash restricted	172,963	254,222
Short-term investments	125,346	125,008
Long-term investments, at fair value (amortized cost $7,326,035 and $7,831,560)	7,608,530	7,886,617
Other long-term investments	488,537	600,435
Investment income due and accrued	68,008	63,533
Real estate mortgage loans due from a related party	4,000,000	4,000,000
Receivable from insureds	22,792,383	25,132,462
Reinsurance recoverable (including $7,988,199 and $9,114,187 on paid losses)	28,716,629	36,664,396
Prepaid reinsurance premiums	19,145,185	19,466,923
Deferred acquisition costs	1,183,587	1,928,401
Property and equipment (net of accumulated depreciation of $4,040,401 and $3,847,396)	1,979,146	1,904,368
Other receivables	915,958	1,240,464
Prepaid expenses	388,725	450,080
Security deposits	36,333	33,833
Assets of discontinued operations	27,032	204,059

Total assets	$95,767,135	$107,688,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$5,364,835	$6,376,418
Unearned premium	26,252,145	28,101,244
Unpaid losses and loss adjustment expenses	34,466,484	42,098,263
Reinsurance payable	20,492,374	20,538,203
Provisional commission reserve	2,643,119	2,453,125
Funds withheld from reinsurers	243,618	325,000
Liabilities of discontinued operations	50,056	595,014
Notes payable due to a related party	1,819,563	1,557,911
Other notes and interest payable	43,999	116,956

Total liabilities	91,376,193	102,162,134

Commitments and Contingencies
Common stock, $.01 par value (authorized 120,000,000 and outstanding 66,110,531 and 65,810,531)	661,105	658,105
Paid in capital	20,847,032	20,618,146
Accumulated deficit	(17,293,044)	(15,784,708)
Accumulated other comprehensive income	175,849	34,411

Total stockholders’ equity	4,390,942	5,525,954

Total liabilities and stockholders’ equity	$95,767,135	$107,688,088

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	(As Restated) 2011	2012	(As Restated) 2011
Revenue:
Gross premiums written	$18,240,319	$22,160,011	$56,666,236	$71,570,796
Gross premiums ceded	(13,231,728)	(15,395,290)	(38,232,258)	(46,005,673)

Net premiums written	5,008,591	6,764,721	18,433,978	25,565,123
Decrease in unearned premiums, net of prepaid reinsurance premiums	1,167,894	1,210,593	1,522,965	724,112

Net premiums earned	6,176,485	7,975,314	19,956,943	26,289,235
Commission income	2,146,263	3,210,775	6,241,733	9,612,330
Managing general agent fees	1,984,063	2,535,896	6,038,506	8,162,882
Net investment income	104,280	81,831	298,615	186,178
Net investment gains (losses) on securities	0	(7,278)	(28,214)	49,933
Other income	6,078	12,796	35,842	12,796

Total revenue	10,417,169	13,809,334	32,543,425	44,313,354

Expenses:
Losses and loss adjustment expenses	3,893,246	7,559,973	14,287,201	24,746,504
Selling, general and administrative expenses	5,904,035	8,023,215	18,885,271	23,624,569
Stock option expense	46,000	88,264	141,886	262,784
Depreciation and amortization expense	1,763	190,797	193,005	519,384
Interest expense	215,142	947	647,398	7,494

Total expenses	10,060,186	15,863,196	34,154,761	49,160,735

Income (loss) from continuing operations before income taxes	356,983	(2,053,862)	(1,611,336)	(4,847,381)
Income tax benefit on continuing operations	0	752,093	0	1,758,839

Income (loss) from continuing operations	356,983	(1,301,769)	(1,611,336)	(3,088,542)

Income (loss) from discontinued operations (including loss on disposal of $831,654 and $1,237,951 for the three and nine months ended September 30, 2011, respectively)	0	(92,093)	103,000	(2,236,540)
Income tax expense on discontinued operations	0	(460,521)	0	(242,795)

Income (loss) from discontinued operations, net of taxes	0	(552,614)	103,000	(2,479,335)

Net Income (loss)	$356,983	$(1,854,383)	$(1,508,336)	$(5,567,877)

Earnings (loss) Per Common Share
Basic-Income (Loss) from continuing operations	$0.005	$(0.020)	$(0.024)	$(0.047)
Diluted-Income (Loss) from continuing operations	$0.005	$(0.020)	$(0.024)	$(0.047)
Basic-Income (Loss) from discontinued operations	$0.000	$(0.008)	$0.002	$(0.038)
Diluted-Income (Loss) from discontinued operations	$0.000	$(0.008)	$0.002	$(0.038)
Basic-Net Income (Loss)	$0.005	$(0.028)	$(0.023)	$(0.085)
Diluted-Net Income (Loss)	$0.005	$(0.028)	$(0.023)	$(0.085)
Weighted average shares outstanding-basic	66,110,531	65,797,593	66,030,604	65,717,987
Weighted average shares outstanding-diluted	66,110,531	65,797,593	66,030,604	65,717,987

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	(As Restated) 2011	2012	(As Restated) 2011
Net income (loss)	$356,983	$(1,854,383)	$(1,508,336)	$(5,567,877)

Other comprehensive income:
Change in unrealized gains (losses) of investments:
Unrealized gains (losses) arising during the period	78,099	(461,879)	199,224	(256,255)
Reclassification adjustment for realized (gains) losses recognized during the period	0	7,278	28,214	(49,933)

Net change in unrealized gains (losses)	78,099	(454,601)	227,438	(306,188)
Deferred income taxes on above changes	(29,998)	170,475	(86,000)	114,820

Other comprehensive income (loss), net of tax	48,101	(284,126)	141,438	(191,368)

Comprehensive income (loss)	$405,084	$(2,138,509)	$(1,366,898)	$(5,759,245)

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011 (As Restated)
Cash flows from operating activities:
Loss from continuing operations	$(1,611,336)	$(3,088,542)
Income (loss) from discontinued operations	103,000	(2,479,335)

Net loss	(1,508,336)	(5,567,877)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Net investment (gains) losses on securities	28,214	(49,933)
Depreciation and amortization	613,543	775,815
Loss on disposal of property and equipment	0	3,084
Loss on disposal of discontinued operations	0	1,160,566
Stock option expense	141,886	262,784
Compensation stock award	90,000	94,852
Deferred tax benefit	(86,000)	(1,510,090)
Changes in assets and liabilities:
Investment income due and accrued	(4,475)	95,445
Receivables	2,664,585	1,956,312
Prepaid expenses and other assets	58,855	58,987
Unearned premiums	(1,849,099)	(2,914,311)
Unpaid loss and loss adjustment expenses	(7,631,779)	10,149,360
Ceded reinsurance payable	(45,829)	(3,263,374)
Reinsurance recoverable	7,947,768	(10,220,029)
Prepaid reinsurance premiums	321,738	2,178,531
Accounts payable and accrued expenses	(1,011,583)	(990,150)
Prepaid income taxes/federal income taxes payable	0	(73,962)
Funds withheld from reinsurers	(81,382)	(1,300,000)
Other operating activities	(367,930)	295,396
Deferred acquisition costs	744,814	109,372
Provisional commission reserve	189,994	(851,492)

Net cash provided (used) by operating activities – continuing operations	214,984	(9,600,714)
Net cash used by operating activities – discontinued operations	(86,827)	(150,859)

Net cash provided (used) by operating activities	128,157	(9,751,573)

Cash flows from investing activities:
Purchases of property and equipment, net	(267,783)	(737,804)
Change in short term investments	(338)	20,077
Proceeds from sales, call and maturities of investments	430,322	4,659,652
Purchases of investments	0	(1,671,690)
Transfer of cash to restricted cash	81,259	1,298,920
Proceeds from sale of agencies discontinued operations	0	4,255,000

Net cash provided by investing activities – continuing operations	243,460	7,824,155
Net cash used by investing activities – discontinued operations	0	(10,370)

Net cash provided by investing activities	243,460	7,813,785

Cash flows from financing activities:
Repayment of line of credit	0	(1,500,000)
Repayment of notes payable	(72,958)	(42,495)

Net cash used by financing activities	(72,958)	(1,542,495)

Net increase (decrease) in cash and cash equivalents	298,659	(3,480,283)
Cash and cash equivalents, beginning of period – continuing operations	7,733,287	7,958,473
Cash and cash equivalents, beginning of period – discontinued operations	95,563	420,541

Cash and cash equivalents, end of period	8,127,509	4,898,731
Less cash and cash equivalents, end of period - discontinued operations	8,736	259,312

Cash and cash equivalents, end of period - continuing operations	$8,118,773	$4,639,419

See accompanying notes to consolidated financial statements.

ASSURANCEAMERICA CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012 and 2011

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

On March 22, 2012, the Company entered into an agreement with an investment banker to assist in identifying strategic alternatives for the Company, including the potential sale of its wholly owned subsidiaries AAIC and MGA. The assets have been evaluated for impairment and no impairment has been recorded as of September 30, 2012. AAIC and MGA represent substantially all of the operating assets of the Company and as such, are currently reflected as continuing operations in the consolidated financial statements ending September 30, 2012 and 2011. TrustWay was sold in 2011 and is reported as discontinued operations in the consolidated financial statements for those same periods.

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

New Accounting Standards Adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”) which specifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance modifies the definition of acquisition costs to require that deferred costs be directly related to the successful acquisition of a new or renewal insurance contract. The Company adopted ASU 2010-26 on January 1, 2012, on a prospective basis. If the new method had been in place at December 31, 2011, the impact to the Company’s financial statements would have been a reduction in net income of $451 thousand. Adoption of the new method as of January 1, 2012 reduced the Company’s net income for the nine months ended September 30, 2012 by $405 thousand, when compared to the old method.

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

The cumulative adjustments required to correct the errors in the financial statements prior to fiscal year 2012 are reflected in the restated stockholders’ equity balance as of December 31, 2011, as shown in the Consolidated Balance Sheets. The cumulative effect of the correction of errors resulted in an increase in Stockholders’ equity of $559,005 as of December 31, 2011.

The impact of 2011 fiscal year adjustments is reflected in the Consolidated Statements of Operations in the fiscal quarters in which they relate. Of the aggregate increase to 2011 earnings, after giving effect to taxes, $101,124 related to the three-month period ended March 31, 2011; $13,945 related to the three-month period ended June 30, 2011; $9,510 related to the three-month period ended September 30, 2011. The three-month period ended December 31, 2011 resulted in a charge to earnings, after giving effect to taxes, of $35,393.

The nature of the restatement adjustments and the impact of the adjustments on the Consolidated Balance Sheet as of December 31, 2011 are shown in the following table:

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

The nature of the restatement adjustments and the impact of the adjustments on the Consolidated Statement of Operations for the nine months ended September 30, 2011 are shown in the following table:

Consolidated Statement of Operations (extract)
	For the Nine Months ended September 30, 2011
	As Reported	Effect of Correction	As Restated
Expenses:
Selling, general and administrative expenses	$23,823,895	(199,326)	$23,624,569
Total operating expenses	$49,360,061	(199,326)	$49,160,735

Loss from continuing operations before taxes	$(5,046,707)	199,326	$(4,847,381)
Income tax benefit on continuing operations	$1,833,586	(74,747)	$1,758,839
Loss from continuing operations	$(3,213,121)	124,579	$(3,088,542)

Net loss	$(5,692,456)	124,579	$(5,567,877)

Loss per common share:
Basic - Loss from continuing operations	$(0.049)	0.002	$(0.047)
Diluted - Loss from continuing operations	$(0.049)	0.002	$(0.047)
Basic - Net Loss	$(0.087)	0.002	$(0.085)
Diluted - Net Loss	$(0.087)	0.002	$(0.085)

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

A decline in the fair value of an available-for-sale security below cost that is deemed other than temporary and related to credit results in a charge to income. The decline in value attributed to non-credit related factors is recognized in other comprehensive income. For a decline in value deemed to be credit related, a new cost basis for the security is established. Gross unrealized gains, net of unrealized losses and deferred income taxes as of September 30, 2012 and December 31, 2011 were $175,849 and $34,411, respectively.

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

At September 30, 2012 and December 31, 2011, long-term investments carried at market value of $5,111,115 and $4,346,810, respectively, and cash and short-term investments of approximately $125,346 and $125,008, respectively, were pledged by one of the Company’s subsidiaries under requirements of regulatory authorities.

A summary of investments follows as of:

	September 30, 2012	December 31, 2011
Short-term investments and bank certificates of deposit	$125,346	$125,008
U.S. government sponsored enterprises	4,740,070	5,201,132
Corporate debt securities	2,868,460	2,685,485
Other long-term investments	488,537	600,435

Total	$8,222,413	$8,612,060

The amortized cost, fair value and gross unrealized gains or losses of U.S. sponsored enterprises and corporate debt securities available-for-sale at September 30, 2012 and December 31, 2011, by contractual maturity, are shown below:

Years to Maturity — September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$1,271,815	$24,740	$0	$1,296,555
One to five years	3,863,147	199,010	11,230	4,050,927
Five to ten years	1,660,450	51,468	1,205	1,710,713
Over ten years	530,623	19,712	0	550,335

Total	$7,326,035	$294,930	$12,435	$7,608,530

Years to Maturity — December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Within one year	$580,257	$0	$4,050	$576,207
One to five years	3,362,908	171,362	3,745	3,530,525
Five to ten years	2,695,544	0	96,543	2,599,001
Over ten years	1,192,851	11,814	23,781	1,180,884

Total	$7,831,560	$183,176	$128,119	$7,886,617

The amortized cost, fair value and gross unrealized gains or losses of securities available-for-sale at September 30, 2012 and December 31, 2011, by security type, are shown below:

Security Type — September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$4,515,785	$224,285	$0	$4,740,070
Corporate debt securities	2,810,250	70,645	12,435	2,868,460

Total	$7,326,035	$294,930	$12,435	$7,608,530

Security Type — December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$5,047,921	$183,176	$29,965	$5,201,132
Corporate debt securities	2,783,639	0	98,154	2,685,485

Total	$7,831,560	$183,176	$128,119	$7,886,617

As of September 30, 2012, the Company has determined that all of the unrealized losses in available-for-sale securities were temporary.

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

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Estimated Market Fair Value	Gross Unrealized Losses	Estimated Market Fair Value
September 30, 2012:
U.S. government sponsored enterprises	$0	$0	$0	$0
Corporate debt securities	1,205	251,145	11,230	536,250

	$1,205	$251,145	$11,230	$536,250

December 31, 2011:
U.S. government sponsored enterprises	$7,075	$1,223,100	$22,890	$637,875
Corporate debt securities	10,983	1,644,527	87,171	1,040,958

	$18,058	$2,867,627	$110,061	$1,678,833

The Company had investments called during the nine-month period ended September 30, 2012, but did not receive any proceeds from sales of investments during this period. The total proceeds received on sales of investments for the nine months ended September 30, 2011 amounted to $4,659,652. The Company had realized gains and losses of $0 and $28,214, respectively, for the nine months ended September 30, 2012 and $115,183 and $65,250, respectively, for the same period in 2011.

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

Short-term investments

Short-term investments primarily consist of money market funds and are considered highly liquid. The carrying amount approximates fair value.

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

Notes payable – current interest rates and yield curves; credit risks consistent with debt being valued.

The following table illustrates the recurring fair value measurements as of September 30, 2012:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$4,740,070	$4,740,070	$0	$0
Corporate debt securities	2,868,460	0	2,868,460	0

Total	$7,608,530	$4,740,070	$2,868,460	$0

The following table illustrates the recurring fair value measurements as of December 31, 2011:

	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Available-for-sale securities:
U.S. government sponsored enterprises	$5,201,132	$5,201,132	$0	$0
Corporate debt securities	2,685,485	0	2,685,485	0

Total	$7,886,617	$5,201,132	$2,685,485	$0

The following presents the estimated fair values of financial instruments and their hierarchy levels as of September 30, 2012. The carrying value is the same as fair value.

	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash and cash equivalents	$8,118,773	$0	$0	$8,118,773
Restricted cash	172,963	0	0	172,963
Short-term investments	125,346	0	0	125,346
Available-for-sale securities:
U.S. government sponsored enterprises	4,740,070	0	0	4,740,070
Corporate debt securities	0	2,868,460	0	2,868,460
Low income federal housing credits	0	488,537	0	488,537
Real estate mortgage loans due from a related party	0	4,000,000	0	4,000,000

Total cash and investments	$13,157,152	$7,356,997	$0	$20,514,149

Liabilities:
Notes payable due to a related party	$0	$4,000,000	$0	$4,000,000

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

A summary of unpaid losses and loss adjustment expenses, net of reinsurance ceded, is as follows:

	September 30, 2012	December 31, 2011
Case basis	$4,270,889	$5,110,499
IBNR	9,467,165	9,437,555

Total	$13,738,054	$14,548,054

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

Reinsurance assets include balances due from other insurance companies under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize the reinsurance recoverable. As of September 30, 2012, all four reinsurers have provided a letter of credit or secured trust accounts to provide security sufficient to satisfy AAIC’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverable approximates its carrying amount.

The impact of reinsurance on the statements of operations for the three and nine month periods ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Premiums written:
Direct	$18,240,319	$22,160,011	$56,666,236	$71,570,796
Assumed	0	0	0	0
Ceded	(13,231,728)	(15,395,290)	(38,232,258)	(46,005,673)

Net	$5,008,591	$6,764,721	$18,433,978	$25,565,123

Premiums earned:
Direct	$19,448,091	$23,085,387	$58,514,963	$74,485,634
Assumed	0	0	372	(529)
Ceded	(13,271,606)	(15,110,073)	(38,558,392)	(48,195,870)

Net	$6,176,485	$7,975,314	$19,956,943	$26,289,235

Losses and loss adjustment expenses incurred:
Direct	$12,767,202	$23,638,301	$42,554,437	$73,366,694
Assumed	(149)	14	1,455	187
Ceded	(8,873,807)	(16,078,342)	(28,268,691)	(51,620,377)

Net	$3,893,246	$7,559,973	$14,287,201	$24,746,504

The impact of reinsurance on the balance sheets as of the dates indicated is as follows:

	September 30, 2012	December 31, 2011
Unpaid losses and loss adjustment expense:
Direct	$34,374,861	$42,001,981
Assumed	91,623	96,282
Ceded	(20,728,430)	(27,550,209)

Net	$13,738,054	$14,548,054

Unearned premiums:
Direct	$26,252,145	$28,101,244
Ceded	(19,145,185)	(19,466,923)

Net	$7,106,960	$8,634,321

The Company receives commissions on its reinsurance agreements and pays the reinsurers premium on the basis of ceded collected premium.

For the nine months ended September 30, 2012, the Company received $8,059,046 in commissions on ceded collected premiums. Had all of the Company’s reinsurance agreements been commuted at September 30, 2012, the Company would have returned $517,687 in reinsurance commissions to its reinsurers and its reinsurers would have returned $2,600,558 in collected premiums to the Company.

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

The total liability for excess provisional commissions received as of September 30, 2012 by policy year is:

Policy Year	Amount
2011	$1,139,414
2012	1,503,705

Total	$2,643,119

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

Effective July 31, 2011, the Company sold its Alabama insurance agencies. The Company received $75,000 in cash and a promissory note receivable in the amount of $225,000 related to the sale. The fair value of these assets was $560,485 and the Company recognized a pre-tax loss on disposal of $260,485. The pre-tax loss on the discontinued operations for the Alabama agencies amounted to $175,606 as of December 31, 2011. The principal amount payable is due in four consecutive installments of $45,000 on August 1, 2012 and 2013, with the remaining installments of $67,500 due on August 1, 2014 and 2015. The interest rate is 10% per annum and is payable on the unpaid balance on the last day of each quarter (April 30, July 31, October 31, and January 31) commencing with the first date of the note until the maturity date. The outstanding principal balance on the note receivable at September 30, 2012, was $180,000.

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

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$8,736	$95,563
Other	18,296	108,496

Assets of discontinued operations	$27,032	$204,059

Liabilities
Accounts payable and accrued expenses	$50,056	$595,014

Liabilities of discontinued operations	$50,056	$595,014

The operations of the aforementioned TrustWay businesses are classified as discontinued operations as summarized below:

	Nine Months Ended September 30,
	2012	2011
Revenues	$0	$4,632,321

Operations
Income (loss) from discontinued operations before income taxes	$103,000	$(1,075,974)
Income tax benefit	0	403,491

Income (loss) from discontinued operations, net of taxes	$103,000	$(672,483)

Disposal
Loss on disposal before income taxes	$0	$(1,237,951)
Income tax expense	0	(568,901)

Loss on disposal, net of taxes	0	$(1,806,852)

Income (loss) from discontinued operations, net of taxes	$103,000	$(2,479,335)

On March 22, 2012, the Company entered into an agreement with an investment banker to assist in identifying strategic alternatives for the Company, including the potential sale of its wholly owned subsidiaries AAIC and MGA. The assets have been evaluated for impairment and none has been recorded as of September 30, 2012. AAIC and MGA represent substantially all of the operating assets of the Company and as such, are currently reflected as continuing operations in the consolidated financial statements ending September 30, 2012 and 2011. As of September 30, 2012, the total assets and liabilities of AAIC and MGA, eliminating intercompany balances, are $95.6 million and $89.3 million, respectively.

(10) Income Taxes

The provision for federal and state income taxes for the three and nine-month periods ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current taxes	$0	$0	$0	$0
Deferred	0	(291,572)	0	(1,516,044)

Total income tax benefit	$0	$(291,572)	$0	$(1,516,044)

At September 30, 2012 and December 31, 2011, the Company determined that a valuation allowance was required for the deferred income tax assets of $5,315,769 and $4,778,245, respectively. This determination was based on the “more likely than not” threshold. The Company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax law. The Company considered the following possible sources of taxable income when assessing the possible realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax planning strategies.

(11) Borrowings

Notes Payable

On December 30, 2011, the Company issued two promissory notes totaling $4,000,000 payable to the Company’s Chairman (one for $2,500,000 and one for $1,500,000) in exchange for two mortgage notes receivable (“Secured Notes”) of equal value secured by real estate mortgages. The secured notes and mortgages were contributed by the Company to its subsidiary AAIC as a capital contribution. The Company’s notes were secured in part with the stock of AAIC and the interest of AAC in MGA. AAC also issued a Warrant Agreement as part of the consideration giving the Chairman the right to purchase 11,629,000 shares of the common stock of AAC for $0.01 per share. At September 30, 2012, the recorded balance of the notes was $1,819,563, net of $2,180,437 discount related to the issuance of the warrant. At December 31, 2011, the recorded balance of the notes was $1,557,911, net of $2,442,089 discount related to the issuance of the warrant. The discount will be amortized to interest expense over the life of the notes.

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

The Company had two other notes payable outstanding as of September 30, 2012. First, on January 14, 2008, the Company issued a note payable in the amount of $276,250 to Information Distribution & Marketing, Inc. for the purchase of a software package that grants the Company a perpetual license to the source code and the ability to develop derivatives. The note requires monthly principal and interest payments beginning in January 2008 and maturing in November 2012 with an interest rate of 2.8871% per annum. The outstanding principal balance on the note at September 30, 2012, and December 31, 2011, was $14,836 and $58,619, respectively.

Second, as a result of the acquisition of First Choice Insurance Agency effective February 26, 2009, the Company issued an unsecured promissory note payable to the former owner in the amount of $115,200 which carries an interest rate of 5%, with four equal yearly installments of principal and interest payments beginning February 26, 2010. The outstanding balance on the note including interest payable at September 30, 2012 and December 31, 2011 was $29,163 and $58,337, respectively.

The aggregate annual maturities of payments due on notes payable outstanding as of September 30, 2012 are as follows:

Amount
2012	$14,836
2013	29,163
2014	0
2015	0
2016	0
Thereafter	4,000,000

Total	$4,043,999

(12) Common Stock

During the first nine months of 2012 and 2011, the Company issued 300,000 and 316,174 shares of common stock, $.01 par value to its board of directors, respectively.

(13) Warrants for Common Stock

On December 30, 2011, the Company issued a warrant to purchase 11,629,000 shares of common stock at an exercise price of $.01 per share as additional consideration for promissory notes issued by AAC to the Company’s Chairman. The warrant is exercisable immediately and expires on December 30, 2015. The initial fair value of the warrant was calculated using the Black-Scholes-Merton option-pricing model with the following assumptions: 4 year contractual term; annual risk-free interest rate of 2.69%; 162% volatility; and 0% dividend rate. The fair value of the warrant was determined to be $2,442,089 and was recorded as equity in additional paid-in capital and a discount to the carrying value of the loan. The discount will be amortized to interest expense using the effective interest rate method over the seven year term of the loan. The unamortized discount at September 30, 2012 and December 31, 2011 was $2,180,437 and $2,442,089, respectively.

(14) Stock-Based Compensation

In April 2010, the Company’s shareholders approved a new Stock Incentive Plan (the “2010 Plan”). The Company’s 2010 Plan provides for the granting of stock options to officers, key employees, directors, consultants, independent contractors and other agents at the discretion of the Board of Directors. The Company believes that such awards better align the interests of its associates with those of its shareholders. Options become exercisable at various dates, generally vesting over a five-year continuous period of service and have similar contractual terms. Certain employment agreements may provide for accelerated vesting if there is a change in control of the Company (as defined in the Plan). Generally, options are issued with exercise prices no less than the fair market value of the common stock at the time of the grant (or in the case of a ten-percent-or-greater stockholder, 110 percent of fair market value). The aggregate number of common shares authorized under the 2010 Plan is currently 2,000,000. The common stock is reserved and available for issuance pursuant to awards granted to participants under 2010 Plan. As of September 30, 2012, there were 520,000 shares of the Company’s common stock subject to outstanding awards under the 2010 Plan.

The Company’s Prior 2000 Incentive Plan (the “Prior Plan”) has an aggregate total of 8,500,000 authorized common shares, but no additional awards will be granted under this Plan, as it expired in June 2010. As of September 30, 2012, there were 2,692,875 shares of the Company’s common stock subject to outstanding awards under the Prior Plan.

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

The Company did not award any options during the nine months ended September 30, 2012. The fair value of each option awarded during the nine months ended September 30, 2011 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions noted in the following table.

2011
Weighted average grant date fair value	$0.1950
Expected volatility	160% - 163%
Weighted average volatility	162%
Risk-free interest rate	2.53 - 2.92%
Expected term (in years)	6.51
Expected forfeitures	7.1%

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2011 was $0.195. As of September 30, 2012, there was $260,828 of unrecognized compensation cost related to non-vested stock options and this cost is expected to be recognized over a weighted-average period of 1.19 years.

Total compensation cost for share-based payment arrangements recognized for the nine month periods ended September 30, 2012 and 2011, was $141,886 and $262,784, respectively.

A summary of all stock option activity during the nine months ended September 30, 2012 and 2011 follows:

	2012		2011
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
January 1	5,116,375	$0.41	7,598,555	$0.49
Add (deduct):
Granted	0	$0.00	870,000	$0.20
Forfeited	(126,000)	$0.19	(637,240)	$0.23
Expired	(84,000)	$0.19	(236,460)	$0.47

March 31	4,906,375	$0.42	7,594,855	$0.50

Add (deduct):
Granted	0	$0.00	0	$0.00
Forfeited	(753,100)	$0.24	(362,400)	$0.68
Expired	(695,400)	$0.54	0	$0.00

June 30	3,457,875	$0.43	7,232,455	$0.49

	2012		2011
Options Outstanding	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Add (deduct):
Granted	0	$0.00	0	$0.00
Forfeited	(191,000)	$0.20	(412,300)	$0.28
Expired	(54,000)	$0.21	(999,555)	$1.07

September 30	3,212,875	$0.45	5,820,600	$0.41

Exercisable, September 30	2,420,275	$0.50	3,024,046	$0.52

The following stock options were outstanding or exercisable as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Options Outstanding	Options Exercisable	Options Outstanding	Options Exercisable
Number of shares	3,212,875	2,420,275	5,116,375	2,926,275
Weighted average exercise price	$0.45	$0.50	$0.41	$0.51
Aggregate intrinsic value	$0	$0	$27,600	$7,640
Weighted average remaining contractual term	4.71 years	3.96 years	5.82 years	4.51 years

At September 30, 2012, the 2,420,275 options exercisable have an exercise price ranging from $0.11 to $0.98 per share.

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

Contractual Commitments

The Company leases office space for its corporate headquarters located at RiverEdge One, 5500 Interstate North Parkway, Suite 600, Atlanta, Georgia 30328. In August 2012, the Company exercised an early cancellation option to shorten its lease term from September 2019 to September 2015. MGA leases a claims office in the state of Florida. During 2011, the Company sold its TrustWay retail operations and the leases associated with the sale are no longer commitments for the Company. The above mentioned companies lease office equipment for use in their various locations. The Company believes that its existing facilities are adequate for the Company’s current requirements and operations. Rent expense for long-term leases with predetermined minimum rental escalations is recognized on a straight-line basis, and the difference between the recognized rental expense and amounts payable under the leases, or deferred rent, is included in accrued expenses.

The Company has entered into leases primarily for office space and certain equipment, classified as operating leases. The future minimum rental payments required under long-term non-cancelable leases are summarized as follows:

Period ending December 31,	Amount
2012	$149,071
2013	577,323
2014	593,895
2015	455,044
2016	0
Thereafter	0

$1,775,333

Defined Contribution Plan

Effective January 1, 2011, associates are automatically enrolled in the 401(k) defined contribution retirement plan at 3% of their salary. Associates have the option to opt-out of the plan. The Company contributed $95,133 and $131,544 to this plan during the nine months ended September 30, 2012 and 2011, respectively. The plan currently matches 33.3% on the first 6% of employee earnings and the Company can elect to make discretionary contributions. The eligibility requirements are 21 years of age, 6 months of service and full time employment.

(16) Net Income (Loss) per Share

Basic and diluted income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Potential common shares not included in the calculations of net loss per share for the three and nine months ended September 30, 2012 and 2011, because their inclusion would be anti-dilutive, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	3,212,875	5,820,600	3,212,875	5,820,600

Stock warrants	11,629,000	0	11,629,000	0

The reconciliation of the amounts used in the computation of both basic and diluted loss per share for the periods ended September 30, 2012 and 2011 are as follows:

	Net Income (Loss)	Average Shares Outstanding	Per Share Amount
For the three months ended September 30, 2012:
Net income — basic	$356,983	66,110,531	$0.005

Effect of dilutive stock warrants and options	0	0

Net income — diluted	$356,983	66,110,531	$0.005

For the three months ended September 30, 2011:
Net loss — basic	$(1,854,383)	65,797,593	$(0.028)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(1,854,383)	65,797,593	$(0.028)

For the nine months ended September 30, 2012:
Net loss — basic	$(1,508,336)	66,030,604	$(0.023)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(1,508,336)	66,030,604	$(0.023)

For the nine months ended September 30, 2011:
Net loss — basic	$(5,567,877)	65,717,987	$(0.085)

Effect of dilutive stock warrants and options	0	0

Net loss — diluted	$(5,567,877)	65,717,987	$(0.085)

(17) Supplemental Cash Flow Information

	Nine Months ended September 30,
	2012	2011
Cash paid
Interest	$385,746	$7,494
Income taxes	$0	$2,338

	2012	2011
Non-cash investing activities:
Change in unrealized gains and losses on investment securities, net of tax	$141,438	$(191,368)
Note receivable from sale of TrustWay Georgia division	$0	$425,000

(18) Segment Reporting

The Company’s subsidiaries are each unique operating entities performing a separate business function. AAIC, a property and casualty insurance company, focuses on writing nonstandard automobile business in the states of Alabama, Arizona, Florida, Georgia, Indiana, Louisiana, Mississippi, Missouri, South Carolina, Texas and Virginia. MGA markets AAIC’s policies through more than 2,700 independent agencies in these states. MGA provides all of the underwriting, accounting, product management, legal, policyholder administration and claims functions for AAIC and two unaffiliated carriers related to the nonstandard automobile insurance policies produced in Florida and Texas. The Company also provides claims services for one unaffiliated MGA in Florida. MGA receives various fees related to insurance transactions that vary according to state insurance laws and regulations. The TrustWay agencies, comprised of 37 retail insurance agencies that focused on selling nonstandard automobile policies and related coverages in Alabama, Florida and Georgia, were sold in 2011.

The Company evaluates profitability based on pretax income (loss). Pretax income (loss) for each segment is defined as the revenues less the segment’s operating expenses including depreciation, amortization, and interest. Following are the operating results for the Company’s various segments and an overview of segment assets:

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
THIRD QUARTER 2012
Revenues
External customer	$4,130	$0	$6,281	$6	$0	$10,417
Intersegment	1,468	0	624	270	(2,362)	0
Pretax Income (Loss)
Continuing operations	389	0	293	(325)	0	357
Discontinued operations	0	0	0	0	0	0

Total pretax income (loss)	389	0	293	(325)	0	357
Assets
Segment assets	5,882	27	96,050	8,658	(14,850)	95,767

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
THIRD QUARTER 2011
Revenues
External customer	$5,743	$0	$8,054	$12	$0	$13,809
Intersegment	696	0	747	584	(2,027)	0
Pretax Income (Loss)
Continuing operations	(983)	(42)	(925)	(104)	0	(2,054)
Discontinued operations	0	(92)	0	0	0	(92)

Total pretax income (loss)	(983)	(134)	(925)	(104)	0	(2,146)
Assets
Segment assets	6,570	838	113,831	18,265	(20,816)	118,688

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST NINE MONTHS 2012
Revenues
External customer	$12,296	$0	$20,229	$18	$0	$32,543
Intersegment	4,816	0	1,938	810	(7,564)	0
Pretax Income (Loss)
Continuing operations	1,182	0	(933)	(1,860)	0	(1,611)
Discontinued operations	0	103	0	0	0	103

Total pretax income (loss)	1,182	103	(933)	(1,860)	0	(1,508)
Assets
Segment assets	5,882	27	96,050	8,658	(14,850)	95,767

($ in thousands)	MGA	TrustWay	AAIC	Company	Eliminations	Consolidated
FIRST NINE MONTHS 2011
Revenues
External customer	$17,748	$0	$26,553	$12	$0	$44,313
Intersegment	4,099	0	2,397	2,033	(8,529)	0
Pretax Income (Loss)
Continuing operations	883	(215)	(3,714)	(1,801)	0	(4,847)
Discontinued operations	0	(2,237)	0	0	0	(2,237)

Total pretax income (loss)	883	(2,452)	(3,714)	(1,801)	0	(7,084)
Assets
Segment assets	6,570	838	113,831	18,265	(20,816)	118,688

(19) Subsequent Event

On October 16, 2012, AAIC received payment of the $1.5 million mortgage note receivable discussed in Note 6 of the Consolidated Financial Statements. With the payment of the mortgage note receivable, the Company’s $1.5 million note was due and payable to the Company’s Chairman on the same date, as discussed in Note 11 of the Consolidated Financial Statements. Pursuant to the note agreement, the Company’s Chairman waived the Company’s obligation to pay the $1.5 million note as a result of the payment of the mortgage note receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On March 22, 2012, the Company entered into an agreement with an investment banker to assist in identifying strategic alternatives for the Company, including the potential sale of its wholly owned subsidiaries AAIC and MGA. The assets have been evaluated for impairment and no impairment has been recorded as of September 30, 2012. AAIC and MGA represent substantially all of the operating assets of the Company and as such, are currently reflected as continuing operations in the consolidated financial statements ending September 30, 2012 and 2011. TrustWay was sold in 2011 and is reported as discontinued operations in the consolidated financial statements for those same periods.

The Company reported income from continuing operations of $0.4 million and loss from continuing operations of $1.6 million for the three and nine months ended September 30, 2012, respectively, compared to losses of $1.3 million and $3.1 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, the Company reported basic earnings per common share of $0.005 and loss per common share of $0.023, respectively, compared to losses per common share of $0.028 and $0.085 for the same periods in 2011. The Company reported pre-tax income from continuing operations of $0.4 million and pre-tax loss of $1.6 million for the three and nine month periods ended September 30, 2012, compared to pre-tax losses of $2.1 million and $4.8 million for the same periods in 2011.

The pre-tax loss on continuing operations for the nine months ended September 30, 2012, resulted primarily from a decline in revenue. This reduction reflects actions taken by the Company to improve underwriting results and the impact of the challenging economic environment on the nonstandard segment. The pre-tax results reflect improvement of $2.4 million and $3.2 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. For the three and nine month periods, revenues declined by $3.4 million and $11.8 million, respectively, offset by declines in total expenses of $5.8 million and $15.0 million, respectively. The decline in expenses for the three and nine month periods is primarily related to reductions in loss and loss adjustment expenses of $3.7 million and $10.5 million, respectively, and reductions in selling, general and administrative expenses of $2.1 million and $4.7 million, respectively.

Revenues

Premiums

Gross premiums written for the three months and nine months ended September 30, 2012, were $18.2 million and $56.7 million compared to $22.2 million and $71.6 million in gross premiums written for the same periods in 2011. The decline in premium was driven by a reduction in new business policies as well as a product mix shift from 12 month policies to 6 month policies. The reduction in new business is primarily due to actions taken by the Company to improve profitability in underperforming market segments. These actions included rate increases, implementation of tighter underwriting guidelines and restrictions on new business in certain segments. Additionally, the Company stopped writing new business in the states of Texas, Mississippi and Louisiana in November 2011.

Policies in-force of 59,758 as of September 30, 2012, decreased 21.7% when compared to the same date in 2011 and 13.0% from policies in-force at December 31, 2011. This is due to the reduction in new business.

The Company ceded approximately 67.5% or $38.2 million of its direct premiums written to its reinsurers during the first nine months of 2012 compared to 64.3% or $46.0 million in 2011. The decrease in ceded premiums is the result of lower direct premium volume produced.

Premiums written refers to the total amount of premiums billed to the policyholder less the amount of premiums returned, generally as a result of cancellations, during a given period. Premiums written become premiums earned as the policy ages. Barring premium rate changes, if an insurance company writes the same gross premiums written (“GPW”) each year, premiums written and premiums earned will be equal and the unearned premium reserve will remain constant. During periods of growth in GPW, the unearned premium reserve will increase, causing premiums earned to be less than premiums written. Conversely, during periods of decline in GPW, the unearned premium reserve will decrease, causing premiums earned to be greater than premiums written. The Company’s net premiums earned, after deducting reinsurance, was $20.0 million for the first nine months of 2012 compared to $26.3 million for the same period in 2011.

Commission and Fee Income

Our MGA operations receive managing general agent commissions for agency, underwriting, policy administration, and claims adjusting services performed on behalf of insurers. Commission income for the three-month and nine month periods ended September 30, 2012, was $2.1 million and $6.2 million compared to $3.2 million and $9.6 million for the same periods in 2011. The decrease in commission income is due to the reduction in premium volume and a lower ceding commission rate. AAIC pays the MGA commission on premium, which AAIC retains and this amount is subsequently eliminated upon consolidation.

The MGA operations also receive finance and other fees associated with premium installment plans. Managing general agent fees for the three and nine months ended September 30, 2012, were $2.0 million and $6.0 million, respectively, which is $0.6 million and $2.1 million lower than the same periods in 2011. The decline in fee income is the due to the reduction of in-force policies.

Net Investment Income and Investment Gains

Our investment portfolio is highly liquid and consists substantially of readily marketable, investment-grade debt securities. Net investment income is primarily comprised of interest and dividends earned on these securities and related investment expenses. Net investment income including gains (losses) on securities was $104 thousand and $270 thousand for the three and nine month periods ended September 30, 2012.

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

The terms of the reinsurance agreements are outlined in Note 8 of the consolidated Financial Statements. As a result of the reinsurance agreements, the Company ceded to its reinsurers approximately 66% of its direct loss and loss adjustment expenses incurred during the first nine months of 2012 and 70% during the same period of 2011.

After making deductions for the effect of reinsurance, losses and loss adjustment expenses were $3.9 million and $14.3 million for the three and nine month periods ended September 30, 2012, compared to $7.6 million and $24.7 million for the same periods in 2011. The amount represents actual payments made and changes in estimated future payments to be made to or on behalf of AAIC’s policyholders, including the expenses associated with settling claims. As a percentage of earned premiums, the loss and loss adjustment expense ratio for the three months ended September 30, 2012, was 63.0% compared to 94.8% for the same period in 2011. The loss and loss adjustment expense ratio for the nine month period ended September 30, 2012 and 2011 was 71.6% and 94.1%, respectively. The 2011 loss ratio results included $4.1 million of adverse development for losses incurred prior to 2011. The Company has also implemented rate and underwriting actions to improve loss results.

Operating Expenses

The selling, general and administrative expenses were $5.9 million and $18.9 million, respectively, for the three and nine months ended September 30, 2012, and $8.0 million and $23.6 million, respectively, for the same periods of 2011. The decrease of $4.7 million for the nine month period relates to a $2.6 million decrease in selling expenses due to lower premium volume, and a reduction of $2.1 million in general and administrative expenses. The Company has reduced its overhead costs to adjust for the reduction in revenue. The Company incurred interest expense of $215 thousand and $647 thousand for the three and nine month periods ended September 30, 2012, primarily associated with the promissory notes and warrants issued in December 2011.

Income Tax Expense

A valuation allowance of $4,778,245 was established based on the “more likely than not” threshold for the Company’s net deferred income tax asset as of December 31, 2011. The valuation allowance was increased to $5,315,769 as of September 30, 2012, offsetting any tax benefit for current year losses. The Company’s ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward period provided for in the tax laws. The Company considered the following possible sources of taxable income when assessing the possible realization of deferred tax assets: future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years; and tax planning strategies.

Financial Condition

As of September 30, 2012, the Company had investments and cash of $16.5 million, compared to $16.6 million at December 31, 2011. The Company’s investment strategy is to invest in bonds with short durations in order to meet its insurance obligations. As of September 30, 2012, the Company had $8.4 million in cash and short-term investments, which included $0.2 million of cash restricted to provide security for certain reinsurance reserve obligations. The Company’s long term investments of $7.6 million are spread among direct obligations of the U.S. Treasury as well as those securities unconditionally guaranteed as to the payment of principal and interest by the United States government or any agency thereof and in corporate bonds. The other long term investments of $0.5 million represent low income housing tax credits, which will be used to offset the Company’s future tax liabilities.

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

As of September 30, 2012, the Company’s assets included two promissory notes secured by real estate mortgages, in the amount of $2.5 million and $1.5 million, respectively. The two notes were subsequently assigned by the Company as a capital contribution to its subsidiary AAIC. The assigned promissory notes are secured by mortgages and real estate deeds owned by the Chairman of the Company. See Note 6 of the Consolidated Financial Statements for further details regarding the notes.

Receivable from insureds as of September 30, 2012, decreased $2.3 million to $22.8 million. The Company’s policy is to write off uncollected receivable balances within 60 days of cancellation or expiration. As of September 30, 2012, the Company recorded an allowance for doubtful accounts of $153 thousand for cancelled policies with balances subject to write off within the next 60 days.

Reinsurance recoverable as of September 30, 2012, decreased $7.9 million to $28.7 million compared to $36.7 million as of December 31, 2011. The decrease is directly related to a reduction in loss reserves. AAIC maintains quota-share reinsurance treaties whereby it cedes approximately 66% of losses. The $28.7 million represents the reinsurers’ portion of losses and loss adjustment expenses, both paid and unpaid.

Prepaid reinsurance premiums as of September 30, 2012, decreased $0.3 million to $19.2 million compared to $19.5 million as of December 31, 2011. The decrease results from AAIC’s decline in premium volume. Prepaid reinsurance premiums represent premiums ceded to its reinsurers which have not been fully earned.

Other receivables as of September 30, 2012, decreased $0.3 million to $0.9 million. The balance primarily relates to amounts due on managing general agency agreements and a $0.2 million note receivable due from the purchaser of the TrustWay Alabama agencies.

The Company has a full valuation allowance on its deferred income tax asset. The valuation allowance was $5,315,769 as of September 30, 2012, an increase of $538 thousand from December 31, 2011. See Note 10 of the Consolidated Financial Statements.

Accounts payable and accrued expenses as of September 30, 2012, decreased $1.0 million to $5.4 million. The decrease is due to a reduction in accruals for salary and general expenses, related to timing of payments.

Unearned premium decreased $1.8 million to $26.3 million as of September 30, 2012 and represents premiums written but not earned. This decrease is directly attributable to the decline in AAIC’s premium writings.

Unpaid losses and loss adjustment expenses decreased $7.6 million to $34.5 million as of September 30, 2012. This amount represents actuarial estimates of future amounts needed to pay claims and related expenses. The decrease is primarily related to a reduction in claims inventory.

Reinsurance payable as of September 30, 2012 remained flat at $20.5 million. The amount represents premiums owed to the Company’s reinsurers. AAIC maintains nine reinsurance treaties with its reinsurers and is currently ceding approximately 72.5% of premiums written.

Provisional commission reserve represents the difference between the minimum ceding commission and the provisional amount paid by the reinsurers. This balance as of September 30, 2012 increased $0.2 million to $2.6 million, compared to the balance at December 31, 2011 of $2.4 million. The increase is related to $1.5 million of provisional commission reserve for the 2012 treaty year, partially offset by the repayment of provisional commissions received for the 2010 treaty year of $1.3 million.

Notes payable due to a related party increased by $262 thousand. The increase represents the amortization of the discount on warrants issued. At September 30, 2012, the recorded balance of the notes was $1,819,563, net of $2,180,437 discount related to the issuance of the warrants. The discount will be amortized to interest expense over the life of the notes. See Note 11 of the Consolidated Financial Statements for further information.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2012, was $128 thousand compared to net cash used by operating activities of $9.8 million for the same period in 2011. The increase in operating cash flows is driven by an improvement in operating results, the timing of reinsurance settlements as compared to 2011, and the 2011 return of $1.3 million in funds withheld on behalf of a reinsurer.

Investing activities provided cash for the nine months ended September 30, 2012, of $243 thousand as compared to $7.8 million for the same period in 2011. The 2011 activity included proceeds from the sale of TrustWay insurance agencies of $4.3 million, $3.0 million from the sale of bonds and $1.3 million transfer of cash for restricted funds held for reinsurers.

Financing activities for the nine months ended September 30, 2012 used cash of $73 thousand compared to a $1.5 million use of cash for the same period in 2011.

To support Company growth, the Company maintains a highly liquid investment portfolio and closely manages capital requirements. AAIC is required by the state of South Carolina to maintain minimum Statutory Capital and Surplus of $3.0 million. As of September 30, 2012, AAIC’s statutory Capital and Surplus was $11.5 million.

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

At September 30, 2012 and December 31, 2011, the Company had $13.7 million of net loss and LAE reserves. The net reserves for 2012 and 2011 were comprised of $4.3 million and $5.1 million of case reserves, respectively, and $9.5 million and $9.4 million of IBNR reserves, respectively.

GROSS RESERVES BY LINE OF BUSINESS

The following table presents the gross reserves by line of business as of September 30, 2012 and December 31, 2011:

	2012	2011
Personal Auto Liability	$32,992,055	$39,969,262
Personal Auto Physical Damage	1,474,429	2,129,001

Total Gross Reserves-Unpaid Losses and LAE	$34,466,484	$42,098,263

The decrease in gross reserves of $7.6 million was represented by a decrease in the auto physical damage coverage of $655 thousand and $7.0 million in bodily injury and personal injury protection coverages.

Variability of Reserves for Loss and LAE

Management believes that there are no reasonably likely changes in the key factors and assumptions that materially affect the Company’s estimate of the reserve for loss and LAE that would materially impact the Company’s financial position, liquidity and results of operations. The Company’s low average policy limit and concentration on the nonstandard auto driver classification help stabilize fluctuations in frequency and severity, thereby limiting the potential variability the reserve level may have on reported results. For example, approximately 96% of policies included within the nonstandard book of business include only the state-mandated minimum policy limits for bodily injury and property damage, which mitigates the complexity of estimating average severity. These low limits tend to reduce the exposure of the loss reserves on this coverage to medical cost inflation on severe injuries since the minimum policy limits will limit the total payout. The following table provides the estimated changes in the liability and related payments made for the nine months ended September 30, 2012 and 2011:

	Nine Months ended September 30,
	2012	2011
Change in net loss and LAE reserves	$(810,000)	$4,025,728
Paid losses and LAE	15,097,201	20,720,776

Total incurred losses and LAE	$14,287,201	$24,746,504

Loss and LAE ratio(1)	71.6%	94.1%

(1)	The ratio was calculated by taking losses and LAE divided by the Net Premiums Earned.

Losses and Loss Adjustment Expenses (LAE)

The Company’s claims costs represent payments made and estimated future payments to be made to or on behalf of our policyholders, including expenses needed to adjust or settle claims. These costs relate to current costs under our nonstandard state-mandated automobile insurance programs. Claims costs are impacted by loss severity and frequency and are influenced by inflation and driving patterns, among other factors. Accordingly, anticipated changes in these factors are taken into account when we establish premium rates and loss reserves.

The table below presents the development experienced during the nine months ended September 30, 2012 and 2011:

	Nine Months ended September 30,
	2012	2011
Prior year incurred losses and LAE	$(2,147,835)	$3,284,001
Current year incurred losses and LAE	16,435,036	21,462,503

Total incurred losses and LAE	$14,287,201	$24,746,504

Prior year incurred losses – increase (decrease) to the calendar year loss and LAE ratio	(10.8%)	12.5%

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

The impact of reinsurance on the Statements of Operations for the nine months ended September 30 is as follows:

	2012	2011
Ceded premiums written	$38,232,258	$46,005,673
Ceded commissions earned	$6,166,523	$9,459,123
Ceded losses and loss adjustment expenses incurred	$28,268,691	$51,620,377

The impact of reinsurance on the balance sheets as of September 30, 2012 and December 31, 2011 is as follows:

	2012	2011
Reinsurance recoverable	$28,716,629	$36,664,396
Ceded unpaid losses and loss adjustment expense	$20,728,430	$27,550,209
Ceded unearned premiums	$19,145,185	$19,466,923
Reinsurance payable	$20,492,374	$20,538,203

Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies. The Company reports as assets (a) the estimated reinsurance recoverable on unpaid losses, including an estimate for losses incurred but not reported, and (b) amounts paid to reinsurers applicable to the policies-in-force.

The Company ceded approximately 67% of its premium and 66% of losses during the nine months ended September 30, 2012 as compared to approximately 64% of its premium and 70% of losses ceded to reinsurers for the prior year. The ceded premium and losses reflect the new contract terms entered into during 2011 and 2012 as previously mentioned. The ceded premium under these reinsurance agreements for the nine months ended September 30, 2012 and 2011 were $38.2 million and $46.0 million, respectively. The related ceding commission was approximately $6.2 million and $9.5 million for the same periods, respectively. The lower ceded premium and commission were mainly due to the reduction in the Company’s premium volume.

Ceded reinsurance for all programs reduced the Company’s incurred losses and LAE for the nine months ended September 30, 2012 and 2011 by $28.3 million and $51.6 million, respectively.

Reinsurance assets include balances due from other contracted reinsurers under the terms of reinsurance agreements. Amounts applicable to ceded unearned premiums, ceded loss payments, and ceded claims liabilities are reported as assets in the accompanying balance sheets. Under the reinsurance agreements, the Company has four reinsurers that are required to collateralize their reinsurance recoverables. As of September 30, 2012, all reinsurers have provided a letter of credit or a secured trust account to provide security sufficient to satisfy the Company’s obligations under the reinsurance agreement. The Company believes the fair value of its reinsurance recoverables approximates their carrying amounts.

The Company’s reinsurance recoverable balances amounted to $28.7 million and $36.7 million as of September 30, 2012 and December 31, 2011, respectively. The recoverable includes ceded unpaid losses and loss adjustment expenses of $20.7 million and $27.6 million of the same periods, respectively. The ceded reserves from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies ceded. Reinsurance recoverable assets include paid loss balances due from other reinsurers under the terms of reinsurance agreements in the amount of $8.0 million and $9.1 million as of September 30, 2012 and December 31, 2011, respectively. The paid loss recoverables are in good standing as of September 30, 2012.

The Company’s ceded unearned premium relates to policies in force which is recognized ratably over the policy period. As of September 30, 2012 and December 31, 2011, the ceded unearned premiums amounted to $19.1 million and $19.5 million, respectively. Reinsurance payable of $20.5 million as of September 30, 2012 and December 31, 2011, respectively, represents the amounts due to reinsurers for ceded premiums net of commissions. The Company pays its reinsurers on a collected premium basis. The Company does not have any balances that are in dispute as of September 30, 2012.

The Company’s quota share reinsurance facility has a significant impact on its cash flows. Since the Company cedes a significant amount of its premium and losses, the Company relies heavily on its reinsurers to settle outstanding reinsurance balances due for loss payments net of premiums collected. The Company paid ceded premiums net of commissions of $32.1 million and $39.8 million and received reinsurance recoverables on paid loss and loss adjustment expenses of $36.2 million and $41.4 million during the nine months ended September 30, 2012 and 2011, respectively.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Restatement

During the course of its review of the Company’s financial statements at June 30, 2012, the Company’s management discovered an error in two of its stated balance sheet accounts – other receivables and accounts payable and accrued expenses. The error in the other receivables account arose from a process used to record receivable activity as policies on a front carrier were rolled over to AAIC policies. The error in accounts payable and accrued expenses was due to an overstatement of accrued commissions and unclaimed property liability. The effect of the errors is a cumulative increase in income, after giving effect to taxes, of $559,005 over the five-year period of 2007 through 2011. The impact of the errors to prior year financial statements is not material; therefore the errors are restated on a prospective basis. Such restated financial information is presented in this report. See Note 3 of the Consolidated Financial Statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate. Based on this evaluation, management determined that, as of September 30, 2012, we maintained effective internal control over financial reporting, and there were no changes in our internal control over financial reporting made during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For 2012, each non-officer director may choose between (i) an amount in cash equal to $15,000 plus the number of shares equal to $15,000 divided by the share price on December 31, of the prior year or (ii) the number of shares equal to $30,000 divided by the share price on December 31, of the prior year. During the first nine months of 2012, the Company issued 300,000 shares of common stock, $.01 par value, to members of its board of directors pursuant to this director compensation program. The shares were issued on March, 13, 2012 to directors, each an accredited investor, as a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D. The Company received no consideration for the common stock issued.

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

ASSURANCEAMERICA CORPORATION

By:	/S/ GUY W. MILLNER
Guy Millner
Chairman and CEO

Date: November 14, 2012

By:	/S/ DANIEL J. SCRUGGS
Daniel J. Scruggs
Chief Financial Officer

Date: November 14, 2012